Form 10-Q
period 1996-06-30
WHOLESOME & HEARTY FOODS INC
filed 1996-08-07
CIK 859735

         --------------------------------------------------------------
         --------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                               -------------------
                                    FORM 10-Q
                               -------------------



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the transition period from __ to __

                        Commission file number 000-18908

                               -------------------

                         WHOLESOME & HEARTY FOODS, INC.
             (Exact name of registrant as specified in its charter)

            Oregon                                     93-0886359
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

       975 SE Sandy Blvd., Portland, Oregon               97214
     (Address of principal executive offices)          (Zip Code)


        Registrant's telephone number, including area code:  503-238-0109

                               -------------------

     The index to exhibits appears on page 9 of this document.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes   X    No
                                      ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock without par value                    8,566,456
               (Class)                       (Outstanding at July 26, 1996)

         --------------------------------------------------------------
         --------------------------------------------------------------

                         WHOLESOME & HEARTY FOODS, INC.
                                    FORM 10-Q
                                     INDEX


PART I - FINANCIAL INFORMATION                                            PAGE
                                                                          ----
Item 1.   Financial Statements

          Balance Sheets - June 30, 1996 and December 31, 1995             2

          Statements of Operations - Three Month and Six Month
          Periods Ended June 30, 1996 and 1995                             3

          Statements of Cash Flows - Six Months Ended June 30, 1996
          and 1995                                                         4

          Notes to Financial Statements                                    5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        6


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                8

Item 4.   Submission of Matters to a Vote of Security Holders              9

Item 6.   Exhibits and Reports on Form 8-K                                 9

Signatures                                                                 10

                          PART -1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        WHOLESOME AND HEARTY FOODS, INC.
                                 BALANCE SHEETS


                                                                            June 30,          December 31,
                                                                              1996                1995
                                                                        -------------       -------------
ASSETS
Current Assets:
    Cash and cash equivalents                                           $   7,905,000       $   9,247,000
    Accounts receivable, net of allowances of
       $145,000 and $120,000                                                4,355,000           2,941,000
    Inventories, net                                                        2,456,000           1,562,000
    Prepaid expenses                                                          417,000             197,000
    Income taxes receivable                                                 1,201,000                 -
    Deferred income tax benefit                                               237,000             156,000
                                                                        -------------       -------------
        Total Current Assets                                               16,571,000          14,103,000

Property, Plant and Equipment, net of accumulated
       depreciation of $1,018,000 and $828,000                              5,775,000           4,937,000
Other Assets, net                                                           1,319,000             285,000
                                                                        -------------       -------------
        Total Assets                                                    $  23,665,000       $  19,325,000
                                                                        -------------       -------------
                                                                        -------------       -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Income taxes payable                                                $           -       $     269,000
    Accounts payable                                                        1,528,000           1,039,000
    Payroll and related liabilities payable                                   641,000             408,000
    Other current liabilities                                                 640,000             409,000
                                                                        -------------       -------------
        Total Current Liabilities                                           2,809,000           2,125,000

Deferred Income Taxes                                                         298,000             245,000
Commitments and Contingencies (Note 4)

Shareholders' Equity:
    Preferred stock, 5,000,000 shares authorized;
      none issued                                                                   -                   -
    Common stock, 30,000,000 shares authorized;
      shares issued and outstanding:  8,566,456
      and 7,647,123                                                         9,218,000           7,603,000
    Additional paid-in capital                                              3,455,000           2,053,000
    Retained earnings                                                       7,885,000           7,299,000
                                                                        -------------       -------------
       Total Shareholders' Equity                                          20,558,000          16,955,000
                                                                        -------------       -------------
       Total Liabilities and Shareholders' Equity                       $  23,665,000       $  19,325,000
                                                                        -------------       -------------
                                                                        -------------       -------------


      The accompanying notes are an integral part of these balance sheets.

                        WHOLESOME AND HEARTY FOODS, INC.
                            STATEMENTS OF OPERATIONS


                                                            Three months ended June 30,               Six months ended June 30,
                                                               1996                1995                1996                1995
                                                         -------------       -------------       -------------       -------------
Net sales                                                $  11,005,000       $   9,453,000       $  20,169,000       $  17,734,000
Cost of goods sold                                           5,473,000           4,495,000          10,114,000           8,768,000
                                                         -------------       -------------       -------------       -------------
Gross margin                                                 5,532,000           4,958,000          10,055,000           8,966,000

Operating expenses:
    Sales and marketing                                      3,197,000           2,711,000           6,130,000           5,006,000
    General and administrative                               1,589,000           1,066,000           2,589,000           1,762,000
    Acquired in-process research & development                       -                   -             612,000                 -
                                                         -------------       -------------       -------------       -------------
                                                             4,786,000           3,777,000           9,331,000           6,768,000
                                                         -------------       -------------       -------------       -------------
Operating income                                               746,000           1,181,000             724,000           2,198,000

Other income (expense):
    Interest income                                             83,000              67,000             196,000             111,000
    Other, net                                                       -             (25,000)             (1,000)            (17,000)
                                                         -------------       -------------       -------------       -------------
                                                                83,000              42,000             195,000              94,000
                                                         -------------       -------------       -------------       -------------
Income before provision for income taxes                       829,000           1,223,000             919,000           2,292,000
Provision for income taxes                                     308,000             477,000             340,000             894,000
                                                         -------------       -------------       -------------       -------------
Net income                                               $     521,000       $     746,000       $     579,000       $   1,398,000
                                                         -------------       -------------       -------------       -------------
                                                         -------------       -------------       -------------       -------------
Net income per share                                     $        0.06       $        0.09       $        0.07       $        0.16
                                                         -------------       -------------       -------------       -------------
                                                         -------------       -------------       -------------       -------------
Shares used in per share calculations                        8,946,066           8,623,740           8,792,773           8,624,536

                                                         -------------       -------------       -------------       -------------
                                                         -------------       -------------       -------------       -------------


         The accompanying notes are an integral part of these statements.

                        WHOLESOME AND HEARTY FOODS, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                  Six months ended June 30,
                                                                                   1996                1995
                                                                             -------------       -------------
Cash  flows from operating activities:
   Net income                                                                $     579,000       $   1,398,000
   Effect of exchange rate on operating accounts                                     7,000                -
   Adjustments to reconcile net income to net cash flows
      provided by operating activities:
         Depreciation and amortization                                             242,000             155,000
         Acquired in-process research and development, net of tax                  386,000                -
         (Gain) loss on sale of fixed assets                                           -                 9,000
         (Increase) decrease in:
            Investments                                                                -               507,000
            Accounts receivable, net                                            (1,414,000)         (1,021,000)
            Inventories, net                                                      (894,000)            (77,000)
            Prepaid expenses                                                      (220,000)           (250,000)
            Income taxes receivable                                             (1,470,000)          2,051,000
         Increase (decrease) in:
            Accounts payable                                                       489,000             413,000
            Payroll and related liabilities payable                                233,000             214,000
            Accrued liabilities                                                    231,000             169,000
            Deferred income taxes                                                  (28,000)               -
                                                                             -------------       -------------
               Net cash provided by operating activities                        (1,859,000)          3,568,000

Cash flows from investing activities:
   Payments for purchase of property and equipment                              (1,027,000)           (406,000)
   Proceeds from sale of equipment                                                     -                 1,000
   Cash paid for Gorilla Foods and Whole Food Marketing                           (419,000)               -
   Other assets, net                                                               (64,000)            (15,000)
                                                                             -------------       -------------
               Net cash provided by (used in) investing activities              (1,510,000)           (420,000)

Cash flows from financing activities:
   Proceeds from exercise of common stock options                                  625,000              66,000
   Income tax benefit of non-qualified stock option
      exercises and disqualifying dispositions                                   1,402,000              86,000
                                                                             -------------       -------------
               Net cash provided by (used in) financing activities               2,027,000             152,000

Increase (decrease) in cash and cash equivalents                                (1,342,000)          3,300,000

Cash and cash equivalents:
   Beginning of period                                                           9,247,000           3,732,000
                                                                             -------------       -------------
   End of period                                                             $   7,905,000       $   7,032,000
                                                                             -------------       -------------
                                                                             -------------       -------------


         The accompanying notes are an integral part of these statements.

                         WHOLESOME & HEARTY FOODS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION
The financial information included herein for the three month and six month periods ended June 30, 1996 and 1995 and the financial information as of June 30, 1996 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1995 is derived from Wholesome & Hearty Foods, Inc.'s (the Company's) Annual Report to Shareholders which is incorporated by reference into the Company's 1995 Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report to Shareholders. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  INVENTORIES
Inventories are valued at standard cost, which approximates the lower of cost (using the first-in, first-out (FIFO) method), or market, and include materials, labor and manufacturing overhead.
                                          June 30, 1996       December 31, 1995
                                          -------------       -----------------
 Raw materials                            $    514,000         $    391,000
 Supplies                                      226,000              171,000
 Finished goods                              1,716,000            1,000,000
                                          ------------         ------------
                                          $  2,456,000         $  1,562,000
                                          ------------         ------------
                                          ------------         ------------

NOTE 3.  SUPPLEMENTAL CASH FLOW INFORMATION

 Supplemental disclosure of cash flow information is as follows:      Six Months Ended June 30,
                                                                        1996           1995
                                                                    -----------     ----------
Cash paid during the period for income taxes                        $ 1,094,000     $  113,000
Issuance of Common Stock in exchange for the assets of
Gorilla Foods, Inc.                                                 $   990,000     $     --


NOTE 4.  LITIGATION
During 1995 and 1996, the Company and certain of its officers were named defendants in complaints filed by Dwight Sinclair, a former employee of the Company. The complaints allege numerous claims based on breach of fiduciary duty, negligent misrepresentation, oppression of minority shareholder, unlawful retaliation, unjust enrichment, interference with business relations, improper wasting of corporate assets by certain officers and management's concealment of their inexperience. Mr. Sinclair is seeking $3 million in actual damages on each of his claims for breach of contract, fraud/deceit, breach of fiduciary duty, negligent misrepresentation and unlawful retaliation, $10 million in actual damages on each of his claims for unjust enrichment and oppression of a minority shareholder, and over $12 million in punitive damages. Also, Mr. Sinclair continues to seek certain injunctive relief. During the entire course of this litigation, the Company's assessment has been that Mr. Sinclair's claims lack merit. The Company intends to continue its vigorous defense against these claims. At this time, no prediction can be made as to the outcome of this case. See Part II - Other Information, Item 1. Legal Proceedings for additional information.

NOTE 5.  ACQUISITION OF GORILLA FOODS, INC. AND WHOLE FOOD MARKETING, INC.
In January 1996, the Company acquired Gorilla Foods, Inc. ("Gorilla") and Whole Food Marketing, Inc. ("Whole Food"). The assets of Gorilla were acquired for 240,000 restricted shares of the Company's Common Stock and $68,750 in cash. In addition, 200,000 shares of the Company's Common Stock were placed in escrow to be distributed to Gorilla shareholders upon the Company achieving certain gross revenues from the sale of gluten products over the next five years. The assets of Whole Food were acquired for $350,000 in cash. Pro forma results of operations, if the acquisition of Gorilla and Whole Food had occurred at the beginning of the year, are not materially different from actual results of operations reported for the six months ended June 30, 1996 or the prior year.

In connection with the acquisition of Gorilla Foods, the Company recorded a one-time pretax charge of $612,000 ($386,000, net of taxes) related to acquired in-process research and development. The value assigned to the in-process research and development was determined by an independent appraisal and represents those efforts in process at the acquisition date that had not yet established technological feasibility and that had no alternative future uses. Accounting rules require that such costs be charged to expense as incurred. The Company currently believes that these research and development efforts will result in commercially viable products over the next one to three years.

NOTE 6.  RECLASSIFICATIONS
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net sales increased to $11.0 million in the second quarter of 1996 from $9.5 million in the second quarter of 1995 and to $20.2 million for the first half of 1996 compared to $17.7 million for the first half of 1995. The Company has increased its sales levels in each of its major channels, including food service, retail and club stores, such as PriceCostco. Such increases are primarily a result of increased marketing and public relations activities which have increased awareness of the Company's products throughout its channels of distribution. At the beginning of the second quarter of 1996, the Company started selling to additional large retail chains in Southern California, which the Company is promoting with increased sales and marketing activities.

Gross margins decreased to 49.9 percent in the first half of 1996 from 50.6 percent in the first half of 1995 primarily as a result of continued competitive pressures on pricing and capacity constraints, offset by process improvements at the Company's manufacturing plant, increased food service sales, which have higher margins, and start-up costs associated with a new food service product-type in 1995 that were not duplicated in 1996.

Sales and marketing expense increased to $3.2 million and $6.1 million, respectively (29 percent and 30 percent of net sales, respectively) for the three month and six month periods ended June 30, 1996 compared to $2.7 million and $5.0 million, respectively (29 percent and 28 percent of net sales, respectively) for the three month and six month periods ended June 30, 1995. The increase is primarily attributable to increased expenditures during the first half of 1996 related to the promotion of sales for additional retail chains that the Company began selling to during the first half of 1996 and increased promotional activities in general to support the growth of the Company.

General and administrative expense increased to $1.6 million and $2.6 million, respectively (14 percent and 13 percent of net sales, respectively) for the three month and six month periods ended June 30, 1996 compared to $1.1 million and $1.8 million, respectively (11 percent and 10 percent of net sales, respectively) for the three and six month periods ended June 30, 1995. The increase is primarily a result of increased costs to defend current litigation, increased personnel to support the growth of the Company and approximately $400,000 for management transition costs during the second quarter of 1996.

In connection with the acquisition of Gorilla Foods, Inc., the Company recorded a one-time pretax charge of $612,000 ($386,000 net of taxes) related to acquired in-process research and development costs. The value assigned to the in-process research and development was determined by an independent appraisal and represents those efforts in process at the acquisition date that had not yet established feasibility and that had no alternative future uses. Accounting rules require that such costs be charged to expense as incurred. The Company currently believes that these research and development efforts will result in commercially viable products within the next year.

Operating income decreased to $0.7 million and $1.3 million ($0.7 million with the effect of acquired in process research and development), respectively (7 percent and 7 percent of net sales, respectively) for the three month and six month periods ended June 30, 1996 from $1.2 million and $2.2 million, respectively (13 percent and 13 percent of net sales) as a result of the individual line item changes discussed above.

Income taxes are based on an estimated rate of 37 percent which is slightly higher than the 34.8 percent for the year ended December 31, 1995. The increase from the 34.8 percent rate achieved for fiscal 1995 is primarily a result of a one-time tax benefit received in 1995 from the State of Oregon.

Net income decreased to $521,000 and $965,000 ($579,000 with the after tax effect of the acquired in-process research and development), respectively (5 percent and 5 percent of net sales, respectively) for the three month and six month periods ended June 30, 1996 from $746,000 and $1,398,000 (8 percent and 8 percent of net sales, respectively) for the comparable periods of 1995.
Earnings per share decreased to $0.06 and $0.11 ($0.07 with the after tax effect of the acquired in-process research and development), respectively (on 8,946,066 and 8,792,773 shares, respectively) for the three month and six month periods ended June 30, 1996 from $0.09 and $0.16 (on 8,623,740 and 8,624,536 shares) for the comparable periods of 1995.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 1996 working capital was $13.8 million, including $7.9 million of cash and cash equivalents. In the first half of 1996, working capital increased by $1.8 million and the current ratio decreased to 5.9:1 from 6.6:1.

Cash and cash equivalents decreased $1.3 million to $7.9 million at June 30, 1996 from $9.2 million at December 31, 1995 primarily due to $1.9 million used in operations, $0.4 million for the acquisition of Gorilla Foods, Inc. and Whole Food Marketing, Inc. and $1.0 million for the purchase of property and equipment, offset by $2.0 million received from the exercise of employee stock options and associated tax benefits.

Accounts receivable increased $1.4 million to $4.4 million at June 30, 1996 from $2.9 million at December 31, 1995 due primarily to growth in revenues and significant sales at the end of the quarter. Days sales outstanding increased to 36.0 at June 30, 1996 from 34.6 at December 31, 1995.

Inventories increased $0.9 million to $2.5 million at June 30, 1996 from $1.6 million at December 31, 1995 due primarily to the building of finished goods in order to help ensure the Company's ability to meet anticipated demand during the third quarter of 1996. Inventory turned approximately 10 times on an annualized basis for the first six months of 1996 compared to approximately 8 times for 1995.

The $1.5 million increase in income taxes receivable, net of income taxes payable, is primarily a result of a $1.4 million benefit which resulted from the exercise of non-qualified stock options and payments made in the first half of 1996.

The $231,000 increase in other current liabilities is primarily attributable to approximately $150,000 of accrued costs related to management transition.

Capital expenditures of $1.0 million during the first half of 1996 primarily resulted from the purchase of equipment which allows the Company to manufacture the gardenDog-TM- at its facility and packaging equipment to streamline the Company's retail manufacturing process.

Future capital requirements, other than normal operating expenses, could include, among other things, the possible construction of a new manufacturing facility, the purchase of manufacturing equipment to equip such a new facility or a co-packing facility, the funding of regional or national marketing campaigns, the implementation of a new information systems infrastructure and amounts required to defend and/or settle any judgments or settlements resulting from continuing litigation described in Note 4. If the Company builds a new manufacturing facility, it would expect to spend between $15 and $18 million, including all production equipment. The Company is currently researching funding options including various combinations of cash and conventional debt, lease and equity financings. At June 30, 1996, the Company had firm obligations of $150,000 related to such facility. The Company has incurred approximately $379,000 in expenditures to date on its information systems project and expects the entire project to cost approximately $500,000, all of which is expected to be paid out of existing cash balances. The Company does not have an estimate of total expenditures related to current litigation, but has incurred approximately $415,000 related to the Sinclair litigation through June 30, 1996.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
SINCLAIR V. WHOLESOME & HEARTY FOODS, INC., ET. AL., U.S. DISTRICT COURT CASE NO. 95-1938 MA
When the United States District Court for the District of Oregon granted defense motions to dismiss many of plaintiff's claims on January 12, 1996, the Court granted plaintiff leave to amend and file a second amended complaint.

The Second Amended Complaint was filed on February 16, 1996, naming all defendants previously named in the First Amended Complaint; the Company; Michael Meek ("Meek"); Paul Wenner ("Wenner"); Matthew Palmer ("Palmer"); Richard Dietz ("Dietz"); Charles Monahan ("Monahan") and Michael Rubic ("Rubic"). The claims pleaded in the Second Amended Complaint were essentially the same as those contained in the First Amended Complaint, described in a Form 8-K dated February 16, 1996 and filed by the Company with the Securities and Exchange Commission. Thus, in his Second Amended Complaint, plaintiff merely attempted to replead his previous claims in conformity with the Federal Rules of Civil Procedure.

Since the Second Amended Complaint was also inadequate and defective, on March 19, 1996, all defendants filed new motions to dismiss all but one of its claims. On June 19, 1996, the United States District Court for the District of Oregon favorably ruled on most of defendants' motions and dismissed most of the claims. Plaintiff is now under Court order to file a third amended complaint by August 21, 1996. Importantly, the Court's Order of June 19, 1996 prohibits plaintiff from refiling any of the dismissed claims without leave of court. Based on information currently available, the Company believes it is unlikely that such leave will be granted.

All but one claim, oppression of a minority shareholder, which was not the subject of a motion to dismiss, were dismissed in their entirety against Wenner, Palmer, Dietz, Monahan and Rubic.

Except for small parts, the fraud claim and negligent misrepresentation claim were dismissed against the Company. Also dismissed in their entirety against the Company were the claims of defamation and breach of fiduciary duty.

As to Meek, the Court dismissed in its entirety the defamation claim and granted his motion to make more definite and certain the breach of fiduciary duty claim.

The parties also engaged in discovery efforts during the months of April, May and June, 1996. Defendants were forced to seek the assistance of the Court to compel Plaintiff's production of documents previously sought through discovery requests.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on May 29, 1996 at which the following actions were taken:

     1. A majority of the shareholders elected the eight nominees for director to the Board of Directors of the Company. The eight directors elected and the voting results follow:

   Director Name            Shares Voted For               Shares Withheld
   -------------            ----------------               ---------------

Thomas D. Henrion              7,829,449                        57,820
Ralph M. Kovel                 7,829,243                        58,046
John A. Lee                    7,828,776                        58,513
Mary O. McWilliams             7,822,302                        64,987
Michael L. Ray                 7,828,969                        58,320
E. Kay Stepp                   7,825,397                        61,892
Michael D. Wagoner             7,830,692                        56,597
Paul F. Wenner                 7,829,823                        57,466


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:
     Exhibit No. and Description
     ---------------------------
     3    1995 Restated Bylaws of Wholesome & Hearty Foods, Inc.
     11   Calculations of Net Income Per Share
     27   Financial Data Schedule

(b)  Reports on Form 8-K:
     1. Form 8-K under item 5., Other Events, dated April 25, 1996.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     August 4, 1996        WHOLESOME & HEARTY FOODS, INC.


                                By:/s/ LYLE G. HUBBARD
                                   ---------------------------------------
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


                                By:/s/ RICHARD C. DIETZ
                                   ---------------------------------------
                                   Richard C. Dietz
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)