Form 10-Q
period 1996-09-30
WHOLESOME & HEARTY FOODS INC
filed 1996-11-04
CIK 859735

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                ----------------------
                                      FORM 10-Q
                                ----------------------


   (MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1996
                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                      For the transition period from __ to ____


                           Commission file number 000-18908

                                 --------------------

                            WHOLESOME & HEARTY FOODS, INC.
                (Exact name of registrant as specified in its charter)

                Oregon                                 93-0886359
    (State or other jurisdiction of incorporation    (I.R.S. Employer
           or organization)                        Identification No.)


    975 SE Sandy Blvd., Portland, Oregon97214
    (Address of principal executive offices)(Zip Code)


Registrant's telephone number, including area code:  503-238-0109


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
Yes __X__ No _______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common stock without par value                       8,566,456
                 (Class)                     (Outstanding at October 31, 1996)

                            WHOLESOME & HEARTY FOODS, INC.
                                      FORM 10-Q
                                        INDEX



PART I - FINANCIAL INFORMATION                                              PAGE

Item 1.   Financial Statements

          Balance Sheets - September 30, 1996 and December 31, 19952

          Statements of Operations - Three Month and Nine Month Periods
          Ended September 30, 1996 and 1995                                 3

          Statements of Cash Flows - Nine Months Ended September 30, 1996
          and 1995                                                          4

          Notes to Financial Statements5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             6


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 9

Item 6.   Exhibits and Reports on Form 8-K                                  9

Signatures                                                                  10

                            PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                           WHOLEOSME AND HEARTY FOODS, INC.
                                    BALANCE SHEETS


                                                    September 30,  December 31,
                                                       1996            1995
                                                    -------------  ------------

ASSETS
Current Assets:
  Cash and cash equivalents                       $  8,670,000    $ 9,247,000
  Accounts receivable, net of allowances of
     $140,000 and $120,000                           4,194,000      2,941,000
  Inventories, net                                   2,978,000      1,562,000
  Prepaid expenses                                     293,000        197,000
  Income taxes receivable                              697,000            -
  Deferred income tax benefit                          261,000        156,000
                                                    ------------   ------------
       Total Current Assets                         17,093,000     14,103,000


Property, Plant and Equipment, net of accumulated
       depreciation of $1,123,000 and $828,000       6,042,000      4,937,000
Other Assets, net                                    1,282,000        285,000
                                                    ------------   ------------
       Total Assets                               $ 24,417,000   $ 19,325,000
                                                    ------------   ------------
                                                    ------------   ------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Income taxes payable                            $        -     $    269,000
  Accounts payable                                   1,429,000      1,039,000
  Payroll and related liabilities payable              722,000        408,000
  Accrued brokers' commissions                         297,000        205,000
  Accrued employee bonuses                             280,000        112,000
  Other current liabilities                             17,000         92,000
                                                    ------------   ------------
       Total Current Liabilities                     2,745,000      2,125,000

Deferred Income Taxes                                  335,000        245,000
Commitments and Contingencies (Note 4)

Shareholders' Equity:
  Preferred stock, 5,000,000 shares authorized;
     none issued                                           -              -
  Common stock, 30,000,000 shares authorized;
       shares issued and outstanding: 8,566,456
       and 7,647,123                                 8,468,000      7,603,000
  Additional paid-in capital                         4,205,000      2,053,000
  Retained earnings                                  8,664,000      7,299,000
                                                    ------------   ------------
       Total Shareholders' Equity                   21,337,000     16,955,000
                                                    ------------   ------------
       Total Liabilities and Shareholders'        $ 24,417,000   $ 19,325,000
          Equity                                    ------------   ------------
                                                    ------------   ------------

         The accompanying notes are an integral part of these balance sheets.

                           WHOLESOME AND HEARTY FOODS, INC.
                               STATEMENTS OF OPERATIONS

                                                                 Three months ended September 30,    Nine months ended September 30,
                                                                     1996                1995            1996              1995
                                                                     ----                ----            ----              ----
Net sales                                                       $  11,042,000     $  10,195,000    $  31,211,000     $  27,929,000
Cost of goods sold                                                  5,608,000         5,128,000       15,722,000        13,896,000

                                                                   -----------       -----------      -----------       -----------
Gross margin                                                        5,434,000         5,067,000       15,489,000        14,033,000

Operating expenses:
    Sales and marketing                                             3,141,000         2,622,000        9,271,000         7,628,000
    General and administrative                                      1,146,000         1,162,000        3,735,000         2,924,000
    Acquired in-process research & development                            -                 -            612,000               -
                                                                   -----------       -----------      -----------       -----------
                                                                    4,287,000         3,784,000       13,618,000        10,552,000

                                                                   -----------       -----------      -----------       -----------
Operating income                                                    1,147,000         1,283,000        1,871,000         3,481,000

Other income (expense):
    Interest income                                                    92,000            70,000          288,000           181,000
    Other, net                                                            -             (34,000)          (1,000)          (51,000)
                                                                   -----------       -----------      -----------       -----------
                                                                       92,000            36,000          287,000           130,000

                                                                   -----------       -----------      -----------       -----------
Income before provision for income taxes                            1,239,000         1,319,000        2,158,000         3,611,000
Provision for income taxes                                            461,000           459,000          801,000         1,353,000

                                                                   -----------       -----------      -----------       -----------
Net income                                                      $     778,000     $     860,000    $   1,357,000     $   2,258,000
                                                                   -----------       -----------      -----------       -----------
                                                                   -----------       -----------      -----------       -----------

Net income per share                                            $        0.09     $        0.10    $        0.15             $0.26
                                                                   -----------       -----------      -----------       -----------
                                                                   -----------       -----------      -----------       -----------

Shares used in per share calculations                               9,053,749         8,679,920        8,831,424         8,638,143
                                                                   -----------       -----------      -----------       -----------
                                                                   -----------       -----------      -----------       -----------


                                      The accompanying notes are an integral part of these statements.

                              WHOLESOME AND HEARTY FOODS, INC.
                                  STATEMENTS OF CASH FLOWS

                                                                                  Nine months ended September 30,
                                                                                   1996                     1995
                                                                               ------------             ------------
Cash  flows from operating activities:
  Net income                                                                 $  1,357,000             $ 2,258,000
  Effect of exchange rate on operating accounts                                     8,000                      -
  Adjustments to reconcile net income to net cash flows
    provided by operating activities:
       Depreciation and amortization                                              418,000                  246,000
       Acquired in-process research and development, net of tax                   386,000                      -
       (Gain) loss on sale of fixed assets                                            -                     45,000
       Deferred income taxes                                                      (15,000)                (367,000)
       (Increase) decrease in:
         Investments                                                                  -                    507,000
         Accounts receivable, net                                              (1,253,000)              (1,665,000)
         Inventories, net                                                      (1,416,000)                 343,000
         Prepaid expenses                                                         (96,000)                (268,000)
         Income taxes receivable                                                 (966,000)               2,290,000
       Increase (decrease) in:
         Accounts payable                                                         390,000                  548,000
         Payroll and related liabilities payable                                  314,000                  466,000
         Accrued brokers' commissions                                              92,000                  106,000
         Accrued employee bonuses                                                 168,000                  200,000
         Other current liabilities                                                (75,000)                 210,000
                                                                               ------------             ------------
            Net cash provided by operating activities                            (688,000)               4,919,000

Cash flows from investing activities:
  Payments for purchase of property and equipment                              (1,451,000)                (912,000)
  Proceeds from sale of equipment                                                  12,000                    1,000
  Cash paid for Gorilla Foods and Whole Food Marketing                           (419,000)                     -
  Other assets, net                                                               (58,000)                 (17,000)
                                                                               ------------             ------------
            Net cash provided by (used in) investing activities                (1,916,000)                (928,000)

Cash flows from financing activities:
  Proceeds from exercise of common stock options                                  625,000                  265,000
  Income tax benefit of non-qualified stock option
    exercises and disqualifying dispositions                                    1,402,000                  101,000
                                                                               ------------             ------------
            Net cash provided by (used in) financing activities                 2,027,000                  366,000

Increase (decrease) in cash and cash equivalents                                 (577,000)               4,357,000

Cash and cash equivalents:
  Beginning of period                                                           9,247,000                3,732,000
                                                                               ------------             ------------
  End of period                                                              $  8,670,000             $  8,089,000
                                                                               ------------             ------------
                                                                               ------------             ------------

           The accompanying notes are an integral part of these statements.

                            WHOLESOME & HEARTY FOODS, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION
The financial information included herein for the three month and nine month periods ended September 30, 1996 and 1995 and the financial information as of September 30, 1996 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1995 is derived from Wholesome & Hearty Foods, Inc.'s (the Company's) Annual Report to Shareholders which is incorporated by reference into the Company's 1995 Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report to Shareholders. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  INVENTORIES
Inventories are valued at standard cost, which approximates the lower of cost (using the first-in, first-out (FIFO) method), or market, and include materials, labor and manufacturing overhead.

                               September 30, 1996       December 31, 1995
                               ------------------       -----------------
  Raw materials               $           667,000     $            391,000
  Supplies                                249,000                  171,000
  Finished goods                        2,062,000                1,000,000
                                -------------------     --------------------
                              $         2,978,000     $          1,562,000
                                -------------------     --------------------
                                -------------------     --------------------

NOTE 3.  SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information        Nine Months Ended
is as follows:                                            September 30,
                                                  ------------------------------
                                                      1996               1995
                                                  ------------        ----------
Cash paid during the period for income taxes    $  1,062,000        $  143,000
Issuance of Common Stock in exchange for the
assets of Gorilla Foods, Inc.                   $    990,000        $     --

NOTE 4.  LITIGATION
During the third quarter of 1996, the Company announced the settlement of a lawsuit brought by Dwight Sinclair, a former sales executive, that alleged numerous claims relating to his employment at the Company. Sinclair had alleged damages of more than $21 million but settled for $85,000, a substantial portion of which was paid by the Company's officer and director liability insurance policy. Throughout the litigation, the Company and its executives maintained that Sinclair's allegations were unfounded.

The settlement resulted in the dismissal by U.S. District Court Judge Malcom Marsh in Portland, Oregon, on September 20, 1996, of all claims against the Company and its current officers, Paul Wenner, Richard Dietz, Michael Rubic and Charles Monahan, and a former officer, Matthew Palmer. Also dismissed were all claims against former Company president Michael Meek that relate to his employment with the Company.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net sales increased to $11.0 million in the third quarter of 1996 from $10.2 million in the third quarter of 1995 and to $31.2 million for the first nine months of 1996 compared to $27.9 million for the comparable period of 1995. The Company has increased its sales levels in each of its major channels, including food service, retail and club stores, such as PriceCostco. Such increases are primarily a result of increased marketing and public relations activities which have increased awareness of the Company's products throughout its channels of distribution. At the beginning of the second quarter of 1996, the Company started selling to additional large retail chains in Southern California, which the Company is promoting with increased sales and marketing activities.

Gross margins decreased to 49.6 percent for the nine month period ended September 30, 1996 from 50.3 percent for the comparable period of 1995 primarily as a result of continued competitive pressures on pricing and price increases in certain raw materials, offset by process improvements at the Company's manufacturing plant, increased food service sales, which have higher margins, and start-up costs associated with a new food service product-type in 1995 that were not duplicated in 1996.

Sales and marketing expense increased to $3.1 million and $9.3 million, respectively (28 percent and 30 percent of net sales, respectively) for the three month and nine month periods ended September 30, 1996 compared to $2.6 million and $7.6 million, respectively (26 percent and 27 percent of net sales, respectively) for the three month and nine month periods ended September 30, 1995. The increase is primarily attributable to increased expenditures during the first nine months of 1996 related to the promotion of sales for additional retail chains that the Company began selling to during the first half of 1996 and increased promotional activities in general to support and promote the growth of the Company.

General and administrative expense increased to $1.1 million and $3.7 million, respectively (10 percent and 12 percent of net sales, respectively) for the three month and nine month periods ended September 30, 1996 compared to $1.2 million and $2.9 million, respectively (11 percent and 10 percent of net sales, respectively) for the three month and nine month periods ended September 30, 1995. The increase is primarily a result of increased costs to defend litigation which was settled in the third quarter of 1996, increased personnel to support the growth of the Company and approximately $400,000 for management transition costs during the second quarter of 1996.

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

Operating income decreased to $1.1 million and $1.9 million for the three and nine month periods ended September 30, 1996, respectively (10 percent and 6 percent of net sales, respectively) compared to $1.3 million and $3.5 million, respectively (13 percent and 12 percent of net sales) for the comparable periods of 1995, as a result of the individual line item changes discussed above.

The Company's effective tax rate through September 30, 1996 of 37.1 percent is slightly higher than the 34.8 percent for the year ended December 31, 1995. The increase from the 34.8 percent rate achieved for fiscal 1995 is primarily a result of a one-time tax benefit received in 1995 from the State of Oregon.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 1996 working capital was $14.3 million, including $8.7 million of cash and cash equivalents. In the first nine months of 1996, working capital increased by $2.4 million and the current ratio decreased to 6.2:1 from 6.6:1.

Cash and cash equivalents decreased $0.6 million primarily due to $0.7 million used in operations, $0.4 million for the acquisition of Gorilla Foods, Inc. and Whole Food Marketing, Inc. and $1.5 million for the purchase of property and equipment, offset by $2.0 million received from the exercise of employee stock options and associated tax benefits.

Accounts receivable increased to $4.2 million at September 30, 1996 from $2.9 million at December 31, 1995 due primarily to growth in revenues and significant sales at the end of the quarter. Days sales outstanding remained flat at approximately 35 days at September 30, 1996 compared to December 31, 1995. Accounts 90 days or more past due represent less than 2 percent of accounts receivable at September 30, 1996.

Inventories increased $1.4 million to $3.0 million at September 30, 1996 from $1.6 million at December 31, 1995 due primarily to the building of finished goods in order to help ensure the Company's ability to meet anticipated demand during the fourth quarter of 1996. Inventory turned approximately 6 times on an annualized basis for the first nine months of 1996 compared to approximately 8 times for 1995.

The $1.0 million increase in income taxes receivable, net of income taxes payable, is primarily a result of a $1.4 million benefit which resulted from the exercise of non-qualified stock options and payments made in the first nine months of 1996.

Capital expenditures of $1.5 million during the first nine months of 1996 primarily resulted from the purchase of equipment which allows the Company to manufacture the gardenDog-TM- at its facility and packaging equipment to streamline the Company's retail manufacturing process.

Future capital requirements, other than normal operating expenses, could include, among other things, the possible construction of a new manufacturing facility, the purchase of manufacturing equipment to equip such a new facility or a co-packing facility, the funding of regional or national marketing campaigns and the implementation of a new information systems infrastructure.
If the Company obtains a new manufacturing facility, it would expect such a facility to cost between $10 and $15 million, including all production equipment. The Company is currently researching funding options including various combinations of cash and conventional debt, lease and equity financings. At September 30, 1996, the Company had firm obligations of $150,000 related to such facility. The Company has incurred approximately $430,000 in expenditures to date on its information systems project and expects the entire project to cost approximately $500,000, all of which is expected to be paid out of existing cash balances.

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

SINCLAIR V. WHOLESOME & HEARTY FOODS, INC., ET. AL., U.S. DISTRICT COURT CASE NO. 95-1938 MA
During the third quarter of 1996, the Company announced the settlement of a lawsuit by Dwight Sinclair, a former sales executive, that alleged numerous claims relating to his employment at the Company. Sinclair had alleged damages of more than $21 million but settled for $85,000, a substantial portion of which was paid by the Company's officer and director liability insurance policy. Throughout the litigation, the Company and its executives maintained that Sinclair's allegations were unfounded.

The settlement resulted in the dismissal by U.S. District Court Judge Malcom Marsh in Portland, Oregon, on September 20, 1996, of all claims against the Company and its current officers, Paul Wenner, Richard Dietz, Michael Rubic and Charles Monahan, and a former officer, Matthew Palmer. Also dismissed were all claims against former Company president Michael Meek that relate to his employment with the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:
     EXHIBIT NO. AND DESCRIPTION
     3    1995 Restated Bylaws of Wholesome & Hearty Foods, Inc.
     11   Calculations of Net Income Per Share
     27   Financial Data Schedule

(b) Reports on Form 8-K:
     None.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   November 1, 1996                  WHOLESOME & HEARTY FOODS, INC.


                                          By:/s/ LYLE G. HUBBARD
                                             -----------------------------------
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


                                          By:/s/ RICHARD C. DIETZ
                                             -----------------------------------
                                          Richard C. Dietz
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)