Form 10-K
period 1996-12-31
WHOLESOME & HEARTY FOODS INC
filed 1997-03-25
CIK 859735

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549
                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended:  December 31, 1996
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER:  0 - 20330

                         WHOLESOME & HEARTY FOODS, INC.
             (Exact name of registrant as specified in its charter)
                      OREGON                           93-0886359
           (State or other jurisdiction             (I.R.S. Employer
         of incorporation or organization)         Identification No.)

           1411 SW MORRISON STREET, SUITE 400, PORTLAND, OREGON  97205
                    (Address of principal executive offices)
      Registrant's telephone number, including area code:   (503)-205-1500

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)
                                 _______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to
this Form 10-K.   [   ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $48,259,402 as of February 28, 1997 based upon the last closing price as reported by the Nasdaq National Market System ($6.75).

The number of shares outstanding of the Registrant's Common Stock as of February 28, 1997 was 8,566,456 shares.

The index to exhibits appears on page 19 of this document.
                                 _______________

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement, dated March 20, 1997. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996, are incorporated by reference in Parts II and IV of Form 10-K.

--------------------------------------------------------------------------------

                         WHOLESOME & HEARTY FOODS, INC.
                          1996 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.   Business                                                            2

Item 2.   Properties                                                          8

Item 3.   Legal Proceedings                                                   9

Item 4.   Submission of Matters to a Vote of Security Holders                 9

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters                                                             9

Item 6.   Selected Financial Data                                            10

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              10

Item 8.   Financial Statements and Supplementary Data                        15

Item 9.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure                                               16

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                 17

Item 11.  Executive Compensation                                             17

Item 12.  Security Ownership of Certain Beneficial Owners and Management     17

Item 13.  Certain Relationships and Related Transactions                     17

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K    18

Signatures                                                                   21

                                     PART I

ITEM 1.   BUSINESS

INTRODUCTION
Wholesome & Hearty Foods, Inc. (the "Company" ) was organized in 1985 to provide a line of food products in response to the public's awareness of the importance of diet to overall health and fitness. Toward this end, the Company developed and now produces and distributes products which include a variety of frozen, meatless items that are low in cholesterol and low in fat. One such product, the Gardenburger-Registered Trademark- Veggie Patty, contains approximately one-sixth of the fat and two-thirds of the calories contained in a similar-sized ground beef patty. In addition, the Company distributes and is continuing to develop and perfect the GardenDog-Registered Trademark-, a meatless, all natural hot dog like product made primarily from vital wheat gluten. The Company divested itself of the AlmondMylk-TM- and AlmondCheeze-TM- products at the beginning of 1996 and no longer sells these products. The Company registered its common stock with the Securities and Exchange Commission and completed its initial public offering in 1992.

PRODUCTS
The Company offers its meatless items, primarily patties, under the trade names Gardenburger-Registered Trademark-, Gardenburger-Registered Trademark- Zesty Bean, Gardenburger-Registered Trademark- Veggie Medley, Gardenburger Sub-Registered Trademark-, GardenSausage-Registered Trademark-, and GardenVegan -Registered Trademark-. The patties range in various sizes from 2.5 ounces to
3.4 ounces. The recipes although proprietary, contain commonly known ingredients including fresh mushrooms, brown rice, onions, rolled oats, low-fat cheeses, bulgur wheat, egg whites, natural seasonings and spices, are soy-free and do not contain artificial additives.

     The Gardenburger contains the commonly known ingredients mentioned above. The 1/4 pound Gardenburger-Registered Trademark- patty, is 130 calories, 3 grams of fat, 19 grams of carbohydrate and 6 grams of protein.

     The Gardenburger-Registered Trademark- Zesty Bean contains black beans, Anaheim chilies, red and yellow bell pepper and cilantro in addition to the common ingredients which provide a spicy, Mexican flavor and additional protein and fiber from the beans. A 1/4 pound patty is 120 calories, 2.5 grams of fat, 18 grams of carbohydrate and 6 grams of protein.

     The Gardenburger-Registered Trademark- Veggie Medley contains soy cheese in lieu of low fat dairy cheeses, broccoli, carrots, and red and yellow bell peppers in addition to the common ingredients. A 1/4 pound patty is 100 calories, zero grams of fat, 17 grams of carbohydrate and 6 grams of protein.

     The 3.1 ounce Gardenburger Sub-Registered Trademark-, is 170 calories, 3 grams of fat, 26 grams of carbohydrate and 10 grams of protein. It is oval shaped to accommodate sub sandwich style buns.

     GardenSausage-Registered Trademark- contains maple syrup and natural seasonings in addition to the common ingredients which provides a light and fresh breakfast sausage flavor. A 2.5 ounce patty is 140 calories, 2.5 grams of fat, 20 grams of carbohydrate and 7 grams of protein.

     The GardenVegan-TM- contains water, brown rice, vital wheat gluten, bulgur wheat, onions, mushrooms, and natural spices. A 1/4 pound patty is 140 calories, zero grams of fat, 23 grams of carbohydrate and 11 grams of protein.

     The GardenDog-Registered Trademark- is a meatless, all natural hot dog like product with approximately one sixth the fat content of a typical meat hot dog and no preservatives or additives. The primary ingredients in a GardenDog-Registered Trademark- are water, vital wheat gluten, nutritional yeast, natural flavors, spices and color.

The Company is currently developing several new products also made from vital wheat gluten, including analog chicken, beef and pepperoni products.

The Company produces it line of GardenProducts-TM- at its plant in Portland, Oregon. The Company has also entered into selective co-packing agreements under which its products are produced by third parties, although no such agreements are currently in place. The production process involves cleaning, chopping and mixing ingredients, forming, baking, and quick freezing patties, then packaging. Products are then shipped fully cooked, frozen and packaged via temperature controlled truck to distributors throughout North America, and by temperature controlled container to Europe.

The Company's products may be purchased in restaurants and from other institutional food preparers throughout the United States, Canada, Mexico and in selected European food service outlets. Products may also be purchased for home consumption from grocery stores, natural foods stores, club stores and specialty food stores in the United States, Canada and the United Kingdom.

ACQUISITION OF GORILLA FOODS, INC. AND WHOLE FOODS MARKETING
In January 1996 the Company completed the acquisition of Ojai, California-based Gorilla Foods, a privately held developer and manufacturer of wheat protein-based, meatless food products, including the GardenDog-Registered Trademark-. The transaction provided for the exchange of 240,000 shares of the Company's common stock for all outstanding common shares of Gorilla Foods, and $68,750 in cash. In addition, up to an additional 200,000 certain contingent shares of the Company could be issued in 50,000 share increments based on sales performance of wheat protein-based products over the next five years. This transaction has enabled the Company to broaden its product line by owning the recipe for the GardenDog-Registered Trademark- and future wheat gluten protein-based products to be developed for the meat analog product market.

In a separate transaction in January 1996, the Company completed the acquisition of the assets, for $350,000 in cash, of Whole Food Marketing, a Southern California-based food broker of the Company's and Gorilla Foods' products, that was partly owned by Gorilla Foods' executives.

COMPETITION
At present, competing products are sold by Worthington Foods, Inc., Pillsbury's Green Giant Division which is marketing Archer-Daniels-Midland's meatless patty products, Boca Burger, Fantastic Foods and Imagine Foods. The Company also expects to see some additional competition from extreme low-fat meat based products such as ConAgra's Healthy Choice 96 percent Extra Lean Ground Beef burger and chicken/turkey based patties. Large competitors are positioned to take advantage of their existing resources, which are substantially greater than the Company's, especially distribution and marketing resources in order to penetrate the market quickly, to increase the potential market and to potentially occupy a significant share of the market.

To the best of the Company's knowledge, the main competing meatless patty products come from: Worthington Foods, Inc. distributing "Morningstar Farms" and other products through institutional food service, and distributing "Morningstar Farms" and "Natural Touch" patties to retail stores; Pillsbury, distributing "Green Giant Harvest Burgers" for Archer-Daniels-Midland into institutional food service and retail sectors; Boca Burger, distributing a growing line of soy-based meat analog burgers in both the food service and retail sectors; Imagine Foods, Inc. distributing "Ken & Robert's" burgers into institutional and retail sectors; and a variety of patties and meat substitutes which bear names such as the "New York Veggie Burger" and come primarily from smaller health or natural foods producers. The foregoing are believed to be representative but not inclusive of all existing and potentially competing products.

The Company believes that its products compare favorably to those offered by competitors based on taste, quality of its natural ingredients, ease of preparation, availability and value. Some competing patty products, meat substitutes, and meat substitute mixes use ingredients and processing methods, soy for example, which tend to be less expensive and blend into textures and appearances that are much more uniform and "meat-like" than the Company's products. The Company believes that its ingredients and processes, although slightly more costly, tend to produce products in which the major ingredients are more discernible, and, therefore, more appealing to the consumer. Some competitors, including Worthington Foods, Inc., are introducing products which appear to be following the Company's approach but use different ingredients and, presumably, different processing methods. The Company cannot readily assess the immediate impact of such products or product introductions.

The Company believes, but cannot assure, that the Gardenburger's-Registered Trademark- taste and texture are superior to that of soy or tofu-based burgers. The calorie and fat content of the Gardenburger-Registered Trademark- is generally equivalent to that of other meatless burger products. While Gardenburgers-Registered Trademark- generally sell for a slightly higher price than other meatless patty products, management feels that the higher price reflects the value of higher quality ingredients and a "premium" product. A possible competitive risk facing the Company is that others may attempt to copy or imitate the Company's products using the same or similar ingredients or methods as the Company. Management cannot assess the likelihood or the impact of such efforts.

The Company feels that "low fat" meat products compete with meatless patties in general and, as a result, with the Gardenburger-Registered Trademark- and its variations. The Company is not able to quantify the specific trade-offs involved as to when a consumer might choose between meat, "low-fat" meat, "meat-like" (meat "analog"), non-meat protein concentrate, or non-meat "natural foods" alternatives in selecting a patty or a meat substitute either over the long run or at a specific time. However, based on sales over the past few years, consumers are actively seeking alternatives to meat products.

In a broader sense, the Company competes with frozen, mass produced entrees and distributed low calorie/low fat national consumer brands such as Healthy Choice, LeMenu and Weight Watchers whose name recognition, advertising budgets and resources are significantly greater than those of the Company's.

DISTRIBUTION
The Company sells its products in North America and in certain European and South American markets through sixty independent, commissioned food brokers and through five hundred active distributors. The Company's line of frozen GardenProducts-Registered Trade Mark- is shipped by temperature controlled truck and inventoried for distributors in cold storage warehouses in principal cities in the United States, Canada and Europe.

The Company's product distribution activities and sales in 1996 were primarily focused on the west coast of the United States. Approximately 50 percent of net sales were delivered on the West Coast, 20 percent in the Northeast, 10 percent in the Southeast, 10 percent in the Midwest and 7 percent in the Southwest. The remaining 3 percent were shipped outside of the United States, primarily Canada and some parts of Europe.

The Company's Gardenburger-Registered Trademark- is the most significant product sold by the Company in terms of both volume and net sales, comprising over 80 percent of each. Variations on the Gardenburger-Registered Trademark- are the second largest product sales group, comprising approximately 18 percent of net sales in 1996.

The Company is pursuing expanded European distribution through demonstrating its products at food shows, exploring strategic partnerships and building a broker network. At present this "developmental" activity is negligible to the overall business.


SALES AND MARKETING
The Company's sales objective is to position the original Gardenburger-Registered Trademark- and its flavor variants, the Zesty Bean and Veggie Medley, as the number #1 veggie burger in both the retail grocery and food service distribution channels. The Company intends to aggressively pursue national chain restaurant accounts and to leverage the sales force with distributor sales representatives who are educated regarding the unique benefits and features of our healthy food choices. During 1997 and future years the company also intends to aggressively expand its distribution in the retail grocery channel. At the beginning of 1996 the Company's penetration in this channel was less than 30 percent of U.S. retail grocery outlets. It's goal is to penetrate up to 80 percent of the retail grocery channel in the U.S. during 1997 and also to expand its presence in club stores. The costs of entry and maintenance in these distribution channels are typically higher than in the food service channel, and the Company plans to invest heavily in securing additional retail grocery distribution and follow-up promotional activities during 1997. The Company believes, but cannot assure, that additional investment in marketing, promotion and merchandising will increase sales.

Sales activities are organized under an institutional sales division and a retail sales division. Institutional customers include more than 30,000 food service outlets such as restaurants, corporate and industrial cafeterias, hotel chains, colleges, hospitals, airlines and sports stadiums. Retail outlets include approximately 10,000 grocery and other specialty food stores and over 4,000 natural foods stores. Although complete and accurate meatless patty sales data is not publicly available at this time, industry analysts have estimated Wholesome & Hearty Foods has over a fifty percent share of the food service meatless patty market and a ten percent share of the supermarket grocery and natural food meatless patty retail market.

The Company will continue to build its natural foods store base while, as mentioned above, it continues to seek new opportunities in national chain restaurants, club stores, school food service and retail grocery distribution. During 1996 the Company hired additional sales and marketing personnel and will continue to add personnel as needed in order to promote the Company and its products and relations with distributors, brokers and customers.

Marketing objectives include increasing market penetration, building brand awareness and loyalty and establishing a position of leadership in the category of meatless food choices. Programs are being created and pursued to encourage the use of the Gardenburger-Registered Trademark- brand in broadcast and print media, to encourage the use of the Company's other product names, such as GardenSausage-Registered Trademark-, on restaurant menus and point of sale displays, to introduce new meatless products and to expand distribution geographically and into new channels.

In addition to increased promotional activities, the Company will utilize a variety of methods to solidify and build its business. The Company's promotional materials and packaging re-design include a complete reformatting to comply with the Food and Drug Administration nutrition information and label regulations. The updated materials build brand awareness by providing more cohesive and consistent visual images across the Company's entire line of products and communicate to consumers, at the point of purchase, the heart smart nutritional benefits (less than 30% of calories from fat) of Wholesome & Hearty products.

In 1996, the Company's advertising and promotional expenses focused primarily on print ads in food service trade publications, trade shows, off-invoice promotions with distributors and radio advertising. The Company spent approximately $1,539,000 in 1996 for advertising and promotions, $871,000 in 1995 and $670,000 in 1994.

RESEARCH AND DEVELOPMENT
The Company's research and development activities include development of new products, the improvement of existing products and process development. The GardenDog continues to be sold through the Company's natural foods product channel while product and process improvements continue to be made to improve consumer acceptance. In the fourth quarter of 1996 the Company hired a new Vice President of Research and Development with a significant background in healthy, frozen food products. Other employees, outside consultants and experts are also involved on an as needed basis depending on the specific projects at hand. The Company's research and development resources are focused on creating great tasting, convenient, healthy center-of-the-plate entrees. Recipes and processes are being developed for meatless alternatives to chicken, beef and pepperoni. Development activity is done at the Company's development and production facilities in Portland, Oregon. In 1996, the Company spent approximately $1.0 million on such activities, including $612,000 of acquired in-process research and development. The amount spent on such activities during 1995 and 1994 was immaterial.

EMPLOYEES
The Company has approximately 147 full-time equivalent employees. The Company also utilizes a temporary workforce during peak seasonal demand periods that averages 70 employees. The Company's employees are not represented by a labor union, and the Company believes its relations with employees are satisfactory.

TRADEMARKS
The Company has registered the trademarks "Gardenburger-Registered Trademark-", "Wholesome & Hearty Foods, Inc.-Registered Trademark-", "GardenDog-Registered Trademark-", "GardenSausage-Registered Trademark-", "Gardenburger Sub-Registered Trademark-", "Gardenburger-Registered Trademark- Veggie Medley" and "Gardenburger-Registered Trademark- Zesty Bean" with the United States Patent and Trademark Office. These trademarks expire at different times after the turn of the century. The Gardenburger-Registered Trademark- trademark has also been registered in the United Kingdom, Australia, Canada, Germany and Switzerland. The Company has applied to register the Gardenburger-Registered Trademark- in Argentina, China, Japan, Mexico, The Philippines and Columbia. The Company has also applied for various other trademarks in the U.S. related to its wheat-gluten based products.

The Company is not aware of any significant claims of infringement or other challenges to any of its trademarks, logos or trademark applications. The Company did successfully settle such a claim with Worthington Foods during 1996.

SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK
For the fiscal year ended December 31, 1996 one customer accounted for approximately 22.9 percent of revenue and 32.3 percent of the accounts receivable balance at December 31, 1996. Another customer accounted for approximately 11.5 percent of revenue for the year ended December 31, 1996 and
12.7 percent of the accounts receivable balance at December 31, 1996.

For the fiscal year ended December 31, 1995 one customer accounted for approximately 22.9 percent of revenue and 24.3 percent of the accounts receivable balance at December 31, 1995. Another customer accounted for 11.5 percent of revenue for the year ended December 31, 1995 and 7.9 percent of the accounts receivable balance at December 31, 1995.

For the year ended December 31, 1994 one customer accounted for 13.3 percent of revenue and 10.4 percent of the accounts receivable balance at December 31, 1994. Another customer accounted for 13.0 percent of revenue for the year ended December 31, 1994 and 29.0 percent of accounts receivable balance at December 31, 1994.

Historically, the Company has not incurred significant losses related to its accounts receivable.

SOURCES OF SUPPLY
The Company uses natural ingredients such as mushrooms, oats, rice, onions, and egg whites. These are common agricultural items typically available in most parts of the United States. In addition, the Company uses packaging and materials which are common in the food industry. As a result, the Company believes, but cannot assure, that its sources of supply are reasonably reliable and that the Company is at no greater risk on supply matters than other similar food processors and producers.

SEASONALITY
The Company believes that its industry is seasonal due to the seasonal nature of consumer demand for its type of products. Historically, the fourth and first quarters have a decrease in sales from the preceding second and third quarters due to such seasonality. The Company believes such seasonal variations may be reflected in future quarterly patterns of its revenues and earnings.

ITEM 2.   PROPERTIES

The Company leases 19,000 square feet of administrative office space at 1411 SW Morrison, Suite 400, Portland, Oregon 97205, pursuant to a two year lease which terminates on December 31, 1998. The Company also leases 6,600 square feet of former administrative office space at 975 S.E. Sandy Boulevard, Portland, Oregon 97214, pursuant to a 5-year lease which terminates on June 1, 1999. The Company is currently seeking to sub-let this space to another tenant.

The Company also leases approximately 20,000 square feet of pre-production, storage and distribution space at 10264 SE Jennifer, Clackamas, Oregon under a one-year lease that expires on November 1, 1997, and 15,000 square feet of distribution space at 215 SE Stark, Portland, Oregon under a one-year lease that expires on March 14, 1997, with an option to extend the lease for an additional six months which the Company intends to exercise.

The Company leases additional space for research and development and production at 1416 S.E. Eighth Avenue in Portland, Oregon. The facility is leased from Paul F. Wenner, the Company's Chief Creative Officer and Frank S. Card, a shareholder of the Company, at a rental rate of $1,700 per month, which the Company considers to be reasonable rent, consistent with rental rates charged by unaffiliated property owners in the same market area.

The Company owns 40,000 square feet of production facilities at 1005 S.E. Washington Street, Portland, Oregon, and a 1,200 square foot annex at the same location.

The Company is actively seeking and planning for additional manufacturing capacity in the next 12-24 months. Capacity expansion alternatives include: adding additional equipment to existing facilities, constructing a new plant, or retrofitting a plant, expanding co-packing (outsourcing production to qualified food processors), and licensing others to produce and/or distribute the Company's products. In the event the Company elects to construct a new plant in Portland, Oregon, an investment estimated currently to be fifteen to twenty million dollars, including production equipment, would be required. The Company owns a 16.6 acre parcel of real estate close to Portland International Airport and intends to build such a facility. Currently, the company is exploring financing alternatives ranging from working capital, conventional long-term debt and leasing. However, no firm commitments on such financing have been made at this date.

ITEM 3.   LEGAL PROCEEDINGS

There are currently no material pending legal proceedings to which the Company or its subsidiaries are a party. From time to time, the Company becomes involved in ordinary, routine or regulatory legal proceedings incidental to the business of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the quarter ended December 31, 1996.


                                 PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on The Nasdaq National Market System under the symbol WHFI. The high and low sales prices for the two years in the period ended December 31, 1996 were as follows:


     1996                                    High            Low
     ----------------------------           ------         ------
     Quarter 4                              $ 8.25         $ 6.00
     Quarter 3                                8.38           6.38
     Quarter 2                                9.38           7.13
     Quarter 1                                9.50           6.50

     1995                                    High            Low
     ----------------------------           ------         ------
     Quarter 4                              $10.88         $ 7.13
     Quarter 3                               14.06          10.69
     Quarter 2                               13.75          10.00
     Quarter 1                               13.25          10.44

The approximate number of shareholders of record and beneficial shareholders at December 31, 1996 was 745.

There were no cash dividends declared or paid in 1996 or 1995. The Company does not anticipate declaring cash dividends in the foreseeable future.

Except for 240,000 shares issued and 200,000 shares put into escrow in connection with the Gorilla Foods acquisition, there were no sales of unregistered securities by the Company during the year ended December 31, 1996. The 440,000 shares were issued in reliance on Rule 505 of Regulation D under the Securities Act of 1933.

ITEM 6.   SELECTED FINANCIAL DATA


IN THOUSANDS:
EXCEPT SHARE AND PER SHARE AMOUNTS                      1996 (1)         1995           1994           1993           1992
                                                       ----------     ----------    -----------     ----------     ----------

STATEMENT OF OPERATIONS DATA
Net sales                                              $   39,254     $   35,754    $    23,736     $   12,952     $    6,946
Gross margin                                               19,348         17,656         12,345          6,817          3,346
Operating expenses                                         17,885         13,958          8,754          4,158          2,277
Operating income                                            1,463          3,698          3,591          2,659          1,069
Net income                                             $    1,063     $    2,510    $     2,391     $    1,532     $      575
Net income per share                                   $     0.12     $     0.29    $      0.28     $     0.19     $     0.10

Shares used in per share calculations                   9,065,969      8,638,691      8,577,907      8,177,222      6,190,341


BALANCE SHEET DATA
Working capital                                        $   13,393     $   11,978     $   11,037     $    6,710     $    2,495
Total assets                                               24,934         19,325         15,320         10,363          5,857
Long-term liabilities                                           -              -              -              -            697
Shareholders' equity                                       20,979         16,955         14,028          9,151          4,298

GROWTH INDICATORS (UNAUDITED)
Net sales growth                                               10%            51%            83%            86%           116%
Operating income growth                                       (60%)            3%            35%           149%            64%
Net income growth                                             (58%)            5%            56%           166%            55%
Net income per share growth                                   (59%)            4%            47%            90%           (17%)


(1) Operating expenses in 1996 include a $612,000 one-time charge for acquired in-process research and development related to the Gorilla Foods acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL
The following discussion should be read in conjunction with the financial statements and related notes which follow. The Company's future operating results are likely to be affected by trends and factors which are beyond the Company's control. These include, among other factors, unexpected changes in food manufacturing technology, uncertain business conditions that impact the general food manufacturing industry, government regulation and general economic conditions.

The Company's manufacturing processes use certain raw ingredients, including mushrooms, onions and cheese, supplied from outside sources. Any reduction in supply or change in costs of these ingredients may affect the Company's ability to meet customer demand. The Company is not currently aware of any such changes in supply or costs of its raw material ingredients, other than cheese. During 1996, the prices of cheese were volatile and such volatility may continue in 1997.

During 1996 the Company continued to broaden its product distribution into new geographic locations and new sales channels to increase its national presence and to provide direct sales and support interface with customers. There can be no assurance that this strategy will be effective or successful or that the service and support needed to ensure the success of the Company's expansion into new territories or new sales channels can be achieved cost effectively.

The market price of the Company's Common Stock has been, and is likely to continue to be, volatile. Many factors, including events affecting the stock market generally, quarterly fluctuations in the Company's operating results and general conditions in the economy may affect the price of the Company's stock. Any shortfall in revenue or earnings from the level anticipated by securities analysts could have an immediate and adverse impact on the trading price of the Company's Common Stock in any given period.

Because of all the foregoing factors, as well as other variables, past financial performance should not be considered a reliable indicator of future performance and management believes that historical trends should not be relied on to anticipate results or trends in future periods.

ACQUISITION OF GORILLA FOODS, INC. AND WHOLE FOOD MARKETING
In January 1996 the Company completed the acquisition of Ojai, California-based Gorilla Foods, Inc., a privately held developer and manufacturer of wheat protein-based, meatless food products, including the GardenDog. The transaction provided for the issuance of 240,000 shares of the Company's Common Stock in exchange for all outstanding common shares of Gorilla Foods, and $68,750 in cash. In addition, up to an additional 200,000 certain contingent shares of the Company could be issued in 50,000 share increments contingent upon the Company achieving certain sales performance levels of wheat protein-based products over the next five years. This transaction has enabled the Company to broaden its product line by owning the recipe for the GardenDog and other future wheat gluten protein-based products to be developed for the meat analog product market. The Company incurred a one-time charge of $612,000 in the first quarter of 1996 as a result of the acquisition of in process research and development associated with this acquisition, with the remainder of the purchase price principally allocated to goodwill. Pro forma financial information has not been provided as the pro forma results are not materially different from actual results.

In a separate transaction in January 1996, the Company completed the acquisition of the assets of Whole Food Marketing, Inc., a Southern California-based food broker of the Company's and Gorilla Foods' products. The Company paid $350,000 for the assets of Whole Food Marketing, Inc., all of which was allocated to goodwill.

RESULTS OF OPERATIONS
The following table is derived from the Company's Statements of Operations for the periods indicated and presents the results of operations as a percentage of net sales.


Fiscal year ended                                                   December 31, 1996   December 31, 1995   December 31, 1994
--------------------------------------------                        -----------------   -----------------   -----------------

Net sales                                                                       100.0%              100.0%              100.0%
Cost of goods sold                                                               50.7                50.6                48.0
                                                                    -----------------   -----------------   -----------------
Gross margin                                                                     49.3                49.4                52.0
Sales and marketing expense                                                      31.4                28.2                26.8
General and administrative expense                                               12.6                10.8                10.1
Acquired in-process research and development                                      1.6                  --                  --
                                                                    -----------------   -----------------   -----------------
Operating income                                                                  3.7                10.4                15.1
Other income (expense)                                                            0.9                 0.4                 1.1
                                                                    -----------------   -----------------   -----------------
Income before income taxes                                                        4.6                10.8                16.2
Income taxes                                                                      1.9                 3.8                 6.1
                                                                    -----------------   -----------------   -----------------
Net income                                                                        2.7                 7.0                10.1
                                                                    -----------------   -----------------   -----------------
                                                                    -----------------   -----------------   -----------------


1996 COMPARED TO 1995

NET SALES. Net sales for 1996 increased 9.8 percent to $39.3 million from $35.8 million for 1995. The Company has increased its sales levels in each of its major channels, including food service, retail and club stores, such as PriceCostco. Such increases are primarily a result of increased marketing and public relations activities which have increased awareness of the Company's products throughout its channels of distribution. At the beginning of the second quarter of 1996, the Company started selling to additional large retail chains in Southern California. In January 1996, the Company discontinued selling its almond beverage and almond cheese products, which resulted in natural foods sales declining approximately $1.0 million from the prior year.

GROSS MARGIN. Gross margin increased 9.6 percent to $19.3 million (49.3 percent of net sales) for 1996 from $17.7 million (49.4 percent of net sales) for 1995. Gross margin as a percentage of net sales remained constant primarily as a result of continued upward pressures on pricing in certain raw materials, offset by process improvements at the Company's manufacturing plant, increased food service sales, which have higher margins, and start-up costs associated with a new food service product-type in 1995 that were not duplicated in 1996.

SALES AND MARKETING EXPENSE. Sales and marketing expenses increased to $12.3 million (31.4 percent of net sales) for 1996 from $10.1 million (28.2 percent of net sales) for 1995. The increase is primarily attributable to increased expenditures during 1996 related to the promotion of sales for additional retail chains that the Company began selling to during the first half of 1996, increased headcount as a result of hiring additional field sales people, costs associated with the Company's plan to aggressively grow its retail grocery business in 1997 and increased promotional activities in general to support and promote the growth of the Company.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased to $5.0 million (12.6 percent of net sales) for 1996 from $3.9 million (10.8 percent of net sales) for 1995. The increase is primarily a result of non-recurring costs to defend litigation which was settled in the third quarter of 1996, relocation and recruiting expense in connection with the hiring of personnel to support the growth of the Company, approximately $400,000 for management transition costs during the second quarter of 1996 and ongoing costs related to the overall growth of the Company, including an improved support infrastructure.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisition of Gorilla Foods, Inc., the Company recorded a one-time pretax charge of $612,000 ($386,000 net of taxes) related to acquired in-process research and development costs. The value assigned to the in-process research and development was determined by an appraisal and represents those efforts in process at the acquisition date that had not yet established feasibility and that had no alternative future uses. Accounting rules require that such costs be charged to expense as incurred. The Company currently believes that these research and development efforts will result in commercially viable products over the next several years.

OPERATING INCOME. Operating income (without the one-time charge for purchased in-process research and development) decreased to $2.1 million (5.3 percent of net sales) for 1996 compared to $3.7 million (10.4 percent of net sales) for 1995 as a result of the individual line item changes discussed above.

OTHER INCOME (EXPENSE). Other income increased to $327,000 in 1996 from $153,000 in 1995 primarily as a result of increased cash balances and therefore increased interest income.

INCOME TAXES. The Company's income tax rate for 1996 was 40.6 percent compared to 34.8 percent for 1995. The increase from the 34.8 percent rate achieved for fiscal 1995 is primarily a result of non-deductible goodwill expenditures in 1996, adjustments in 1996 relating to prior years and a one-time tax benefit received in 1995 from the State of Oregon.

NET INCOME.   Net income decreased to $1.1 million (2.7 percent of net sales)
for 1996 compared to $2.5 million (7.0 percent of net sales) for 1995 as a result of the individual line item changes discussed above. The Company believes that the impact of inflation on net income was minimal for fiscal years 1996 and 1995.

1995 COMPARED TO 1994

NET SALES. Net sales for 1995 increased 51 percent to $35.8 million from $23.7 million for 1994. The increase was primarily attributable to increased penetration in the Company's food service distribution channels and in club stores, such as PriceCostco, and increased marketing and public relations activities which have increased awareness of the Company's products throughout its channels of distribution.

GROSS MARGIN. Gross margin increased 43 percent to $17.7 million (49 percent of net sales) for 1995 from $12.3 million (52 percent of net sales) for 1994. The decrease as a percentage of net sales primarily resulted from increasing club store sales, both in absolute dollars and as a percentage of the total sales mix. In addition, greater promotional discounts due to increased competition and start-up costs associated with new food service products impacted margins.

SALES AND MARKETING EXPENSE. Sales and marketing expenses increased to $10.1 million (28.2 percent of net sales) for 1995 from $6.4 million (26.8 percent of net sales) for 1994. The increase is primarily attributable to growth of the Company and increased marketing efforts which included more product demonstrations, coupon and other media activities and a new marketing campaign aimed at the Company's institutional business.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased to $3.9 million (10.8 percent of net sales) for 1995 from $2.4 million (10.1 percent of net sales) for 1994. The increase is primarily attributable to growth of the Company, $281,000 to defend current litigation and a company wide profit sharing plan that was implemented in 1995, offset by cost containment measures put into place in the third quarter of 1995.

OPERATING INCOME. 1995 operating income remained relatively constant at $3.7 million (10.3 percent of net sales) compared to $3.6 million (15.1 percent of net sales) for 1994 as a result of the individual line item changes discussed above.

OTHER INCOME (EXPENSE). Other income decreased to $153,000 in 1995 from $262,000 in 1994 primarily as a result of increased cash balances and therefore increased interest income, offset by a $52,000 loss on the sale of fixed assets in 1995 compared to a gain on sale of fixed assets of $85,000 in 1994.

INCOME TAXES. The Company's income tax rate for 1995 was 34.8 percent compared to 37.9 percent for 1994. The decrease from 1994 was primarily attributable to tax exempt interest and dividends received on investments and slightly lower effective state tax rates in 1995 as a result of a one-time benefit from the state of Oregon.

NET INCOME.   Net income remained relatively constant at $2.5 million (7.0 percent of net sales) for 1995 compared to $2.4 million (10.1 percent of net sales) for 1994 as a result of the individual line item changes discussed above. The Company believes that the impact of inflation on net income was minimal for fiscal years 1995 and 1994.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 1996, the Company had working capital of $13.4 million, which included $7.8 million of cash and cash equivalents as compared to $12.0 in working capital at December 31, 1995 and approximately $9.2 million of cash and cash equivalents at December 31, 1995. The decrease in cash and cash equivalents is primarily a result of $0.5 million used in operations, including the building of inventories in anticipation of increased growth in 1997, $2.4 million for the purchase of property and equipment and $0.4 million for the purchase of Gorilla Foods and Whole Food Marketing, offset by $2.0 million provided from the exercise of Common Stock options and the income tax benefit of non-qualified option exercises and disqualifying dispositions.

Accounts receivable decreased $141,000 to $2.8 million at December 31, 1996 from $2.9 million at December 31, 1995. Days sales outstanding have decreased to
32.0 at December 31, 1996 from 34.6 at December 31, 1995 (calculated based on average sales per day in the fourth quarter of each respective year). Accounts 80 days or more past due represent less than 2 percent of accounts receivable at December 31, 1996.

Inventory levels at December 31, 1996 increased $3.2 million to $4.8 million at December 31, 1996 from $1.6 million at December 31, 1995, due primarily to the building of finished goods to ensure the Company's ability to meet anticipated sales demand during the first half of 1997. Inventory turns have decreased to approximately 5.1 times for the year ended December 31, 1996 from approximately
8.0 times for the year ended December 31, 1995.

Income taxes receivable were $653,000 at December 31, 1996 compared to a payable of $269,000 at December 31, 1995 primarily as a result of a $1.4 million benefit which resulted from the exercise of non-qualified stock options and payments made during 1996.

Accounts payable increased to $2.2 million at December 31, 1996 from $1.0 million at December 31, 1995 primarily as a result of increased inventory purchases to support an anticipated increase in the Company's sales growth rate beginning in the first half of 1997.

Capital expenditures of $2.4 million during 1996 primarily resulted from the purchase of packaging equipment to streamline the Company's retail manufacturing process, equipment to increase the Company's manufacturing capacity at current locations and improvements to the Company's information systems infrastructure.

Future capital requirements, other than normal operating expenses, could include, among other things, the possible construction of a new manufacturing facility, the purchase of manufacturing equipment to equip such a new facility or a co-packing facility, the funding of regional or national marketing campaigns and the implementation of a new information systems infrastructure.
If the Company obtains a new manufacturing facility, it would expect such a facility to cost between $15 and $20 million, including all production equipment. The Company is currently researching funding options including various combinations of cash, conventional debt and lease financings. At December 31, 1996, the Company had firm obligations of $120,000 related to such facility. The Company has incurred approximately $468,000 in expenditures to date on its information systems project and expects the entire project to cost approximately $550,000, all of which is expected to be paid out of existing cash balances.

Management believes that the Company's existing working capital, in combination with cash flow from operations and funds available under credit and capital lease facilities, should be sufficient to support working capital requirements over the next year.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required by this item are included on pages F-1 through F-15 as listed in Item 14 of Part IV of this document.

Unaudited quarterly financial data for each of the eight quarters in the two year period ended December 31, 1996 is as follows:


IN THOUSANDS, EXCEPT PER SHARE DATA                   1ST QUARTER         2ND QUARTER         3RD QUARTER         4TH QUARTER
-----------------------------------                   -----------         -----------         -----------         -----------

1996
Net sales                                                $  9,164           $  11,005           $  11,042            $  8,043
Gross margin                                                4,523               5,532               5,434               3,859
Net income                                                     58 (1)             521                 778                (294)
Net income per share                                         0.01                0.06                0.09               (0.03)

1995
Net sales                                                $  8,281            $  9,453           $  10,195            $  7,825
Gross margin                                                4,008               4,958               5,067               3,623
Net income                                                    652                 746                 860                 252
Net income per share                                         0.08                0.09                0.10                0.03


(1) Operating expenses in 1996 include a $612,000 one-time charge for acquired in-process research and development related to the Gorilla Foods acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 13, 1995, Wholesome & Hearty Foods, Inc. (the "Company") dismissed its independent accountant, Grant Thornton LLP ("Grant Thornton"). Such dismissal was recommended and approved by the Board of Directors of the Company. Grant Thornton's report on the Company's financial statements for the fiscal year ending December 31, 1994 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during this one year period nor in any subsequent period preceding the dismissal. In addition, there were no such events as described under Item 304(a)(1)(v)(A) through (D) of Regulation S-K during the two most recent fiscal years or the subsequent period through April 13, 1995.

Also as of April 13, 1995, the Company engaged Arthur Andersen LLP to be its independent accountant. Except on a limited basis as disclosed below, at no time during the two most recent fiscal years or subsequent period prior to engagement has the Company consulted with Arthur Andersen LLP as to (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on its financial statements or (iii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K). In anticipation of engaging Arthur Andersen LLP, the Company had limited discussions with Arthur Andersen LLP regarding the accounting for the proposed acquisition of Gorilla Foods. Arthur Andersen LLP expressed orally to the Company that based on the preliminary facts and circumstances the proposed transaction should be accounted for as a purchase. The Company has also discussed the proposed transaction with Grant Thornton who also believes the transaction should be accounted for as a purchase. It is the Company's understanding that Arthur Andersen LLP has also consulted with Grant Thornton in the process of reaching their conclusion.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Information required by this item is included under the captions ELECTION OF DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934, respectively, in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is included under the caption EXECUTIVE COMPENSATION in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)   FINANCIAL STATEMENTS

The Financial Statements, together with the reports thereon of Arthur Andersen LLP and Grant Thornton LLP, are included on the pages indicated below :

                                                                            Page
                                                                            ----
Report of Arthur Andersen LLP                                               F-1

Report of Grant Thornton LLP                                                F-2

Balance Sheets - December 31, 1996 and 1995                                 F-3

Statements of Operations for the years ended December 31, 1996,
1995 and 1994                                                               F-4

Statements of Shareholders' Equity -  December 31, 1996, 1995 and 1994      F-5

Statements of Cash Flows for the years ended December 31, 1996, 1995 and
1994                                                                        F-6

Notes to Financial Statements                                               F-7

FINANCIAL STATEMENT SCHEDULES
The following schedule and report thereon is filed herewith:
                                                                            Page
                                                                            ----
Report of Independent Public Accountants on Financial Statement Schedule    F-16

Schedule II    Valuation and Qualifying Accounts                            F-17

(a) (3)        EXHIBITS INCLUDED HEREIN:

Exhibit No.
-----------
 3a          Restated Articles of Incorporation (3)                         ----

 3b          Amendment No. 1 to Restated Articles of Incorporation (1)      ----

 3c          Amendment No. 2 to Restated Articles of Incorporation (6)      ----

 3d          1995 Restated Bylaws (7)                                       ----

 4           Instruments defining the rights of security holders.
             See Article II, Sections 3, 4 and 5 of Restated
             Articles of Incorporation and Article I of 1995
             Restated Bylaws (3) (7)                                        ----

 10a         Business Loan Agreement with Bank of America re: Lines
             of Credit, dated March 22, 1996 (6)                            ----

 10b         Plant Lease-1416 S.E. 8th, Portland, Oregon (1)                ----

 10c         Office Lease-975 S.E. Sandy Blvd., Portland, Oregon (4)        ----

 10d         Consent to Assignment and Option to purchase 1005 S.E.
             Washington, Portland, Oregon (1)                               ----

 10e         Morrison Plaza Office Lease, dated October 29, 1996.

 10f         Purchase and Sale Agreement and Receipt For Earnest
             Money Between the Iseli Family Partnership, an Oregon
             Partnership (Seller) and the Company (Buyer), as
             amended, dated May 8, 1995 (6)                                 ----

 10g         1992 Employee Incentive Stock Option Plan (1)                  ----

 10h         1992 First Amended and Restated Combination Stock
             Option Plan (4)                                                ----

 10i         Lyle Hubbard employment agreement, dated April 14, 1996.

 10j         Employment Agreement and Amendment thereto-Mr. Wenner (1)      ----

 10k         Paul F. Wenner Stock Option Agreement (2)                      ----

 10l         Executive Officer Termination Agreement

 10m         Form of indemnification Agreement between the Company
             and its Officers and Directors (3)                             ----

 10n         Plan and Agreement of Reorganization by Exchange by
             the Company of Its Voting Stock for Substantially All
             The Properties of Gorilla Foods, Inc., dated
             January 31, 1996 (6)                                           ----

Exhibit No.
-----------
 10o         1997 Executive Bonus Plan

 10p         Consulting agreement between the Company and E. Kay
             Stepp, dated November 1, 1996.

10q          Rights Agreement between the Company and First Chicago
             Trust Company of New York, dated April 25, 1996 (8)            ----

 11          Statement regarding computation of per share earnings

 16          Letter re: change in certifying accountant (5)                 ----

 23a         Consent of Arthur Andersen LLP

 23b         Consent of Grant Thornton LLP

 24a         Power of attorney of Thomas D. Henrion

 24b         Power of attorney of Ralph M. Kovel

 24c         Power of attorney of Mary O. McWilliams

 24d         Power of attorney of Michael L. Ray

 24e         Power of attorney of E. Kay Stepp

 24f         Power of attorney of Michael D. Wagoner

 24g         Power of attorney of Paul F. Wenner

 27          Financial Data Schedule

(1) Incorporated by reference to the Company's Form S-1 Registration Statement (Commission File No. 33-46623) as filed with the Securities and Exchange Commission on May 6, 1992.
(2) Incorporated by reference to the Company's fiscal year ended December 26, 1992 Form 10-K Annual Report as filed with the Securities and Exchange Commission on March 23, 1993.
(3) Incorporated by reference to the Company's fiscal year ended December 25, 1993 Form 10-K Annual Report as filed with the Securities and Exchange Commission on March 23, 1994.
(4) Incorporated by reference to the Company's fiscal year ended December 31 1994 Form 10-K Annual Report as filed with the Securities and Exchange Commission on March 30, 1995.
(5) Incorporated by reference to the Company's Form 8-K/A dated April 13, 1995 as filed with the Securities and Exchange Commission on May 5, 1995.
(6) Incorporated by reference to the Company's fiscal year ended December 31, 1995 Form 10-K Annual Report as filed with the Securities and Exchange Commission on March 29, 1996.
(7) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1996, as filed with the Securities and Exchange Commission on November 4, 1996.
(8) Incorporated by reference to the Company's Form 8-K, as filed with the Securities and Exchange Commission on May 8, 1996.

(b)  REPORTS ON FORM 8-K.
     No reports on Form 8-K were filed during the quarter ended December 31, 1996.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 1997
      --------------
                              WHOLESOME & HEARTY FOODS, INC.

                              By:/s/ LYLE G. HUBBARD
                                 -------------------
                              Lyle G. Hubbard
                              Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 17, 1997.

Signature                     Title

/s/ LYLE G. HUBBARD           Director, President and Chief Executive Officer
-------------------------     (Principal Executive Officer)
Lyle G. Hubbard


/s/ RICHARD C. DIETZ          Executive Vice President,
-------------------------     Chief Financial Officer, Treasurer and Secretary
Richard C. Dietz              (Principal Financial and Accounting Officer)

* THOMAS D. HENRION           Director
-------------------------
Thomas D. Henrion

*  RALPH M. KOVEL             Director
-------------------------
Ralph M. Kovel

* MARY O. MCWILLIAMS          Director
-------------------------
Mary O. McWilliams

* MICHAEL L. RAY              Director
-------------------------
Michael L. Ray

* E. KAY STEPP                Chairman of the Board
-------------------------
E. Kay Stepp

* MICHAEL D. WAGONER          Director
-------------------------
Michael D. Wagoner

* PAUL F. WENNER              Founder, Senior Chairman of the Board
-------------------------     and Chief Creative Officer
Paul F. Wenner


* BY:/s/ RICHARD C. DIETZ
-------------------------
Richard C. Dietz, Attorney-in-fact

                    Report of Independent Public Accountants


To the Board of Directors and Shareholders of Wholesome & Hearty Foods, Inc.:

We have audited the accompanying balance sheets of Wholesome & Hearty Foods, Inc. (an Oregon corporation) as of December 31, 1996 and 1995 and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Wholesome & Hearty Foods, Inc. for the year ended December 31, 1994 were audited by other auditors whose report dated February 20, 1995 expressed an unqualified opinion.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wholesome & Hearty Foods, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                             ARTHUR ANDERSEN LLP


Portland, Oregon,
  February 7, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Wholesome & Hearty Foods, Inc.

We have audited the accompanying statements of operations, shareholders' equity and cash flows of Wholesome & Hearty Foods, Inc. (an Oregon corporation) for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Wholesome & Hearty Foods, Inc. for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

                                             GRANT THORNTON LLP

Portland, Oregon
February 20,  1995

                        WHOLESOME AND HEARTY FOODS, INC.
                                 BALANCE SHEETS


                                                                      December 31,        December 31,
                                                                          1996                1995
                                                                      ------------        ------------

ASSETS
Current Assets:
  Cash and cash equivalents (Note 1)                                  $  7,755,000        $  9,247,000
  Accounts receivable, net of allowances of
  $177,000 and $120,000 (Note 1)                                         2,800,000           2,941,000
  Inventories, net (Notes 1 and 2)                                       4,790,000           1,562,000
  Prepaid expenses                                                         378,000             197,000
  Income taxes receivable                                                  653,000                   -
  Deferred income tax benefit (Note 6)                                     470,000             156,000
                                                                      ------------        ------------
    Total Current Assets                                                16,846,000          14,103,000

Property, Plant and Equipment, net of accumulated
  depreciation of $1,220,000 and $828,000 (Note 3)                       6,814,000           4,937,000

Other Assets, net of accumulated amoritization of
  $122,000 and zero                                                      1,274,000             285,000
                                                                      ------------        ------------
    Total Assets                                                      $ 24,934,000        $ 19,325,000
                                                                      ------------        ------------
                                                                      ------------        ------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Income taxes payable  (Note 6)                                      $          -        $    269,000
  Accounts payable                                                       2,173,000           1,039,000
  Payroll and related liabilities payable                                  458,000             408,000
  Accrued employee bonuses                                                 221,000             112,000
  Accrued relocation                                                       178,000                   -
  Accrued brokers' commissions                                             199,000             205,000
  Other current liabilities                                                224,000              92,000
                                                                      ------------        ------------
    Total Current Liabilities                                            3,453,000           2,125,000

Deferred Income Taxes (Note 6)                                             502,000             245,000
Commitments and Contingencies  (Notes 5 and 12)

Shareholders' Equity:
  Preferred Stock, no par value, 5,000,000 shares authorized;
    none issued (Note 9)                                                         -                   -
  Series A Junior Participating Preferred Stock, no par value,
    250,000 shares authorized; none issued (Note 9)                              -                   -
  Common Stock, no par value, 25,000,000 shares authorized;
    shares issued and outstanding: 8,566,456 and 7,701,456               8,468,000           7,603,000
  Additional paid-in capital                                             4,139,000           2,053,000
  Retained earnings                                                      8,372,000           7,299,000
                                                                      ------------        ------------
     Total Shareholders' Equity                                         20,979,000          16,955,000
                                                                      ------------        ------------
     Total Liabilities and Shareholders' Equity                       $ 24,934,000        $ 19,325,000
                                                                      ------------        ------------
                                                                      ------------        ------------



      The accompanying notes are an integral part of these balance sheets.

                        WHOLESOME AND HEARTY FOODS, INC.
                            STATEMENTS OF OPERATIONS


                                                                                    For the Year Ended December 31,
                                                                             1996                1995                1994
                                                                        -------------       -------------       -------------

Net sales                                                               $  39,254,000       $  35,754,000       $  23,736,000
Cost of goods sold                                                         19,906,000          18,098,000          11,391,000
                                                                        -------------       -------------       -------------
Gross margin                                                               19,348,000          17,656,000          12,345,000

Operating expenses:
    Sales and marketing                                                    12,310,000          10,087,000           6,357,000
    General and administrative                                              4,963,000           3,871,000           2,397,000
    Acquired in-process research & development                                612,000                   -                   -
                                                                        -------------       -------------       -------------
                                                                        -------------       -------------       -------------
                                                                           17,885,000          13,958,000           8,754,000
                                                                        -------------       -------------       -------------
Operating income                                                            1,463,000           3,698,000           3,591,000

Other income (expense):
    Interest income                                                           365,000             284,000             164,000
    Interest expense                                                                -              (1,000)             (1,000)
                                                                        -------------       -------------       -------------
                                                                        -------------       -------------       -------------
    Other, net                                                                (38,000)           (130,000)             99,000
                                                                              327,000             153,000             262,000
                                                                        -------------       -------------       -------------

Income before provision for income taxes                                    1,790,000           3,851,000           3,853,000
Provision for income taxes                                                    727,000           1,341,000           1,462,000
                                                                        -------------       -------------       -------------
Net income                                                              $   1,063,000       $   2,510,000       $   2,391,000
                                                                        -------------       -------------       -------------
                                                                        -------------       -------------       -------------

Net income per share                                                    $        0.12       $        0.29       $        0.28
                                                                        -------------       -------------       -------------
                                                                        -------------       -------------       -------------

Shares used in per share calculations                                       9,065,969           8,638,691           8,577,907
                                                                        -------------       -------------       -------------
                                                                        -------------       -------------       -------------



        The accompanying notes are an integral part of these statements.

                        WHOLESOME AND HEARTY FOODS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 1996, 1995 and 1994


                                                              Common Stock          Additional                      Total
                                                        ------------------------     Paid-In        Retained    Shareholders'
                                                          Shares        Amount       Capital        Earnings       Equity
                                                        ---------   ------------   ------------   ------------  -------------

Balance at December 25, 1993                            4,887,858   $  6,743,000   $     10,000   $  2,398,000   $  9,151,000

Three-for-two stock split                               2,443,929              -              -              -              -
                                                        ---------   ------------   ------------   ------------  -------------
Adjusted Balances, December 25, 1993                    7,331,787      6,743,000         10,000      2,398,000      9,151,000

Exercise of Common Stock Options                          220,335        394,000              -              -        394,000
Exercise of Common Stock Warrants                          90,000        175,000              -              -        175,000
Income tax benefit of non-qualified stock
  option exercises and disqualifying
  dispositions                                                  -              -      1,917,000              -      1,917,000
Net income                                                      -              -              -      2,391,000      2,391,000
                                                        ---------   ------------   ------------   ------------  -------------
Balance at December 31, 1994                            7,642,122      7,312,000      1,927,000      4,789,000     14,028,000

Exercise of Common Stock Options                           59,334        291,000              -              -        291,000
Income tax benefit of non-qualified stock
  option exercises and disqualifying
  dispositions                                                  -              -        126,000              -        126,000
Net income                                                      -              -              -      2,510,000      2,510,000
                                                        ---------   ------------   ------------   ------------  -------------
Balance at December 31, 1995                            7,701,456      7,603,000      2,053,000      7,299,000     16,955,000

Exercise of Common Stock Options                          625,000        625,000              -              -        625,000
Income tax benefit of non-qualified stock
  option exercises and disqualifying
  dispositions                                                  -              -      1,336,000              -      1,336,000
Issuance of shares for acquisition
  of Gorilla Foods, Inc.                                  240,000        240,000        750,000              -        990,000
Foreign currency translation                                    -              -              -         10,000         10,000
Net income                                                      -              -              -      1,063,000      1,063,000
                                                        ---------   ------------   ------------   ------------  -------------
Balance at December 31, 1996                            8,566,456   $  8,468,000   $  4,139,000   $  8,372,000  $  20,979,000
                                                        ---------   ------------   ------------   ------------  -------------
                                                        ---------   ------------   ------------   ------------  -------------



        The accompanying notes are an integral part of these statements.

                        WHOLESOME AND HEARTY FOODS, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                    For the Year Ended December 31,
                                                                             1996                1995                1994
                                                                         ------------        ------------        ------------

Cash flows from operating activities:
  Net income                                                             $  1,063,000        $  2,510,000        $  2,391,000
  Effect of exchange rate on operating accounts                                10,000                   -                   -
  Adjustments to reconcile net income to net cash flows
    provided by (used in) operating activities:
      Depreciation and amortization                                           594,000             334,000             190,000
      Acquired in-process research and development, net of tax                386,000                   -                   -
      (Gain) loss on sale of fixed assets                                      52,000              52,000             (85,000)
      Deferred income taxes                                                   (57,000)           (154,000)            107,000
      (Increase) decrease in:
        Investments                                                                 -             507,000           1,734,000
        Accounts receivable, net                                              141,000            (519,000)         (1,172,000)
        Inventories, net                                                   (3,228,000)          1,398,000          (1,850,000)
        Prepaid expenses                                                     (181,000)            (60,000)            (93,000)
        Income taxes receivable, net                                         (922,000)          2,559,000          (2,805,000)
      Increase (decrease) in:
        Accounts payable                                                    1,134,000             409,000             473,000
        Payroll and related liabilities                                        50,000             178,000              81,000
        Other accrued liabilities                                             413,000             239,000              48,000
                                                                         ------------        ------------        ------------
          Net cash provided by (used in) operating activities                (545,000)          7,453,000            (981,000)

Cash flows from investing activities:
  Payments for purchase of property and equipment                          (2,428,000)         (2,219,000)           (851,000)
  Proceeds from sale of equipment                                              26,000               1,000             214,000
  Cash paid for Gorilla Foods and Whole Food Marketing                       (419,000)                  -                   -
  Other assets, net                                                           (87,000)           (137,000)           (110,000)
                                                                         ------------        ------------        ------------
          Net cash used in investing activities                            (2,908,000)         (2,355,000)           (747,000)

Cash flows from financing activities:
  Payment on equipment option                                                       -                   -            (100,000)
  Proceeds from exercise of common stock options and warrants                 625,000             291,000             569,000
  Income tax benefit of non-qualified stock option
    exercises and disqualifying dispositions                                1,336,000             126,000           1,917,000
                                                                         ------------        ------------        ------------
          Net cash provided by financing activities                         1,961,000             417,000           2,386,000

Increase (decrease) in cash and cash equivalents                           (1,492,000)          5,515,000             658,000

Cash and cash equivalents:
  Beginning of period                                                       9,247,000           3,732,000           3,074,000
                                                                         ------------        ------------        ------------
  End of period                                                          $  7,755,000        $  9,247,000        $  3,732,000
                                                                         ------------        ------------        ------------
                                                                         ------------        ------------        ------------



        The accompanying notes are an integral part of these statements.

                         WHOLESOME & HEARTY FOODS, INC.

                         NOTES TO  FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF OPERATIONS
Wholesome & Hearty Foods, Inc. was incorporated in Oregon in 1985 to provide a line of food products in response to the public's awareness of the importance of diet to overall health and fitness. Toward this end, the Company developed and now produces and distributes products which include a variety of frozen, meatless items that are generally low in cholesterol and fat. The Company's products are principally sold to retail and institutional customers throughout the United States.

REPORTING PERIOD
In January 1995 the Company changed from a 52-53 week year for reporting purposes to a calendar year. The year ended December 31, 1994 consists of 53 weeks.

ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates used are reasonable.

CASH EQUIVALENTS
Cash equivalents consist of highly liquid investments with maturities at the date of purchase of 90 days or less.

INVENTORIES
Inventories are valued at standard cost, which approximates the lower of cost (using the first-in, first-out (FIFO) method), or market, and include materials, labor and manufacturing overhead.

GOODWILL
Goodwill is being amortized using the straight line method over ten years.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost. Depreciation and amortization are provided using straight-line and accelerated methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the lease term or the estimated useful life of the asset, whichever is shorter. Estimated useful lives are as follows:

          BUILDING AND IMPROVEMENTS          3 - 40 YEARS
          OFFICE FURNITURE AND EQUIPMENT     3 - 10 YEARS
          MACHINERY AND EQUIPMENT            7 - 30 YEARS
          VEHICLES                                5 YEARS

CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
The Company invests its excess cash with high credit quality financial institutions which bear minimal risk and, by policy, limits the amount of credit exposure to any one financial institution.

For the year ended December 31, 1996, two customers accounted for approximately 23 percent and 12 percent of revenue and 32 percent and 13 percent of the accounts receivable balance at December 31, 1996, respectively.

For the year ended December 31, 1995, two customers accounted for approximately 23 and 12 percent of revenue and 24 and 8 percent of the accounts receivable balance at December 31, 1995, respectively.

For the year ended December 31, 1994, two customers accounted for approximately 13 and 13 percent of revenue and 10 and 29 percent of the accounts receivable balance at December 31, 1994. Historically, the Company has not incurred significant losses related to its accounts receivable.

REVENUE RECOGNITION
Revenue from the sale of products is generally recognized at time of shipment to the customer. Promotional and other discounts are accrued for at time of shipment based on historical experience.

ADVERTISING COSTS
Advertising costs are expensed as incurred. Advertising expense was approximately $1,539,000, $871,000 and $670,000 in 1996, 1995 and 1994,
respectively.

SLOTTING FEES
Slotting costs associated with new products or new territories are deferred and amortized over the twelve month period following the initial introductions.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred. Research and development expense was approximately $1.0 million in 1996, which includes a one-time charge of $612,000 of in-process research and development in conjunction with the acquisition of Gorilla Foods (see Note 7). The amount spent on such activities during 1995 and 1994 was immaterial.

NET INCOME PER SHARE
Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding. Fully diluted earnings per share is not significantly different from primary earnings per share for the periods presented.

RECLASSIFICATIONS
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

2.   INVENTORIES

Detail of inventory at December 31, 1996 and 1995 is as follows:

December 31,                                           1996            1995
---------------------------------------------      -----------     -----------
Raw materials                                      $   670,000     $   391,000
Packaging and supplies                                 243,000         171,000
Finished goods                                       3,877,000       1,000,000
                                                   -----------     -----------
                                                   $ 4,790,000     $ 1,562,000
                                                   -----------     -----------
                                                   -----------     -----------

3.   PROPERTY, PLANT AND EQUIPMENT

December 31,                                           1996            1995
---------------------------------------------      -----------     -----------
Land                                               $   787,000     $   787,000
Building and improvements                            1,968,000       1,175,000
Machinery and equipment                              3,825,000       2,809,000
Vehicles                                                49,000          47,000
Office furniture and equipment                       1,405,000         947,000
                                                   -----------     -----------
                                                     8,034,000       5,765,000
Less accumulated depreciation                       (1,220,000)       (828,000)
                                                   -----------     -----------
                                                   $ 6,814,000     $ 4,937,000
                                                   -----------     -----------
                                                   -----------     -----------

4.   LINE-OF-CREDIT

The Company has a $5,000,000 unsecured line-of-credit agreement with a commercial bank with interest at the bank's reference rate or, at the Company's election, LIBOR plus 1.0 percent on amounts of $500,000 or more. This line-of-credit expires on July 1, 1997. At December 31, 1996, the bank's reference rate was 8.25 percent. There was no balance outstanding under this line at December 31, 1996.


5.   LEASE COMMITMENTS

Future minimum lease payments at December 31, 1996 were as follows:

Year Ended December 31,
---------------------------------------------
1997                                               $   498,000
1998                                                   338,000
1999                                                    66,000
                                                   -----------
   Total                                           $   902,000

Rental expense for the years ended December 31, 1996, 1995 and 1994 was $257,000, $180,000 and $80,000, respectively.

6.   INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards 109, ACCOUNTING FOR INCOME TAXES. The Company realizes tax benefits as a result of the exercise of nonqualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions). For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to paid-in capital. Tax benefits of $1,336,000, $126,000 and $1,917,000 were credited to paid-in capital in 1996,
1995 and 1994,  respectively.

The provision for income taxes is as follows:

December 31,                              1996          1995           1994
-----------------------------------    ---------    -----------    -----------
CURRENT:
   Federal                             $ 616,000    $ 1,309,000    $ 1,061,000
   State                                 168,000        186,000        294,000
                                       ---------    -----------    -----------
                                         784,000      1,495,000      1,355,000
DEFERRED                                 (57,000)      (154,000)       107,000
                                       ---------    -----------    -----------
                                       $ 727,000    $ 1,341,000    $ 1,462,000
                                       ---------    -----------    -----------
                                       ---------    -----------    -----------

Total deferred income tax assets were $507,000 and $342,000 and liabilities were $539,000 and $431,000, at December 31, 1996 and 1995, respectively.
Individually significant temporary differences include inventory reserves and UniCap which are booked as deferred tax assets of $105,000 and $133,000 at December 31, 1996, respectively and book/tax depreciation differences which are recorded as deferred liabilities of $517,000 and $356,000 at December 31, 1996 and 1995, respectively. There are no other individually significant temporary differences at December 31, 1996 or 1995. The Company's deferred tax assets are realizable as a result of past income and available income tax carrybacks.

The reconciliation between the effective tax rate and the statutory federal income tax rate is as follows:

December 31,                                          1996      1995      1994
----------------------------------------------        ----      ----      ----
Statutory federal income tax rate                     34.0%     34.0%     34.0%
State taxes, net of federal income tax benefit         5.9       3.4       4.0
Tax exempt interest and dividends                     (4.0)     (2.3)     (1.4)
Trademark and goodwill amortization                    2.0        --        --
Revision of prior year estimates                       2.0        --        --
Other                                                  0.7      (0.3)      1.3
                                                      ----      ----      ----
Effective tax rate                                    40.6%     34.8%     37.9%
                                                      ----      ----      ----
                                                      ----      ----      ----

7.   ACQUISITIONS

In January 1996 the Company completed the acquisition of Ojai, California based Gorilla Foods, Inc., a privately held developer and manufacturer of wheat protein-based, meatless food products, including the GardenDog. The transaction, accounted for under the purchase method, provided for the issuance of 240,000 shares of the Company's Common Stock in exchange for all outstanding common shares of Gorilla Foods, and $68,750 in cash. In addition, up to an additional 200,000 certain contingent shares of the Company could be issued in 50,000 share increments contingent upon meeting certain sales performance levels of wheat protein-based products over the next five years. This transaction has enabled the Company to broaden its product line by owning the recipe for the GardenDog and other future wheat gluten protein-based products to be developed for the meat analog, whole food product market. Prior to the acquisition of Gorilla Foods, the Company purchased the GardenDog directly from Gorilla Foods. The Company incurred a one-time charge of $612,000 in the first quarter of 1996 as a result of the acquisition of in process research and development associated with this acquisition, with the remainder of the purchase price principally allocated to goodwill.

In a separate transaction, the Company completed the acquisition of the assets of Whole Food Marketing, Inc., a Southern California-based food broker of the Company's and Gorilla Foods' products. The Company paid $350,000 for the assets of Whole Food Marketing, Inc., all of which was allocated to goodwill. This acquisition was accounted for under the purchase method.

Pro forma financial information has not been provided for these acquisitions as the pro forma results are not materially different from actual results.


8.   RELATED PARTY TRANSACTIONS

The Company leases its S.E. 8th Avenue plant facility from the Company's Chief Creative Officer and one other shareholder. This lease agreement provides for a $1,700 monthly payment. The lease provides for cancellation, without penalty, by either party with a 60-day notice.


9.   SHAREHOLDERS' EQUITY

PREFERRED STOCK
The Company has authorized 5,000,000 shares of preferred stock. Such stock may be issued by the Board of Directors in one or more series, with the preferences, limitations and rights of each series to be determined by the Board of Directors.

PREFERRED SHARE PURCHASE RIGHTS
In April 1996, the Company declared a dividend distribution of one preferred share purchase right on each outstanding share of the Company's Common Stock. Each right will entitle shareholders to buy one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $47. The rights will be exercisable if a person or group acquires 15 percent or more of the

Company's Common Stock or announces a tender offer for 15 percent or more of the Common Stock. The Company's Board of Directors is entitled to redeem the rights at $.01 per right at any time before a person has acquired 15 percent or more of the outstanding Common Stock.

COMMON STOCK SPLITS
On February 18, 1994, the Company effected a three-for-two Common Stock split. All share and per share amounts have been retroactively adjusted to reflect the stock splits.

STOCK OPTIONS AND WARRANTS
On March 10, 1992, the Company granted a non-statutory stock option to its Chief Executive Officer exercisable for 1,650,000 shares of the Company's Common Stock. Such option is exercisable for a period of ten years from the date of grant at an exercise price of $1.00 per share, the fair market value of the Company's Common Stock on the date of grant. At December 31, 1996, an option to purchase 1,025,000 shares of Common Stock was outstanding, all of which was
exercisable.   At December 31, 1996, 1,025,000 shares of the Company's Common
Stock were reserved for issuance under this option grant.

Also in 1992, the Company granted a non-statutory stock option to a consultant of the Company exercisable for 150,000 shares of the Company's Common Stock at $1.50 per share, the fair market value of the Company's Common Stock on the date of grant. Such option was exercised in full in 1994.

In addition, the Company has a 1992 First Amended and Restated Combination Stock Option Plan (the "Plan") which provides for the issuance of incentive stock options ("ISOs") to employees and officers of the Company and non-statutory stock options ("NSOs") to employees, officers, directors and consultants of the Company. Under the Plan, the exercise price of an ISO cannot be less than the fair market value on the date of grant and the exercise price of an NSO cannot be less than 85 percent of fair market value on the date of grant. Options granted under the Plan generally vest three to five years from the date of grant and generally expire ten years from the date of grant. At December 31, 1996, the Company had 2,132,817 shares of Common Stock reserved for issuance under the Plan. At December 31, 1996, 549,580 shares were exercisable.

Activity under the Plan is summarized as follows:


                                                                    Shares Available     Shares Subject           Exercise Price Per
                                                                        for Grant          to Options                    Share
                                                                    ----------------     --------------           ------------------

Balances, December 25, 1993                                              549,997             212,461               $  1.00 -  6.87
Options granted                                                         (125,800)            125,800                 11.00 - 13.25
Options canceled                                                          35,200             (35,200)                 4.16 -  5.25
Options exercised                                                             --             (70,307)                 1.00 -  5.25
                                                                      ----------          ----------               ---------------
Balances December 31, 1994                                               459,397             232,754               $  1.00 - 13.25
Additional shares reserved                                             1,500,000                  --                            --
Options granted                                                         (326,066)            326,066                  9.56 - 13.13
Options canceled                                                          13,337             (13,337)                 1.00 - 11.75
Options exercised                                                             --             (59,334)                 1.00 - 11.75
                                                                      ----------          ----------               ---------------
Balances, December 31, 1995                                            1,646,668             486,149               $  1.50 - 13.25
Options granted                                                         (886,300)            886,300                  6.50 -  8.69
Options canceled                                                          15,333             (15,333)                11.50 - 11.75
Options exercised                                                             --                  --                            --
                                                                      ----------          ----------               ---------------
Balances, December 31, 1996                                              775,701           1,357,116               $  1.50 - 13.25
                                                                      ----------          ----------               ---------------
                                                                      ----------          ----------               ---------------


The 1,200,000 units sold in the initial public offering (IPO) each included two shares of Common Stock and one warrant to purchase one share of Common Stock at $2.25 per share. Also included in the IPO were warrants issued to the underwriters that provided for the purchase of 120,000 units at $3.60 per unit. During 1994, the remaining 90,000 warrants were exercised at prices ranging from $1.80 to $2.25 per share. There were no other warrant transactions during the three year period ended December 31, 1996 and no warrants were outstanding at December 31, 1996.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123
During 1995, the Financial Accounting Standards Board issued SFAS 123 which defines a fair value based method of accounting for an employee stock option and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB 25. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted.

The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1996 and 1995 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:

For the Year Ended December 31,                         1996           1995
                                                       -------        -------
Risk-free interest rate                                6.0%           6.0%
Expected dividend yield                                0%             0%
Expected lives                                         8 years        8 years
Expected volatility                                    60.94%         64.51%

Using the Black-Scholes methodology, the total value of options granted during 1996 and 1995 was $4,762,000 and $2,721,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically four years). The weighted average fair value of options granted during 1996 and 1995 was $5.42 and $8.34, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income and net income per share would approximate the pro forma disclosures below:

For the Year Ended December 31,           1996                    1995
                                  --------------------  ----------------------
                                     As         Pro         As          Pro
                                  Reported     Forma     Reported      Forma
                                 ----------  ---------  ----------   ---------

Net income (loss)                $1,063,000  $(299,000) $2,510,000  $1,046,000
Net income (loss) per share      $     0.12  $   (0.04) $     0.29  $     0.12

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

The following table summarizes information about stock options outstanding at December 31, 1996:


                    Options Outstanding                                Options Exercisable
----------------------------------------------------------------     -------------------------
                                         Weighted
                                          Average       Weighted       Number of      Weighted
    Range of               Number        Remaining       Average        Shares         Average
     Exercise            Outstanding    Contractual     Exercise      Exercisable     Exercise
      Prices             at 12/31/96       Life           Price       at 12/31/96       Price
---------------          -----------    -----------     ---------     -----------     --------

$  1.00 -  1.50           1,047,500         5.0          $  1.01       1,047,500       $  1.01
   3.08 -  5.00              18,450         6.2             3.76          18,450          3.76
   6.51 -  8.69             898,300         9.2             7.89         176,094          7.57
   9.56 - 11.75             362,866         7.8            11.58         278,202         11.54
  11.76 - 13.25              55,000         8.2            13.00          54,334         13.00
 --------------           ---------         ---           ------       ---------        ------
$  1.00 - 13.25           2,382,116         6.9          $  5.51       1,574,580       $  4.05
 --------------           ---------         ---           ------       ---------        ------
 --------------           ---------         ---           ------       ---------        ------


10.  401(k) PLAN

The Company has a 401(k) Salary Deferral Plan which covers all employees who have reached the age of 18. The covered employees may elect to have an amount deducted from their wages for investment in a retirement plan. The Company matches 100 percent of employee contributions up to two percent. The Company's contribution to this plan was approximately $74,000 in 1996, $51,000 in 1995 and $22,000 in 1994.


11.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

                                                   1996      1995      1994
---------------------------------------------  ----------  -------  ----------
Cash paid during the period for interest       $       --  $ 1,000  $    5,000
Cash paid during the period for income taxes 1,062,000 96,000 2,266,000 Issuance of Common Stock in exchange for
 the assets of Gorilla Foods, Inc.                990,000       --          --

 12.  COMMITMENTS AND CONTINGENCIES

NEW FACILITY
During 1995, the Company purchased a 16.6 acre parcel of real estate in proximity to Portland International Airport with the intent of building a new facility that would house both production and administrative functions. Currently, the company is exploring the feasibility of building such a facility and financing alternatives ranging from working capital, conventional long-term debt and leasing. However, no firm commitments on such financing have been made
at this date.   The Company had firm purchase commitments of $120,000 related to such facility at December 31, 1996.

LITIGATION
During the third quarter of 1996, the Company announced the settlement of a lawsuit brought by a former sales executive, that alleged numerous claims relating to his employment at the Company. This employee alleged damages of more than $21 million but settled for $85,000, a substantial portion of which was paid by the Company's officer and director liability insurance policy. The Company is currently seeking recovery of its costs incurred in defending the litigation from its insurance carrier. All defense costs have been expensed as incurred in the accompanying statement of operations. No anticipated recoveries have been reflected in the accompanying financial statements given uncertainty as to the ultimate outcome.

                    Report of Independent Public Accountants
                         on Financial Statement Schedule

We have audited in accordance with generally accepted auditing standards, the financial statements included in Wholesome & Hearty Foods, Inc.'s Form 10-K, and have issued our report thereon dated February 7, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on page 15 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                             ARTHUR ANDERSEN LLP

Portland, Oregon,
   February 7, 1997


                  Column A                              Column B                 Column C                  Column D      Column E
---------------------------------------------         ------------   --------------------------------    ------------    ---------
                                                         Balance        Charged         Charged to                        Balance
                                                      at Beginning   to Costs and    Other Accounts -    Deductions -     at End
Description                                             of Period      Expenses          Describe        Describe (b)    of Period
---------------------------------------------         ------------   ------------    ----------------    ------------    ---------

Year Ended December 31, 1995 (a):

Reserves deducted from asset accounts:
Allowance for uncollectible accounts                   $   50,000      $  72,000         $       -        $   2,000     $  120,000

Year Ended December 31, 1996:

Reserves deducted from asset accounts:
 Allowance for uncollectible accounts                  $  120,000      $  70,000         $       -        $  13,000     $  177,000



(a) Balances and amounts charged to and deducted from such account were not material for the year ended December 31, 1994.
(b) Charges to the account included in this column are for the purposes for which the reserve was created.