Form 10-Q
period 1997-03-31
WHOLESOME & HEARTY FOODS INC
filed 1997-05-05
CIK 859735

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                               -----------------------
                                      FORM 10-Q
                               -----------------------

(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1997

                                          OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                     For the transition period from ____ to ____

                           Commission file number 000-18908

                               -----------------------

                            WHOLESOME & HEARTY FOODS, INC.
                (Exact name of registrant as specified in its charter)

              Oregon                                  93-0886359
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

1411 SW Morrison Street, Suite 400                       97205
         Portland, Oregon                              (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  503-205-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X            No
     -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common stock without par value                     8,566,456
              (Class)                       (Outstanding at April 30, 1997)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            WHOLESOME & HEARTY FOODS, INC.
                                      FORM 10-Q
                                        INDEX



PART I - FINANCIAL INFORMATION                                             PAGE
------------------------------                                             ----

Item 1.  Financial Statements

         Balance Sheets - March 31, 1997 and December 31, 1996                2

         Statements of Operations - Quarters Ended March 31, 1997 and 1996    3

         Statements of Cash Flows - Quarters Ended March 31, 1997 and 1996    4

         Notes to Financial Statements                                        5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                6


PART II - OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders                  8

Item 6.  Exhibits and Reports on Form 8-K                                     8

Signatures                                                                    9

                            PART 1 - FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS
    ------- --------------------

                           WHOLESOME AND HEARTY FOODS, INC.
                                    BALANCE SHEETS



                                                               March 31,                   December 31,
                                                                 1997                          1996
                                                            --------------                --------------
ASSETS
Current Assets:
    Cash and cash equivalents                               $    4,019,000                $    7,755,000
    Accounts receivable, net of allowances of
       $196,000 and $177,000                                     3,944,000                     2,800,000
    Inventories, net                                             5,427,000                     4,790,000
    Prepaid expenses                                               827,000                       378,000
    Income taxes receivable                                        823,000                       653,000
    Deferred income tax benefit                                    470,000                       470,000
                                                            --------------                --------------
        Total Current Assets                                    15,510,000                    16,846,000

Property, Plant and Equipment, net of accumulated
       depreciation of $1,435,000 and $1,220,000                 7,774,000                     6,814,000
Other Assets, net of accumulated amortization of
       $154,000 and $122,000                                     1,237,000                     1,274,000
                                                            --------------                --------------
        Total Assets                                        $   24,521,000                $   24,934,000
                                                            --------------                --------------
                                                            --------------                --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                        $    1,978,000                $    2,173,000
    Payroll and related liabilities payable                        435,000                       458,000
    Accrued employee bonuses                                       309,000                       221,000
    Accrued relocation                                              59,000                       178,000
    Accrued brokers' commissions                                   272,000                       199,000
    Other current liabilities                                      345,000                       224,000
                                                            --------------                --------------
        Total Current Liabilities                                3,398,000                     3,453,000

Deferred Income Tax Liability                                      502,000                       502,000
Commitments and Contingencies                                          -                             -

Shareholders' Equity:
    Preferred Stock, no par value, 5,000,000 shares
      authorized; none issued                                          -                             -
   Series A Junior Participating Preferred Stock,
      no par value, 250,000 shares authorized;
      none issued                                                      -                             -
    Common Stock, no par value, 25,000,000
      shares authorized; shares issued and
      outstanding:  8,566,456                                    8,468,000                     8,468,000
    Additional paid-in capital                                   4,139,000                     4,139,000
    Retained earnings                                            8,014,000                     8,372,000
                                                            --------------                --------------
       Total Shareholders' Equity                               20,621,000                    20,979,000
                                                            --------------                --------------
       Total Liabilities and Shareholders' Equity           $   24,521,000                $   24,934,000
                                                            --------------                --------------
                                                            --------------                --------------



         The accompanying notes are an integral part of these balance sheets

                           WHOLESOME AND HEARTY FOODS, INC.
                               STATEMENTS OF OPERATIONS




                                                                             Three months ended March 31,
                                                                      1997                               1996
                                                                 --------------                     --------------
Net sales                                                        $   10,010,000                     $    9,164,000
Cost of goods sold                                                    5,188,000                          4,641,000

                                                                 --------------                     --------------
Gross margin                                                          4,822,000                          4,523,000

Operating expenses:
    Sales and marketing                                               4,369,000                          2,933,000
    General and administrative                                        1,114,000                          1,000,000
    Acquired in-process research & development                                -                            612,000
                                                                 --------------                     --------------
                                                                      5,483,000                          4,545,000

                                                                 --------------                     --------------
Operating loss                                                         (661,000)                           (22,000)

Other income (expense):
    Interest income                                                      67,000                            113,000
    Other, net                                                           (4,000)                            (1,000)
                                                                 --------------                     --------------
                                                                         63,000                            112,000

                                                                 --------------                     --------------
Income (loss) before provision for (benefit from) income taxes         (598,000)                            90,000
Provision for (benefit from) income taxes                              (243,000)                            32,000

                                                                 --------------                     --------------
Net income (loss)                                                $     (355,000)                    $       58,000
                                                                 --------------                     --------------
                                                                 --------------                     --------------

Net income (loss) per share                                      $        (0.04)                    $         0.01
                                                                 --------------                     --------------
                                                                 --------------                     --------------

Shares used in per share calculations                                 8,566,456                          8,894,408
                                                                 --------------                     --------------
                                                                 --------------                     --------------



    The accompanying notes are an integral part of these financial statements

                           WHOLESOME AND HEARTY FOODS, INC.
                               STATEMENTS OF CASH FLOWS



                                                                                Three Months Ended March 31,
                                                                           1997                          1996
                                                                      --------------                --------------
Cash flows from operating activities:
   Net income (loss)                                                  $     (355,000)               $       58,000
   Effect of exchange rate on operating accounts                              (3,000)                          -
   Adjustments to reconcile net income to net cash flows
    used in operating activities:
         Depreciation and amortization                                       247,000                       110,000
         Other non-cash expense                                                5,000                           -
         Loss on sale of fixed assets                                          4,000                           -
         Acquired in-process research and development, net of tax                -                         386,000
         (Increase) decrease in:
            Accounts receivable, net                                      (1,144,000)                     (865,000)
            Inventories, net                                                (637,000)                     (858,000)
            Prepaid expenses                                                (449,000)                      (95,000)
            Income taxes receivable                                         (170,000)                   (1,805,000)
         Increase (decrease) in:
            Accounts payable                                                (195,000)                      169,000
            Payroll and related liabilities payable                          (23,000)                      (29,000)
            Accrued liabilities and other                                    163,000                      (141,000)
            Deferred income taxes                                                -                         (10,000)
                                                                      --------------                --------------
               Net cash used in operating activities                      (2,557,000)                   (3,080,000)

Cash flows from investing activities:
   Payments for purchase of property and equipment                        (1,156,000)                     (626,000)
   Proceeds from sale of equipment                                                                             -
   Cash paid for Gorilla Foods and Whole Food Marketing                          -                        (419,000)
   Other assets, net                                                         (23,000)                      (58,000)
                                                                      --------------                --------------
               Net cash used in investing activities                      (1,179,000)                   (1,103,000)

Cash flows from financing activities:
   Proceeds from exercise of common stock options
       and warrants                                                              -                         625,000
   Income tax benefit of non-qualified stock option exercises
       and disqualifying dispositions                                            -                       1,389,000
                                                                      --------------                --------------
               Net cash provided by financing activities                         -                       2,014,000
                                                                      --------------                --------------

Decrease in cash and cash equivalents                                     (3,736,000)                   (2,169,000)

Cash and cash equivalents:
   Beginning of period                                                     7,755,000                     9,247,000
                                                                      --------------                --------------
   End of period                                                      $    4,019,000                $    7,078,000
                                                                      --------------                --------------
                                                                      --------------                --------------




     The accompanying notes are an integral part of these financial statements

                            WHOLESOME & HEARTY FOODS, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION
The financial information included herein for the quarterly periods ended March 31, 1997 and 1996 and the financial information as of March 31, 1997 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1996 is derived from Wholesome & Hearty Foods, Inc.'s (the Company's) 1996 Annual Report Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  INVENTORIES
Inventories are valued at standard cost, which approximates the lower of cost (using the first-in, first-out (FIFO) method), or market, and include materials, labor and manufacturing overhead.

                              March 31, 1997        December 31, 1996
                              --------------        -----------------
Raw materials                     $  526,000               $  670,000
Supplies                             223,000                  243,000
Finished goods                     4,678,000                3,877,000
                              --------------        -----------------
                                  $5,427,000               $4,790,000
                              --------------        -----------------
                              --------------        -----------------

NOTE 3.  SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH ACTIVITY
Supplemental disclosure of cash flow information is as follows:

                                              Quarterly periods ended March 31,
                                                    1997           1996
                                                -----------    -----------
 Cash paid during the period for income taxes      $  3,600   $  1,094,000
 Issuance of common stock in exchange for the
     assets of Gorilla Foods, Inc.                        -   $    990,000

NOTE 4.  EARNINGS PER SHARE
In March 1997, the Financial Accounting Standards Board issued Statement 128, EARNINGS PER SHARE ("SFAS 128"), superseding Opinion 15. SFAS is required to be adopted for periods ending after December 15, 1997. Pro forma effects of applying SFAS 128 are as follows:

Three Months Ended:                March 31, 1997      March 31, 1996
--------------------------------   --------------      --------------
Primary EPS as reported                  $  (0.04)            $  0.01
Effect of SFAS 128                           0.00                0.00
                                   --------------      --------------
Basic EPS as restated                    $  (0.04)            $  0.01
                                   --------------      --------------
                                   --------------      --------------

Fully diluted EPS as reported            $  (0.04)            $  0.01
Effect of SFAS 128                           0.00                0.00
                                   --------------      --------------
Diluted EPS as restated                  $  (0.04)            $  0.01
                                   --------------      --------------
                                   --------------      --------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net sales increased 9.2 percent to $10.0 million for the first quarter of 1997 from $9.2 million for the first quarter of 1996. The Company has increased its sales levels in each of its major channels, including food service, retail and club stores, such as PriceCostco. Such increases are primarily a result of increased marketing and public relations activities, which have increased awareness of the Company's products throughout its channels of distribution.

Gross margins increased to $4.8 million (48.2 percent of net sales) for the first quarter of 1997 from $4.5 million (49.4 percent of net sales) for the first quarter of 1996. The decrease in gross margins as a percentage of net sales is primarily a result of increased prices on certain of the Company's raw materials, partially offset by process improvements at the Company's manufacturing plant.

Sales and marketing expenses increased to $4.4 million (43.6 percent of net sales) for the first quarter of 1997 from $2.9 million (32.0 percent of net sales) for the first quarter of 1996, primarily as a result of costs associated with the Company's plan to aggressively grow its retail grocery business in 1997 and increased promotional activities, in general, to support and promote the growth of the Company.

General and administrative expenses remained relatively stable at $1.1 million (11.1 percent of net sales) for the first quarter of 1997 compared to $1.0 million (10.9 percent of net sales) for the first quarter of 1996, primarily as a result of increases related to additional personnel to support the growth of the Company and increased bonus accruals in 1997, offset by a decrease in litigation costs as the suit it was defending in the first quarter of 1996 was settled in the fourth quarter of 1996 and a related insurance refund of $240,000 was received in the first quarter of 1997.

In connection with the acquisition of Gorilla Foods, Inc., the Company recorded a one-time pretax charge of $612,000 ($386,000 net of taxes) related to acquired in-process research and development costs in the first quarter of 1996. The value assigned to the in-process research and development was determined by an independent appraisal and represents those efforts in process at the acquisition date that had not yet established feasibility and that had no alternative future uses. Accounting rules require that such costs be charged to expense as incurred. The Company currently believes that these research and development efforts will result in commercially viable products within the next several years.

Operating loss increased to $661,000 (6.6 percent of net sales) for the first quarter of 1997 from $22,000 (0.2 percent of net sales) for the first quarter of 1996 as a result of the individual line item changes discussed above.

Income taxes are based on an estimated rate of 40.6 percent, which is consistent with the 40.6 percent rate used for 1996.

Net loss was $355,000 (3.5 percent of net sales) for the first quarter of 1997 compared to net income of $58,000 (0.6 percent of net sales) for the first quarter of 1996. Loss per share was $0.04 (on 8,566,456 shares) for the first quarter of 1997 compared to earnings per share of $0.01 (on 8,894,408 shares) for the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1997 working capital was $12.1 million, including $4.0 million of cash and cash equivalents. In the first quarter of 1997, working capital decreased by $1.3 million compared to December 31, 1996 and the current ratio decreased to 4.6:1 from 4.9:1.

Cash and cash equivalents decreased $3.7 million from December 31, 1996 primarily due to $2.6 million used in operations and $1.2 million for the purchase of property and equipment.

Accounts receivable increased $1.1 million to $3.9 million at March 31, 1997 from $2.8 million at December 31, 1996 due primarily to growth of the business and significant sales at the end of the quarter. Days sales outstanding increased to 34 at March 31, 1997 from 32 at December 31, 1996. Accounts 80 days or more past due represented approximately 2 percent of accounts receivable at March 31, 1997 and December 31, 1996.

Inventories increased $637,000 to $5.4 million at March 31, 1997 from $4.8 million at December 31, 1996 due primarily to the building of finished goods inventory in order to help ensure the Company's ability to meet anticipated demand during the second quarter of 1997. Inventory turned 4.1 times on an annualized basis for the first quarter of 1997 compared to 5.1 times for all of 1996.

Capital expenditures of $1.2 million during the first quarter of 1997 primarily resulted from a capacity expansion project at one of the Company's production facilities, including building improvements and new processing equipment.

Future capital requirements, other than normal operating expenses, could include, among other things, the possible construction or purchase of a new manufacturing facility, the purchase of manufacturing equipment to equip such facility or a co-packing facility and the funding of regional or national marketing campaigns. If the Company obtains a new manufacturing facility, it would expect such a facility to cost between $15 and $20 million, including all production equipment. The Company is currently researching funding options including various combinations of cash, conventional debt and lease financings. At March 31, 1997, the Company had firm obligations of $120,000 related to such facility.

                             PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on April 22, 1997, at which the following action was taken:

     1. A majority of the shareholders elected the six nominees for director to the Board of Directors of the Company. The six directors elected and the voting results follow:

   DIRECTOR NAME            SHARES VOTED FOR          SHARES WITHHELD
   -------------            ----------------          ---------------
Lyle G. Hubbard                7,970,598                   37,417
Ralph M. Kovel                 7,970,596                   37,419
Mary O. McWilliams             7,970,598                   37,417
Michael L. Ray                 7,970,598                   37,417
E. Kay Stepp                   7,969,098                   38,917
Paul F. Wenner                 7,969,598                   38,417


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as a part of this report are listed below:
     EXHIBIT NO.
     11   Calculations of Net Income Per Share
     27   Financial Data Schedule

(b) Reports on Form 8-K Filed During the Quarter:
     There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   April 30, 1997        WHOLESOME & HEARTY FOODS, INC.


                              By: /s/ LYLE G. HUBBARD
                                 ------------------------------------------
                              Lyle G. Hubbard
                              Director, President and Chief Executive Officer (Principal Executive Officer)


                              By: /s/ RICHARD C. DIETZ
                                 ------------------------------------------
                              Richard C. Dietz
                              Executive Vice President,
                              Chief Financial Officer Treasurer and Secretary (Principal Financial and Accounting Officer)