Form 10-Q
period 1997-06-30
WHOLESOME & HEARTY FOODS INC
filed 1997-08-14
CIK 859735

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      -------------------------------------

                                    FORM 10-Q

                      -------------------------------------


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission file number 0-20330

                         ------------------------------

                         WHOLESOME & HEARTY FOODS, INC.
             (Exact name of registrant as specified in its charter)

                 Oregon                                    93-0886359
(State or other jurisdiction of incorporation           (I.R.S. Employer
              or organization)                         Identification No.)

1411 SW Morrison Street, Suite 400, Portland, Oregon          97205
       (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  503-205-1500

                         ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes      /X/                 No    / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock without par value                        8,581,836
              (Class)                            (Outstanding at July 25, 1997)

================================================================================

                         WHOLESOME & HEARTY FOODS, INC.
                                    FORM 10-Q
                                      INDEX



PART I - FINANCIAL INFORMATION                                             Page
------------------------------                                             ----

Item 1.     Financial Statements

            Balance Sheets - June 30, 1997 and December 31, 1996            2

            Statements of Operations - Three Month and Six Month
            Periods Ended June 30, 1997 and 1996                            3

            Statements of Cash Flows - Six Months Ended June 30,
            1997 and 1996                                                   4

            Notes to Financial Statements                                   5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             6


PART II - OTHER INFORMATION
---------------------------

Item 6.     Exhibits and Reports on Form 8-K                                9

Signatures                                                                 10

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
------------------------------


                         WHOLESOME & HEARTY FOODS, INC.
                                 BALANCE SHEETS


                                                June 30,         December 31,
                                                  1997               1996
                                              ------------       ------------
                                               (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                   $  1,594,000       $  7,755,000
  Accounts receivable, net of allowances         4,750,000          2,800,000
    of $244,000 and $177,000
  Inventories, net                               5,154,000          4,790,000
  Prepaid expenses                               1,690,000            378,000
  Income taxes receivable                        1,578,000            653,000
  Deferred income tax benefit                      626,000            470,000
                                              ------------       ------------
    Total Current Assets                        15,392,000         16,846,000

Property, Plant and Equipment, net of
  accumulated depreciation of                    8,895,000          6,814,000
  $1,689,000 and $1,220,000
Other Assets, net of accumulated
  amortization of $186,000 and
  $122,000                                       1,277,000          1,274,000
                                              ------------       ------------
    Total Assets                              $ 25,564,000       $ 24,934,000
                                              ============       ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short term note payable                     $  1,500,000       $          -
  Accounts payable                               1,476,000          2,173,000
  Payroll and related liabilities payable          552,000            458,000
  Accrued employee bonuses                         771,000            221,000
  Accrued relocation                               129,000            178,000
  Accrued brokers' commissions                     345,000            199,000
  Other current liabilities                        873,000            224,000
                                              ------------       ------------
    Total Current Liabilities                    5,646,000          3,453,000


Deferred Income Tax Liability                      568,000            502,000

Shareholders' Equity:
  Preferred Stock, no par value, 5,000,000
    shares authorized; none issued                       -                  -
  Series A Junior Participating Preferred
   Stock, no par value, 250,000 shares
   authorized; none issued                               -                  -
  Common Stock, no par value, 25,000,000
    shares authorized; shares issued and
    outstanding: 8,580,746 and 8,566,456         8,560,000          8,468,000
  Additional paid-in capital                     4,145,000          4,139,000
  Retained earnings                              6,645,000          8,372,000
                                              ------------       ------------
    Total Shareholders' Equity                  19,350,000         20,979,000
                                              ------------       ------------
    Total Liabilities and Shareholders'
      Equity                                  $ 25,564,000       $ 24,934,000
                                              ============       ============


      The accompanying notes are an integral part of these balance sheets.

                                                  WHOLESOME & HEARTY FOODS, INC.
                                                     STATEMENTS OF OPERATIONS



                                                      Three months ended June 30,          Six months ended June 30,
                                                         1997             1996               1997              1996
                                                    --------------    --------------    --------------    --------------

Net sales                                           $  13,056,000     $  11,005,000     $  23,066,000     $  20,169,000
Cost of goods sold                                      6,623,000         5,473,000        11,811,000        10,114,000

                                                    --------------    --------------    --------------    --------------
Gross margin                                            6,433,000         5,532,000        11,255,000        10,055,000

Operating expenses:
    Sales and marketing                                 7,140,000         3,197,000        11,509,000         6,130,000
    General and administrative                          1,532,000         1,589,000         2,646,000         2,589,000
    Acquired in-process research & development                  -                 -                 -           612,000
                                                    --------------    --------------    --------------    --------------
                                                        8,672,000         4,786,000        14,155,000         9,331,000

                                                    --------------    --------------    --------------    --------------
Operating income (loss)                                (2,239,000)          746,000        (2,900,000)          724,000

Other income (expense):
    Interest income                                        39,000            83,000           106,000           196,000
    Interest expense                                       (5,000)                -            (5,000)                -
    Other, net                                             (3,000)                -            (7,000)           (1,000)
                                                    --------------    --------------    --------------    --------------
                                                           31,000            83,000            94,000           195,000

                                                    --------------    --------------    --------------    --------------
Income (loss) before (provision for) benefit           (2,208,000)          829,000        (2,806,000)          919,000
  from income taxes
(Provision for) benefit from income taxes                 837,000          (308,000)        1,080,000          (340,000)

                                                    --------------    --------------    --------------    --------------
Net income (loss)                                   $  (1,371,000)    $     521,000     $  (1,726,000)    $     579,000
                                                    ==============    ==============    ==============    ==============

Net income (loss) per share                         $       (0.16)    $        0.06     $       (0.20)    $        0.07
                                                    ==============    ==============    ==============    ==============

Shares used in per share calculations                   8,574,093         8,946,066         8,570,296         8,792,773
                                                    ==============    ==============    ==============    ==============


      The accompanying notes are an integral part of these statements.

                                                  WHOLESOME & HEARTY FOODS, INC.
                                                     STATEMENTS OF CASH FLOWS


                                                                               Six months ended June 30,
                                                                              1997                  1996
                                                                         ----------------      ---------------

Cash  flows from operating activities:
  Net income (loss)                                                      $   (1,726,000)       $      579,000
  Effect of exchange rate on operating accounts                                  (1,000)                7,000
  Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
        Depreciation and amortization                                           548,000               242,000
        Acquired in-process research and development, net of tax                      -               386,000
        Deferred income taxes                                                   (90,000)              (28,000)
        Loss on sale of fixed assets                                              9,000                     -
        (Increase) decrease in:
           Accounts receivable, net                                          (1,950,000)           (1,414,000)
           Inventories, net                                                    (364,000)             (894,000)
           Prepaid expenses                                                  (1,312,000)             (220,000)
           Income taxes receivable                                             (925,000)           (1,470,000)
        Increase (decrease) in:
           Accounts payable                                                    (697,000)              489,000
           Payroll and related liabilities payable                               94,000               233,000
           Accrued liabilities and other                                      1,296,000               231,000
                                                                          --------------        --------------
              Net cash used in operating activities                          (5,118,000)           (1,859,000)

Cash flows from investing activities:
  Payments for purchase of property and equipment                            (2,551,000)           (1,027,000)
  Cash paid for Gorilla Foods and Whole Food Marketing                                -              (419,000)
  Other assets, net                                                             (90,000)              (64,000)
                                                                          --------------        --------------
              Net cash used in investing activities                          (2,641,000)           (1,510,000)

Cash flows from financing activities:
  Proceeds from line of credit                                                1,500,000                     -
  Proceeds from exercise of common stock options                                 92,000               625,000
  Income tax benefit of non-qualified stock option
     exercises and disqualifying dispositions                                     6,000             1,402,000
                                                                          --------------        --------------
              Net cash provided by financing activities                       1,598,000             2,027,000

Decrease in cash and cash equivalents                                        (6,161,000)           (1,342,000)

Cash and cash equivalents:
  Beginning of period                                                         7,755,000             9,247,000
                                                                          --------------        --------------
  End of period                                                           $   1,594,000         $   7,905,000
                                                                          ==============        ==============


      The accompanying notes are an integral part of these statements.

                         WHOLESOME & HEARTY FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: BASIS OF PRESENTATION
-----------------------------
The financial information included herein for the three and six month periods ended June 30, 1997 and 1996 and the financial information as of June 30, 1997 is unaudited. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1996 is derived from Wholesome & Hearty Foods, Inc.'s (the Company's) 1996 Annual Report on Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2: INVENTORIES
-------------------
Inventories are valued at standard cost, which approximates the lower of cost (using the first-in, first-out (FIFO) method) or market, and include materials, labor and manufacturing overhead.

                           June 30, 1997                 December 31, 1996
                  -----------------------------     ---------------------------
Raw materials               $  624,000                      $  670,000
Supplies                       199,000                         243,000
Finished goods               4,331,000                       3,877,000
                  =============================     ===========================
                            $5,154,000                      $4,790,000
                  =============================     ===========================

NOTE 3: FACILITIES AND EQUIPMENT LEASES
---------------------------------------
In May 1997, the Company announced the lease of a production facility in Utah. The Company also expects to lease various production and other equipment for this facility. There are no lease payments associated with the facility lease in 1997. Annual lease payments on the facility will total $336,000 during 1998.

NOTE 4: LINE OF CREDIT
----------------------
On June 26, 1997, the Company signed a $10.0 million unsecured line-of-credit agreement with a commercial bank. Interest is at the bank's reference rate or, at the Company's option, at LIBOR plus 1.0 percent or at the Offshore Rate plus
1.0 percent. The line-of-credit decreases to $5.0 million On April 16, 1998 and expires July 1, 1998. The line-of-credit agreement contains certain financial and other covenants. At June 30, 1997, the Company had $1.5 million outstanding under this line of credit and was in compliance with its covenants.

NOTE 5: SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------
Supplemental disclosure of cash flow information is as follows:

                                                      Six Months Ended June 30,
                                                    ----------------------------
                                                        1997            1996
                                                    ------------    ------------


Cash paid during the period for income taxes        $      6,000    $  1,094,000
Issuance of Common Stock in exchange for the
  assets of Gorilla Foods, Inc.                     $          -    $    990,000

NOTE 6: EARNINGS PER SHARE
--------------------------
In March 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS 128"), superseding Accounting Principles Board Opinion No. 15 ("APB 15"). This statement establishes a different method of computing net income per share from that currently required under the provisions of APB 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be comparable or slightly higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable or slightly lower than the currently presented net income per share. SFAS 128 is required to be adopted for periods ending after December 15, 1997. Pro forma effects of applying SFAS 128 are as follows:


                                            Three Months Ended June 30,               Six Months Ended June 30,
                                        -------------------------------------     -----------------------------------
                                             1997                 1996                 1997               1996
                                        ----------------     ----------------     --------------    -----------------

Primary EPS as reported                   $  (0.16)              $  0.06          $  (0.20)              $  0.07
Effect of SFAS 128                            0.00                  0.00              0.00                  0.00
                                        ================     ================     ==============    =================
Basic EPS as restated                     $  (0.16)              $  0.06          $  (0.20)              $  0.07
                                        ================     ================     ==============    =================

Fully diluted EPS as reported             $  (0.16)              $  0.06          $  (0.20)              $  0.07
Effect of SFAS 128                            0.00                  0.00              0.00                  0.00
                                        ================     ================     ==============    =================
Diluted EPS as restated                   $  (0.16)              $  0.06          $  (0.20)              $  0.07
                                        ================     ================     ==============    =================



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ----------------------------------------------------------------------

Forward-Looking Information
---------------------------
Statements in this report which are not historical in nature, including discussion of the Company's expansion plans and research and development efforts, are forward-looking statements within the meaning of the Private
Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include changes in food manufacturing technology, volatility in raw materials prices, product acceptance by consumers, the Company's ability to implement its retail distribution expansion plans, the effectiveness of the Company's sales and marketing efforts and intensifying competition in the meatless food products industry. Given these uncertainties, investors are cautioned not to place undue reliance on the forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

Results of Operations
---------------------
Net sales increased to $13.1 million in the second quarter of 1997 from $11.0 million in the second quarter of 1996 and to $23.1 million for the six months ended June 30, 1997 compared to $20.2 million for the first six months of 1996. The Company has increased its sales levels in its natural foods, retail and club store channels. The increases are primarily a result of increased marketing and public relations activities, which have increased awareness of the Company's products throughout its channels of distribution.

Gross margin increased to $6.4 million and $11.3 million, respectively (49.3 percent and 48.8 percent of revenue, respectively) for the three and six month periods ended June 30, 1997 from $5.5 million and $10.1 million, respectively (50.3 percent and 49.9 percent, respectively) for the comparable periods of 1996. The decrease in gross margins as a percentage of net sales is primarily a result of a change in the mix towards the retail grocery business, which has lower margins.

Sales and marketing expense increased to $7.1 million and $11.5 million, respectively (55 percent and 50 percent of net sales, respectively) for the three month and six month periods ended June 30, 1997, compared to $3.2 million and $6.1 million, respectively (29 percent and 30 percent of net sales, respectively) for the three month and six month periods ended June 30, 1996. The increase is primarily as a result of costs associated with the Company's plan to aggressively expand its retail grocery business nationwide in 1997 and increased promotional activities, including the launching of a new national advertising campaign.

General and administrative expense totaled $1.5 million and $2.6 million, respectively (12 percent and 11 percent of net sales, respectively) for the three month and six month periods ended June 30, 1997 compared to $1.6 million and $2.6 million, respectively (14 percent and 13 percent of net sales, respectively) for the three and six month periods ended June 30, 1996. General and administrative expense remained relatively constant primarily as increases in compensation expense related to additional personnel to support the growth of the Company and increased bonus accruals in 1997 were substantially offset by a decrease in severance and hiring costs and litigation costs resulting from settlement of a lawsuit against the Company during the third quarter of 1996 and a related insurance refund of $240,000 which was received in the first quarter of 1997.

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

Loss from operations was $2.2 million and $2.9 million, respectively for the three month and six month periods ended June 30, 1997 compared to operating income of $0.7 million and $1.3 million ($0.7 million with the effect of acquired in-process research and development), respectively (7 percent and 7 percent of net sales) for the comparable periods of 1996.

Income taxes are based on an estimated rate of 38.5 percent, which is lower than the 40.6 percent rate achieved for 1996 due to the revision of 1995 tax estimates that increased the 1996 rate by approximately 2.0 percent.

Net income (loss) was $(1.4) million and $(1.7) million, respectively, for the three month and six month periods ended June 30, 1997 compared to $521,000 and $965,000 ($579,000 with the after tax effect of the acquired in-process research and development), respectively (5 percent and 5 percent of net sales, respectively) for the comparable periods of 1996. Earnings (loss) per share decreased to $(0.16) and $(0.20), respectively (on 8,574,093 and 8,570,296 shares, respectively) for the three month and six month periods ended June 30, 1997 compared to $0.06 and $0.11 ($0.07 with the after tax effect of the acquired in-process research and development), respectively (on 8,946,066 and 8,792,773 shares, respectively), for the comparable periods of 1996.

Liquidity and Capital Resources
-------------------------------
At June 30, 1997, working capital was $9.7 million, including $1.6 million of cash and cash equivalents. In the first half of 1997, working capital decreased by $3.6 million compared to December 31, 1996 and the current ratio decreased to 2.7:1 from 4.9:1 at December 31, 1996.

Cash and cash equivalents decreased $6.2 million from December 31, 1996, primarily due to use of $5.1 million in operations and $2.6 million for the purchase of property and equipment, offset by $1.5 million provided by proceeds from the Company's line of credit and $98,000 provided by the exercise of stock options and related income tax benefits.

Accounts receivable increased $2.0 million to $4.8 million at June 30, 1997 from $2.8 million at December 31, 1996, due primarily to growth of the business and significant sales at the end of the second quarter of 1997. Days sales outstanding were 31 at June 30, 1997 compared to 32 at December 31, 1996. Accounts 80 days or more past due represented approximately 3 percent of accounts receivable at June 30, 1997 compared to approximately 2 percent at December 31, 1996.

Inventories increased $364,000 to $5.2 million at June 30, 1997 from $4.8 million at December 31, 1996, due primarily to the building of finished goods inventory in order to help ensure the Company's ability to meet anticipated demand during the third quarter of 1997. Inventory turned 5.3 times on an annualized basis in the second quarter of 1997 compared to 5.1 times for all of 1996.

Prepaid expenses increased $1.3 million to $1.7 million at June 30, 1997 from $378,000 at December 31, 1996, due primarily to prepaid marketing and sales expenses.

In May 1997, the Company announced the lease of a production facility in Clearfield, Utah. The Company also expects to lease various production and other equipment for this facility. There are no lease payments associated with the facility lease in 1997. Annual lease payments on the facility will total $336,000 during 1998.

Capital expenditures of $2.6 million during the first half of 1997 primarily resulted from a capacity expansion project at one of the Company's production facilities, including building improvements and new processing equipment as well as equipment for the start-up of the Company's newly leased Utah facility.

New Accounting Pronouncements
-----------------------------
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). This statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be comparable or slightly higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable or slightly lower than the currently presented net income per share since the diluted calculation will also use the average market price instead of the higher of the average or ending market price for its calculations. The Company expects to adopt SFAS 128 in the fourth quarter of 1997 and, at that time, all historical net income per share data presented will be restated to conform to the provisions of SFAS 128.

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company expects to adopt SFAS 130 in the first quarter of 1998 and does not expect comprehensive income to be materially different from currently reported net income.


                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)  The exhibits filed as part of this report are listed below:
     Exhibit No. and Description
     ---------------------------
     10.1     Business Loan Agreement with  Bank of America re:  Line-of-Credit, dated June 26, 1997
     10.2     Facility  Lease by and between  Freeport Center Associates, a Utah general partnership  and Wholesome & Hearty Foods, Inc., an Oregon corporation, dated May 28, 1997
     11       Calculations of Net Income Per Share
     27       Financial Data Schedule

(b)  Reports on Form 8-K:
     There were no reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   July 30, 1997            WHOLESOME & HEARTY FOODS, INC.



                                 By: /s/ Lyle G. Hubbard
                                    --------------------------------------------
                                    Lyle G. Hubbard
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                 By: /s/ Richard C. Dietz
                                    --------------------------------------------
                                    Richard C. Dietz
                                    Executive Vice President, Chief Financial
                                      Officer, Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION                                                PAGE
-----------    -----------                                                ----

10.1           Business Loan Agreement with Bank of America                 14
               re: Line-of-Credit, dated June 26, 1997

10.2           Facility Lease by and between Freeport Center                28
               Associates, a Utah general partnership and Wholesome & Hearty Foods, Inc., an Oregon corporation, dated May 28, 1997

11             Calculations of Net Income Per Share                         51

27             Financial Data Schedule                                      52