Form 10-Q
period 1997-09-30
WHOLESOME & HEARTY FOODS INC
filed 1997-11-04
CIK 859735

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      -------------------------------------

                                    FORM 10-Q

                      -------------------------------------


        (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
            For the transition period from __________ to ___________


                         Commission file number 0-20330



                               GARDENBURGER, INC.
             (Exact name of registrant as specified in its charter)


            Oregon                                   93-0886359
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


  1411 SW Morrison Street, Suite 400
          Portland, Oregon                                97205
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  503-205-1500

                         WHOLESOME & HEARTY FOODS, INC.
              (Former name, former address and former fiscal year,
                          if changed from last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value                             8,604,624
           (Class)                             (Outstanding at October 17, 1997)

================================================================================

                               GARDENBURGER, INC.
                                    FORM 10-Q
                                      INDEX



PART I - FINANCIAL INFORMATION                                             Page
------------------------------                                             ----

Item 1.   Financial Statements

          Balance Sheets - September 30, 1997 and December 31, 1996         2

          Statements of Operations - Three Month and Nine Month Periods
          Ended September 30, 1997 and 1996                                 3

          Statements of Cash Flows - Nine Months Ended September 30,
          1997 and 1996                                                     4

          Notes to Financial Statements                                     5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         6


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 10

Signatures                                                                 11

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
------------------------------


                               GARDENBURGER, INC.
                                 BALANCE SHEETS

                                                   September 30,    December 31,
                                                       1997            1996
                                                   -------------    ------------
ASSETS
Current Assets:
    Cash and cash equivalents                       $ 1,546,000     $ 7,755,000
    Accounts receivable, net of allowances of
       $243,000 and $177,000                          6,228,000       2,800,000
    Inventories, net                                  3,073,000       4,790,000
    Prepaid expenses                                  1,254,000         378,000
    Income taxes receivable                           1,931,000         653,000
    Deferred income tax benefit                         626,000         470,000
                                                    -----------     -----------
        Total Current Assets                         14,658,000      16,846,000

Property, Plant and Equipment, net of accumulated
       depreciation of $1,817,000 and $1,220,000     12,271,000       6,814,000
Other Assets, net of accumulated amortization of
       $217,000 and $122,000                          1,257,000       1,274,000
                                                    -----------     -----------
        Total Assets                                $28,186,000     $24,934,000
                                                    ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short term note payable                         $ 3,500,000     $         -
    Accounts payable                                  2,245,000       2,173,000
    Payroll and related liabilities payable             648,000         458,000
    Accrued employee bonuses                            657,000         221,000
    Accrued relocation                                  104,000         178,000
    Accrued brokers' commissions                        427,000         199,000
    Other current liabilities                         1,304,000         224,000
                                                    -----------     -----------
        Total Current Liabilities                     8,885,000       3,453,000

Deferred Income Taxes                                   569,000         502,000

Shareholders' Equity:
    Preferred Stock, no par value, 5,000,000 shares
      authorized; none issued                                 -               -
   Series A Junior Participating Preferred Stock,
      no par value, 250,000 shares authorized;
      none issued                                             -               -
    Common Stock, no par value, 25,000,000 shares
      authorized; shares issued and outstanding:
      8,599,626 and 8,566,456                         8,594,000       8,468,000
    Additional paid-in capital                        4,145,000       4,139,000
    Retained earnings                                 5,993,000       8,372,000
                                                    -----------     -----------
       Total Shareholders' Equity                    18,732,000      20,979,000
                                                    -----------     -----------
       Total Liabilities and Shareholders' Equity   $28,186,000     $24,934,000
                                                    ===========     ===========

      The accompanying notes are an integral part of these balance sheets.

                               GARDENBURGER, INC.
                            STATEMENTS OF OPERATIONS



                                                Three months ended September 30,      Nine months ended September 30,
                                                     1997              1996                1997             1996
                                                --------------    --------------      --------------    --------------

Net sales                                         $15,533,000       $11,042,000         $38,599,000       $31,211,000
Cost of goods sold                                  7,892,000         5,608,000          19,703,000        15,722,000
                                                  -----------       -----------         -----------       -----------
Gross margin                                        7,641,000         5,434,000          18,896,000        15,489,000

Operating expenses:
    Sales and marketing                             7,286,000         3,141,000          18,795,000         9,271,000
    General and administrative                      1,256,000         1,146,000           3,902,000         3,735,000
    Acquired in-process research & development              -                 -                   -           612,000
                                                  -----------       -----------         -----------       -----------
                                                    8,542,000         4,287,000          22,697,000        13,618,000
                                                  -----------       -----------         -----------       -----------
Operating income (loss)                              (901,000)        1,147,000          (3,801,000)        1,871,000

Other income (expense):
    Interest income                                    22,000            92,000             128,000           288,000
    Interest expense                                  (35,000)                -             (40,000)                -
    Other, net                                        (80,000)                -             (87,000)           (1,000)
                                                  -----------       -----------         -----------       -----------
                                                      (93,000)           92,000               1,000           287,000
                                                  -----------       -----------         -----------       -----------
Income (loss) before (provision for) benefit         (994,000)        1,239,000          (3,800,000)        2,158,000
  from income taxes
(Provision for) benefit from income taxes             349,000          (461,000)          1,429,000          (801,000)
                                                  -----------       -----------         -----------       -----------
Net income (loss)                                 $  (645,000)      $   778,000         $(2,371,000)      $ 1,357,000
                                                  ===========       ===========         ===========       ===========

Net income (loss) per share                       $     (0.08)      $      0.09         $     (0.28)      $      0.15
                                                  ===========       ===========         ===========       ===========
Shares used in per share calculations               8,589,592         9,053,749           8,576,798         8,831,424
                                                  ===========       ===========         ===========       ===========












        The accompanying notes are an integral part of these statements.

                               GARDENBURGER, INC.
                            STATEMENTS OF CASH FLOWS

                                                Nine months ended September 30,
                                                    1997           1996
                                                -------------    --------------
Cash flows from operating activities:
  Net income (loss)                              $(2,371,000)     $ 1,357,000
  Effect of exchange rate on operating
    accounts                                          (9,000)           8,000
  Adjustments to reconcile net income
    (loss) to net cash flows used in
    operating activities:
      Depreciation and amortization                  716,000          418,000
      Acquired in-process research and
        development, net of tax                            -          386,000
      Loss on sale of fixed assets                     8,000                -
      Deferred income taxes                          (89,000)         (15,000)
      (Increase) decrease in:
        Accounts receivable, net                  (3,428,000)      (1,253,000)
        Inventories, net                           1,717,000       (1,416,000)
        Prepaid expenses                            (876,000)         (96,000)
        Income taxes receivable                   (1,278,000)        (966,000)
      Increase (decrease) in:
        Accounts payable                              72,000          390,000
        Payroll and related liabilities payable      190,000          314,000
        Accrued employee bonuses                     436,000          168,000
        Accrued relocation                           (74,000)               -
        Accrued brokers' commissions                 228,000           92,000
        Other current liabilities                  1,080,000          (75,000)
                                                 -----------      -----------
      Net cash used in operating activities       (3,678,000)        (688,000)

Cash flows from investing activities:
  Payments for purchase of property
    and equipment                                 (6,062,000)      (1,451,000)
  Proceeds from sale of equipment                      1,000           12,000
  Cash paid for Gorilla Foods and
    Whole Food Marketing                                   -         (419,000)
  Other assets, net                                 (102,000)         (58,000)
                                                 -----------      -----------
      Net cash used in investing activities       (6,163,000)      (1,916,000)

Cash flows from financing activities:
  Proceeds from line of credit                     3,500,000                -
  Proceeds from exercise of common stock options     126,000          625,000
  Income tax benefit of non-qualified
    stock option exercises and
    disqualifying dispositions                         6,000        1,402,000
                                                 -----------      -----------
      Net cash provided by financing activities    3,632,000        2,027,000

Decrease in cash and cash equivalents             (6,209,000)        (577,000)

Cash and cash equivalents:
  Beginning of period                              7,755,000        9,247,000
                                                 -----------      -----------
  End of period                                  $ 1,546,000      $ 8,670,000
                                                 ===========      ===========


        The accompanying notes are an integral part of these statements.

                               GARDENBURGER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION
-----------------------------

The financial information included herein for the three and nine month periods ended September 30, 1997 and 1996 and the financial information as of September 30, 1997 is unaudited. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1996 is derived from Gardenburger, Inc.'s (formerly Wholesome & Hearty Foods, Inc.'s) (the Company's) 1996 Annual Report on Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2: INVENTORIES
-------------------

Inventories are valued at standard cost, which approximates the lower of cost (using the first-in, first-out (FIFO) method), or market, and include materials, labor and manufacturing overhead.

                       September 30, 1997                 December 31, 1996
                 -----------------------------       ---------------------------
Raw materials              $   758,000                       $   670,000
Supplies                       204,000                           243,000
Finished goods               2,111,000                         3,877,000
                 -----------------------------       ---------------------------
                            $3,073,000                        $4,790,000
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

NOTE 4: LINE OF CREDIT
----------------------

On June 26, 1997, the Company signed a $10.0 million unsecured line-of-credit agreement with a commercial bank. Interest is at the bank's reference rate or, at the Company's option, at LIBOR plus 1.0 percent or at the Offshore Rate plus
1.0 percent. The line-of-credit decreases to $5.0 million on April 16, 1998 and expires July 1, 1998. The line-of-credit agreement contains certain financial and other covenants. At September 30, 1997, the Company had $3.5 million outstanding under this line of credit and was in compliance with its covenants.

NOTE 5: SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------

Supplemental disclosure of cash flow information is as follows:
                                                        Nine Months Ended
                                                           September 30,
                                                    ---------------------------
                                                        1997            1996
                                                    ------------    -----------
Cash paid during the period for income taxes        $     10,000    $ 1,062,000
Cash paid during the period for interest            $     40,000    $        --
Issuance of Common Stock in exchange for the
  assets of Gorilla Foods, Inc.                     $         --    $   990,000

NOTE 6: EARNINGS PER SHARE
--------------------------

In March 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS 128"), superseding Accounting Principles Board Opinion No. 15 ("APB 15"). This statement establishes a different method of computing net income per share from that currently required under the provisions of APB 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be comparable or slightly higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable or slightly higher than the currently presented net income per share. SFAS 128 is required to be adopted for periods ending after December 15, 1997. Pro forma effects of applying SFAS 128 are as follows:


                                       Three Months Ended September 30,          Nine Months Ended September 30,
                                     --------------------------------------    -------------------------------------
                                           1997                 1996                 1997                1996
                                     -----------------    -----------------    ----------------     ----------------

Primary EPS as reported                 $  (0.08)              $  0.09           $  (0.28)              $  0.15
Effect of SFAS 128                          0.00                  0.00                0.00                 0.01
                                     =================    =================    ================     ================
Basic EPS as restated                   $  (0.08)              $  0.09           $  (0.28)              $  0.16
                                     =================    =================    ================     ================

Fully diluted EPS as reported           $  (0.08)              $  0.09           $  (0.28)              $  0.15
Effect of SFAS 128                          0.00                  0.00                0.00                 0.00
                                     =================    =================    ================     ================
Diluted EPS as restated                 $  (0.08)              $  0.09           $  (0.28)              $  0.15
                                     =================    =================    ================     ================



NOTE 7: SUBSEQUENT EVENT
------------------------

On October 17, 1997, the Company's shareholders approved the change of the Company's name to Gardenburger, Inc. from Wholesome & Hearty Foods, Inc. Also effective October 17, 1997, the Company's trading symbol on the Nasdaq National Market System changed to GBUR from WHFI.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

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

Results of Operations
---------------------
Net sales increased to $15.5 million in the third quarter of 1997 from $11.0 million in the third quarter of 1996 and to $38.6 million for the first nine months of 1997 compared to $31.2 million for the comparable period of 1996. The Company has increased its sales levels in its natural foods, retail and club store channels. The increases are primarily a result of increased marketing and public relations activities, which have increased awareness of the Company's products throughout its channels of distribution.

Gross margin increased to $7.6 million and $18.9 million, respectively (49 percent and 49 percent of net sales, respectively) for the three and nine month periods ended September 30, 1997 from $5.4 million and $15.5 million, respectively (49 percent and 50 percent of net sales, respectively) for the comparable periods of 1996.

Sales and marketing expense increased to $7.3 million and $18.8 million, respectively (47 percent and 49 percent of net sales, respectively) for the three month and nine month periods ended September 30, 1997 compared to $3.1 million and $9.3 million, respectively (28 percent and 30 percent of net sales, respectively) for the three month and nine month periods ended September 30, 1996. The increase is primarily as a result of costs associated with the Company's plan to aggressively expand its retail grocery business nationwide in 1997 and increased promotional activities, including the launching of a new national advertising campaign.

General and administrative expense increased to $1.3 million and $3.9 million, respectively (8 percent and 10 percent of net sales, respectively) for the three month and nine month periods ended September 30, 1997 compared to $1.1 million and $3.7 million, respectively (10 percent and 12 percent of net sales, respectively) for the three month and nine month periods ended September 30, 1996. General and administrative expense remained relatively constant as increases in compensation expense related to additional personnel to support the growth of the Company and increased bonus accruals in 1997 were substantially offset by a decrease in severance and hiring costs and litigation costs resulting from settlement of a lawsuit against the Company during the third quarter of 1996 and a related insurance refund of $240,000 which was received in the first quarter of 1997.

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

Loss from operations was $0.9 million and $3.8 million, respectively, for the three month and nine month periods ended September 30, 1997, compared to operating income of $1.1 million and $1.9 million ($2.5 million without the effect of acquired in-process research and development), respectively (10 percent and 6 percent of net sales), for the comparable periods of 1996.

Income taxes are based on an estimated rate of 37.6 percent, which is lower than the 40.6 percent rate achieved for 1996 primarily due to the revision of 1995 tax estimates that increased the 1996 rate by approximately 2.0 percent.

Net loss was $645,000 and $2.4 million, respectively, for the three month and nine month periods ended September 30, 1997 compared to net income of $778,000 and $1.4 million ($1.7 million without the after tax effect of the acquired in-process research and development), respectively (7 percent and 4 percent of net sales, respectively) for the comparable periods of 1996. Loss per share was $(0.08) and $(0.28), respectively (on 8,589,592 and 8,576,798 shares, respectively) for the three month and nine month periods ended September 30, 1997 compared to income per share of $0.09 and $0.15 ($0.20 without the after tax effect of the acquired in-process research and development), respectively (on 9,053,749 and 8,831,424 shares, respectively), for the comparable periods of 1996.

Liquidity and Capital Resources
-------------------------------
At September 30, 1997, working capital was $5.8 million, including $1.5 million of cash and cash equivalents. In the first nine months of 1997, working capital decreased by $7.6 million and the current ratio decreased to 1.6:1 from 4.9:1 at December 31, 1996.

Cash and cash equivalents decreased $6.2 million from December 31, 1996, primarily due to use of $3.7 million in operations and $6.1 million for the purchase of property and equipment, offset by $3.5 million provided by proceeds from the Company's line of credit and $132,000 provided by the exercise of stock options and related income tax benefits.

Accounts receivable increased $3.4 million to $6.2 million at September 30, 1997 from $2.8 million at December 31, 1996, due primarily to growth of the business and significant sales at the end of the third quarter of 1997. Days sales outstanding were 30 at September 30, 1997 compared to 32 at December 31, 1996. Accounts 80 days or more past due represented approximately 4 percent of accounts receivable at September 30, 1997 compared to approximately 2 percent at December 31, 1996.

Inventories decreased $1.7 million to $3.1 million at September 30, 1997 from $4.8 million at December 31, 1996, due primarily to a decrease in finished goods inventory resulting from significant sales at the end of the 1997 third quarter. Inventory turned 8.0 times on an annualized basis in the third quarter of 1997 compared to 5.1 times for all of 1996.

Prepaid expenses increased $876,000 to $1.3 million at September 30, 1997 from $378,000 at December 31, 1996, due primarily to prepaid marketing and sales expenses.

In May 1997, the Company announced the lease of a production facility in Clearfield, Utah. The Company also expects to lease various production and other equipment for this facility. There are no lease payments associated with the facility lease in 1997. Annual lease payments on the facility will total $336,000 during 1998.

Capital expenditures of $6.1 million during the first nine months of 1997 primarily resulted from a capacity expansion project at one of the Company's production facilities, including building improvements and new processing equipment as well as equipment for the start-up of the Company's newly leased Utah facility.

Short term notes payable increased to $3.5 million at September 30, 1997 from zero at December 31, 1996. Proceeds from the line of credit have been used primarily to finance the Company's aggressive sales growth plans and to purchase equipment for the Company's new Utah facility.

Other current liabilities increased $1.1 million to $1.3 million at September 30, 1997 from $224,000 at December 31, 1996 primarily as a result of accrued sales and marketing expenses related to the Company's growth strategy.

New Accounting Pronouncements
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). This statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be comparable or slightly higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable or slightly higher than the currently presented net income per share since the diluted calculation will also use the average market price instead of the higher of the average or ending market price. The Company expects to adopt SFAS 128 in the fourth quarter of 1997 and, at that time, all historical net income per share data presented will be restated to conform to the provisions of SFAS 128.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) The exhibits filed as part of this report are listed below and this list constitutes the Exhibit Index:

         Exhibit No. and Description
         ---------------------------
         3      Restated Articles of Incorporation as amended October 17, 1997
         10.1   Business Loan Agreement with Bank of America re: Line-of-Credit, dated June 26, 1997 (1)
         10.2   Facility Lease by and between Freeport Center Associates, a Utah general partnership and Wholesome & Hearty Foods, Inc., an
                Oregon corporation, dated May 28, 1997(1)
         11     Calculations of Net Income Per Share
         27     Financial Data Schedule

                (1) Previously filed with the Company's Form 10-Q for the
                    quarter ended June 30, 1997 as filed with the Securities Exchange Commission on August 14, 1997, and is incorporated herein by reference.

(b) Reports on Form 8-K:
         None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   October 27, 1997                GARDENBURGER, INC.


                                        By: /s/ LYLE G. HUBBARD
                                           -------------------------------------
                                           Lyle G. Hubbard
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


                                        By: /s/ RICHARD C. DIETZ
                                            ------------------------------------
                                            Richard C. Dietz
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                             Officer)