Form 10-K
period 1997-12-31
GARDENBURGER INC
filed 1998-03-31
CIK 859735

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended: December 31, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-20330

                               GARDENBURGER, INC.
             (Exact name of registrant as specified in its charter)

                   OREGON                              93-0886359
       (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)             Identification No.)

           1411 SW MORRISON STREET, SUITE 400, PORTLAND, OREGON 97205
                    (Address of principal executive offices)

       Registrant's telephone number, including area code:  (503) 205-1500

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)
                                ----------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $71,619,541 as of February 27, 1998 based upon the last closing price as reported by the Nasdaq National Market System ($9.3125).

The number of shares outstanding of the Registrant's Common Stock as of February 27, 1998 was 8,608,854 shares.

                                 ---------------
                       DOCUMENTS INCORPORATED BY REFERENCE
The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement for its 1998 Annual Meeting of Shareholders.
================================================================================

                               GARDENBURGER, INC.
                          1997 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                     PART I

Item 1.  Business                                                            2

Item 2.  Properties                                                         14

Item 3.  Legal Proceedings                                                  15

Item 4.  Submission of Matters to a Vote of Security Holders                15

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters
                                                                            15

Item 6.  Selected Financial Data                                            16

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
                                                                            16

Item 7A. Quantitative and Qualitative Disclosures About
         Market Risk                                                        22

Item 8.  Financial Statements and Supplementary Data                        22

Item 9.  Changes in and Disagreements With Accountants
         on Accounting and Financial Disclosure
                                                                            22

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                 23

Item 11. Executive Compensation                                             23

Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                                     23

Item 13. Certain Relationships and Related Transactions                     23

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K                                                24

Signatures                                                                  25

                                     PART I

ITEM 1.  BUSINESS
------   --------

COMPANY OVERVIEW
Gardenburger, Inc. (the "Company" or "Gardenburger") is a leading developer, producer and marketer of branded low-fat, all-natural, meat replacement alternatives sold to food service and retail outlets. The Company's products include a variety of frozen, meatless items that are low in cholesterol and low in fat. The Company was founded to provide a line of food products in response to the public's growing awareness of the importance of diet to overall health and fitness. The Company believes that the majority of consumers who eat its products are not vegetarians but choose the Company's products for their healthy ingredients, taste and convenience as part of a healthier lifestyle.

The Company's flagship product, the Gardenburger(R) veggie patty, is the leading veggie patty in the food service, natural food outlet, and club store channels of distribution and has become the number two veggie patty in the retail grocery channel since its national rollout that began in November 1996. The Company's goal is to extend the Gardenburger(R) brand to mainstream consumers by aggressively expanding distribution in the retail grocery channel and stimulating awareness and trial through significantly increased levels of advertising and promotion. The Company's penetration in the U.S. retail grocery channel has risen from less than 30 percent at the beginning of 1996 with an average of 1.8 SKUs to an ACV authorization level of 85 percent and an on-shelf presence of almost 71 percent (as measured by ACV levels) as of February 28, 1998, with an average of 3.0 SKUs. Each of the Company's products represents a different SKU. See "Distribution" below for an explanation of ACV levels.

The Company distributes its products to more than 30,000 food service outlets throughout the U.S. and Canada, including restaurant chains such as T.G.I. Friday's, Denny's, Applebee's, Red Robin, Subway, Lyon's and Damon's. The Company's products are also distributed to more than 24,000 retail grocery and natural foods outlets, as well as to club stores, including Costco Companies, Inc. ("Costco") and Sam's Club, with over 300 locations.

The Company was organized in 1985 under the name Wholesome & Hearty Foods, Inc., and completed its initial public offering in 1992. The Company changed its name to Gardenburger, Inc., in October 1997. The Company believes that the new name will increase public awareness and build upon the brand equity of the Gardenburger(R) veggie patty.

The Company's Common Stock currently trades on the National Market tier of The Nasdaq Stock Market under the symbol "GBUR."

BACKGROUND
The Company believes that growing numbers of mainstream consumers are looking for alternative foods that are healthy as well as great tasting and convenient. This trend appears to be fueled in part by the higher nutritional information standards imposed by the 1990 Nutritional Labeling Education Act and by the U.S. Surgeon General's recommendation that no more than 30 percent of calories should be derived from fat. In particular, the Company believes that the market for meat replacement foods is growing rapidly due not only to consumers' increasing interest in a healthy diet, but also to concerns over the potential risks of eating meat.

The market potential of the veggie patty category as a meat replacement alternative is substantial. Industry data indicates that the annual fast food hamburger market is in excess of $40 billion and that the retail grocery ground beef market is in excess of $30 billion. Recent awareness, attitude and usage studies show that only 8 to 12 percent of U.S. households have tried veggie patty products to date. The Company believes that growth in household awareness and trial has the potential to accelerate substantially in the near future. A recent study by the U.S. Meat and Meat Products Datamonitor shows that sales of frozen meat substitute products grew at a compound annual rate over 49 percent between 1992 and 1996.

The Company believes that although the food service and natural foods channels will continue to grow, the retail grocery channel will become increasingly important for veggie patty sales as mainstream consumers continue to enter the market. According to A.C. Nielsen, retail grocery sales in the meatless burger category grew by nearly 23 percent in the third quarter of 1997 compared to the third quarter of 1996. This data indicates a retail grocery market volume already in excess of $80 million for the 52-week period ending October 25, 1997.

GROWTH STRATEGY
The Company is seeking to become the leading developer, producer and branded marketer of great tasting, convenient meat replacement alternatives in all major distribution channels. The Company currently holds the number one overall sales position in the veggie patty segment, the largest category of meat replacement foods. The Company's ability to capitalize on the significant mainstream growth opportunity depends on its success in increasing consumer awareness and broadening distribution of its products. Accordingly, the Company is focused on a growth strategy with the following elements:

BRAND THE VEGGIE PATTY CATEGORY. The Company's goal is to leverage its leadership in the veggie patty segment to make the Gardenburger(R) brand the premier name in the entire veggie patty meat replacement category. In doing so, the Company seeks to maximize its long-term share of this market and to sustain the premium pricing levels associated with category-leading branded products.

LEVERAGE THE BRAND INTO NEW CHANNELS. Currently, the Company enjoys a leadership position in the food service, club store and natural food channels of distribution. The Company seeks to leverage this leadership into the retail grocery store channel over the next several years. Its goal is to achieve at least a 70 percent ACV authorization level for an average of at least 6.0 SKUs in 1998. The Company is engaged in continuous efforts at building relationships with brokers and retailers in this channel.

SUPPORT EXPANSION WITH ADVERTISING AND PROMOTION. The Company believes that increased awareness and trial are essential to achieving significant growth among mainstream consumers and to establishing the Gardenburger(R) line as the brand of choice in the veggie patty segment. The Company is therefore committed to building consumer demand for its products through aggressive investments in national television and print advertising, in-store sampling efforts and coupon promotion. A significant majority of this effort will be focused on developing the Company's retail grocery distribution channel.

STRENGTHEN LEADERSHIP POSITION IN CURRENT CHANNELS. The Company seeks to further strengthen its leadership position in the food service, club store and natural food store channels of distribution. Accordingly, the Company plans to continue investments in advertising and sampling focused on these channels. Furthermore, the Company believes that these channels will receive significant cross-channel benefit as a result of its aggressive advertising and promotion efforts in the retail grocery distribution channel.

DEVELOP AND INTRODUCE NEW PRODUCTS. The Company continues to improve existing products as well as develop new products. For example, the Company's new meat analog products introduced in 1997, Gardenburger Hamburger Style(R) and Gardenburger Hamburger Style(R) with Cheese, are achieving rapid and broad trade acceptance. In addition, the Company plans to introduce a number of new items in 1998.

PRODUCTS
The Company is committed to offering healthy, great tasting and convenient meatless food choices to consumers. The Company offers its meatless items, primarily patties, under several product names, including Gardenburger(R), Gardenburger(R) Zesty Bean(TM), Gardenburger(R) Veggie Medley(TM), Gardenburger Hamburger Style(R), Gardenburger Sub(R), GardenSausage(R), and GardenVegan(TM). The original Gardenburger(R) veggie patty is the most significant product sold by the Company in terms of both volume and net sales, accounting for over 80 percent of each in 1997. Variations on the original Gardenburger(R) veggie patty are the second largest product sales group, accounting for approximately 18 percent of net sales in 1997.

Veggie patties sold by the Company range in size from 2.5 ounces to 5.0 ounces. Although recipes for the products are proprietary, they contain commonly known ingredients and fall into two major categories, veggie-grain based and soy-based meat analog products. The veggie-grain based product line contains fresh mushrooms, brown rice, onions, rolled oats, low-fat cheeses, bulgur wheat, egg whites, natural seasonings and spices, is soy-free and does not contain artificial additives. The soy-based meat-analog product line is seasoned to taste like ground beef.

The table below gives information about the Company's principal veggie patty products for the retail market, including three (Gardenburger(R) Savory Mushroom(TM), Gardenburger(R) Fire Roasted Vegetable(TM) and Gardenburger(R) Classic Greek(TM)) being introduced in 1998:


                                                     VEGGIE-GRAIN BASED PRODUCTS

-------------------------------------------------------------------------------------------------------------
PRODUCT                       DESCRIPTION          KEY INGREDIENTS         SIZE (OZ)  LOW/NO FAT  CALORIES
-------------------------------------------------------------------------------------------------------------

Gardenburger(R)Original       Veggie-grain based   See above                2.5         Low fat     130
                              patty
-------------------------------------------------------------------------------------------------------------
Gardenburger(R)Sub            Sub shaped patty     See above                3.1         Low fat     170
-------------------------------------------------------------------------------------------------------------
Gardenburger(R)Zesty Bean(TM) Spicy, Mexican       Red and black beans,     2.5         Low fat     120
                              flavor patty         Anaheim chilies, red
                                                   and yellow bell
                                                   peppers, cilantro
-------------------------------------------------------------------------------------------------------------
Gardenburger(R)Veggie         Vegetable emphasis   Soy cheese, broccoli,    2.5         No fat      100
Medley(TM)                    patty                carrots, red and
                                                   yellow bell peppers
-------------------------------------------------------------------------------------------------------------
GardenVegan(TM)               Vegan patty          No animal or soy         2.5         No fat      140
                                                   products
-------------------------------------------------------------------------------------------------------------
GardenSausage(R)              Breakfast patty      Maple syrup, natural     2.5         Low fat     140
                                                   seasonings
-------------------------------------------------------------------------------------------------------------
Gardenburger(R)Savory         Gourmet patty        Portabella mushrooms,    2.5         Low fat     120
Mushroom(TM)                                       wild rice
-------------------------------------------------------------------------------------------------------------
Gardenburger(R)Fire Roasted   Gourmet patty        Roasted garlic,          2.5         Low fat     120
Vegetable(TM)                                      sun-dried tomatoes
-------------------------------------------------------------------------------------------------------------
Gardenburger(R)               Gourmet patty        Kalamata olives, feta    2.5         Low fat     120
Classic Greek(TM)                                  cheese
-------------------------------------------------------------------------------------------------------------

                                                         SOY-BASED PRODUCTS
-------------------------------------------------------------------------------------------------------------
PRODUCT                       DESCRIPTION          KEY INGREDIENTS         SIZE (OZ)  LOW/NO FAT  CALORIES
-------------------------------------------------------------------------------------------------------------
Gardenburger Hamburger        Hamburger analog     Soy, wheat gluten        2.5         No fat       90
Style(R)                      patty
-------------------------------------------------------------------------------------------------------------
Gardenburger Hamburger        Hamburger analog     Soy, wheat gluten,       2.5         Low fat     110
Style(R)with Cheese           patty                mozzarella and
                                                   cheddar cheese
-------------------------------------------------------------------------------------------------------------

The Company's products may be purchased in restaurants and from other institutional food preparers throughout the United States, Canada, Mexico and in selected European food service outlets. Products may also be purchased for home consumption from grocery stores, natural foods stores, club stores and specialty food stores in the United States, Canada and the United Kingdom.

DISTRIBUTION
The Company sells its products primarily in North America through approximately sixty independent, commissioned food brokers and through approximately five hundred active distributors. The Company's line of frozen products is shipped by temperature-controlled truck and inventoried in frozen storage warehouses in principal cities in the United States and Canada.

Gardenburger products can be found in more than 24,000 grocery, natural food and club stores nationwide. The Gardenburger(R) veggie patty is also on the menu at more than 30,000 food service outlets in the United States and abroad. The following table lists selected retailers, distributors and food service outlets that are direct customers of the Company or that offer Gardenburger(R) products for sale to consumers:

               Retail                                  Food Service
               ------                                  ------------

GROCERY                                   RESTAURANTS
A&P                                       Applebee's
Albertsons                                Damon's
Buttrey's                                 Denny's
Dominick's                                IHOP
Food Lion                                 Jeremiah's
Fred Meyer                                Lyons
Giant Eagle                               Peppermill
Giant Food                                Red Robin
HEB                                       Sizzler
IGA                                       Subway
Jewel                                     T.G.I. Friday's
Kroger
Meijers
Publix Super Markets                      HOTELS
Ralph's                                   Holiday Inn
Red Apple                                 Marriott
Safeway                                   Sheraton
Shop-n-Save
Thriftway                                 UNIVERSITIES
Von's                                     Stanford
Winn-Dixie                                UCLA
                                          University of California, Berkeley
NATURAL FOODS                             Harvard
Wild Oats                                 MIT
Whole Foods
                                          SPORTS/ENTERTAINMENT
CLUB STORES                               Dodger Stadium
Costco                                    Yankee Stadium
Sam's Club                                Rose Garden
                                          Six Flags
DISTRIBUTORS                              Universal Studios
Sysco
Rykoff-Sexton

Beginning in 1997, the Company began aggressively expanding its distribution in the retail grocery channel. The Company's penetration in the U.S. retail grocery channel has risen from less than 30 percent at the beginning of 1996 with an average of 1.8 SKUs to an ACV authorization level of 85 percent and an on-shelf presence of almost 71 percent (as measured by ACV levels) as of February 28, 1998, with an average of 3.0 SKUs.

Each of the Company's products represents a different SKU. ACV stands for all-commodity volume and relates to a product's penetration in stores representing the ACV percentage of dollar sales in the entire retail grocery channel. For example, Gardenburger's 85 percent ACV authorization means that Gardenburger products are approved for sales through stores that represent 71 percent of U.S. retail grocery dollar sales.

The Company's goal is to achieve at least a 70 percent ACV authorization level for an average of at least 6.0 SKUs in the retail grocery channel in the U.S. during 1998 and also to expand its presence in club stores. The costs of entry and maintenance in these distribution channels are typically higher than in the food service channel, and the Company plans to invest heavily in securing additional retail grocery distribution and follow-up promotional activities during 1998.

Prior to 1997, the Company's product distribution was primarily focused on the West Coast. However, with the Company's expansion into national retail grocery in 1997, product availability is now much broader as shown below:

                       1997 North America Sales by Region

             REGION                              % OF NET SALES
             ------                              --------------
             Northeast                                  28
             Southwest                                  23
             Northwest                                  21
             Midwest                                    13
             Southeast                                  11
             Canada                                      4
                                                      ----
                                                      100%

Although the Company has focused its sales efforts primarily in the North American market, the Company believes there are substantial opportunities for worldwide distribution of its meat replacement foods. At present, overseas distribution does not represent a material portion of the Company's business.

SALES AND MARKETING
SALES. The Company's sales objective is to leverage the original Gardenburger(R) veggie patty and its flavor variants to increase its position as the number one veggie patty in each of the food service, natural food store and club store channels and to become the number one veggie patty in the retail grocery channel.

Sales activities are organized under an institutional sales division and a retail sales division. Institutional customers include approximately 30,000 food service outlets such as restaurants, corporate and industrial cafeterias, hotel chains, colleges, hospitals, airlines and sports stadiums. Retail customers include approximately 20,000 grocery and other specialty food stores and over 4,000 natural foods stores. Industry analysts have estimated that Gardenburger has over a 50 percent share of the food service veggie patty market, a 30 percent share of the supermarket grocery and natural food veggie patty retail market, and over a 90 percent share of the warehouse/club store veggie patty market.

MARKETING. The Company's major marketing objective is to build awareness of the category and the Gardenburger(R) brand, with the goal of making the Gardenburger(R) brand the premier name in the entire veggie patty meat replacement category. Gardenburger(R) products are positioned as healthy, good tasting and convenient in print media and on restaurant menus and point-of-sale displays. The growth in sales of Gardenburger(R) products is the result, in part, of the Company's recent significant investments in national marketing efforts including consumer sampling, couponing and advertising in such magazines as PEOPLE, ROLLING STONE and SHAPE AND FITNESS, as well as in USA TODAY. Programs are being created and pursued to encourage the use of the Gardenburger(R) brand in broadcast and print media, to encourage the use of the Company's other product names, such as GardenSausage(R), on restaurant menus and point-of-sale displays, to introduce new meatless products and to expand distribution geographically and into new channels.

In 1997, the Company's advertising and promotional expenses focused primarily on print ads in food service trade publications, trade shows, off-invoice promotions with distributors, in-store sampling and radio advertising. The Company spent approximately $3,000,000 in 1997 for advertising, $1,500,000 in 1996 and $900,000 in 1995. The Company plans to increase advertising and promotion in 1998, particularly in national television and print media, with the goal of driving category growth and establishing the Gardenburger(R) brand as number one in consumers' minds.

RESEARCH AND DEVELOPMENT
The Company's research and development activities include development of new products, the improvement of existing products and process development. In the fourth quarter of 1996, the Company hired a new Vice President of Research and Development with a background in healthy, frozen food products at companies including Heinz and Stouffer, a division of Nestle. Other employees, outside consultants and experts are also involved on an as-needed basis in specific projects. The Company's research and development resources are focused on creating healthy, great tasting, convenient, center-of-the-plate entrees. Recipes and processes are being developed for meatless alternatives to chicken, beef and pepperoni. The Company conducts its research and development activity at its development and production facilities in Portland, Oregon.

In 1997, the Company spent approximately $500,000 on research and development activities. In 1996, the Company spent approximately $1.0 million on such activities, including $612,000 of acquired in-process research and development. The amount spent on such activities during 1995 was immaterial.

MANUFACTURING
FACILITIES. In 1997, the Company produced its line of meatless products at its plant in Portland, Oregon. Beginning in February 1998, the Company began production at a second facility, formerly a Heinz, USDA-approved, frozen food plant. The second facility, which is located approximately 20 miles north of Salt Lake City in an industrial park in Clearfield, Utah, was secured through a five-year lease that the Company has the option to renew for two successive five-year terms. The Company commenced operations at its new Utah facility during the first quarter of 1998 and may eventually transfer all manufacturing operations to the Utah facility if circumstances so warrant.

The 120,000 square-foot Clearfield facility will be able to handle multiple manufacturing lines for the Company's products. The Company also intends to establish a new continuous manufacturing process at the Clearfield facility, which is expected to improve the quality and consistency of the Company's products as well as increase operating efficiencies longer term. The facility provides a more central location than the Portland plant with better distribution routes and the opportunity for consolidated shipping. The Company believes the facility will be able to handle its production requirements through annual sales of over $200 million.

PROCESS. The production process involves cleaning, chopping and mixing ingredients, forming, baking, and quick freezing patties, and then packaging them. Products are shipped fully cooked, frozen and packaged via temperature controlled truck to distributors throughout North America, and by temperature controlled container to Europe.

COMPETITION
The market for meatless food products is highly competitive. The Company's products compete primarily on the basis of taste, quality of natural ingredients, ease of preparation, availability, value, and consumer awareness and acceptance of the Gardenburger(R) brand. Many of the Company's competitors have substantially greater resources and operate in broader geographic areas than the Company.

The Company believes that its principal competitors are Worthington Foods, Inc., which distributes its products through institutional food service channels and retail stores; Pillsbury, which distributes "Green Giant Harvest Burgers" for Archer-Daniels-Midland into institutional food service and retail sectors; Boca Burger, which distributes a line of soy-based meat analog burgers in both the food service and retail sectors; Imagine Foods, Inc., which distributes "Ken & Robert's" burgers into institutional and retail sectors; and a number of smaller health or natural foods producers.

The Company believes that its products compare favorably to those offered by competitors. The Company believes that the Gardenburger(R) brand taste and texture are superior to that of other veggie or soy-based burgers. The calorie and fat content of Gardenburger(R) products is generally equivalent to that of other meatless burger products. While Gardenburger(R) patties generally sell for a slightly higher price than other meatless patty products, management believes that the higher price reflects the value consumers place on the Gardenburger(R) brand.

The Company believes that low-fat meat products, such as ConAgra's Healthy Choice 96 percent Extra Lean Ground Beef burger and chicken/turkey based patties, compete with meatless patties in general and, as a result, with the Gardenburger(R) veggie patty and its variations. However, sales trend data over the past few years indicates that consumers are actively seeking alternatives to meat products.

In a broader sense, the Company's products compete with frozen, mass produced entrees and low calorie/low fat national consumer brands such as Healthy Choice, Lean Cuisine and Weight Watchers, whose name recognition, advertising budgets and resources are significantly greater than those of the Company.

EMPLOYEES
The Company has approximately 175 full-time equivalent employees. The Company also utilizes a temporary workforce during peak, seasonal demand periods, which averages 70 employees. The Company's employees are not represented by a labor union, and the Company believes its relations with employees are excellent.

TRADEMARKS
The Company has registered the trademark "Gardenburger" and a number of other trademarks with the United States Patent and Trademark Office. The Company has also registered or applied for registration of certain of its trademarks in the United Kingdom, Australia, Canada, Germany, Switzerland and other countries.

The Company actively monitors use of its trademarks by food service customers and others and takes action it believes appropriate to halt infringement or improper usage. The Company defends its intellectual property aggressively and from time to time is engaged in normal infringement protection activities and other challenges.

SIGNIFICANT CUSTOMERS
For the fiscal year ended December 31, 1997, NORPAC Food Sales ("Norpac") accounted for approximately 19 percent of revenue and 7 percent of the accounts receivable balance at December 31, 1997. Sysco Corporation ("Sysco") accounted for approximately 10 percent of revenue for the year ended December 31, 1997, and 7 percent of the accounts receivable balance at December 31, 1997. These two companies have been significant customers of the Company for several years, and their loss could have a material adverse effect on the Company's business.

Historically, the Company has not incurred significant losses related to its accounts receivable.

SOURCES OF SUPPLY
The Company uses natural ingredients such as mushrooms, oats, rice, onions, and egg whites. These are common agricultural items typically available in most parts of the United States. In addition, the Company uses packaging and other materials that are common in the food industry. As a result, the Company believes, but cannot assure, that its sources of supply are reasonably reliable and that the Company is at no greater risk on supply matters than other similar food processors and producers.

FORWARD-LOOKING STATEMENTS; RISK FACTORS
Statements in this Form 10-K Annual Report that are not historical in nature, including discussion of the Company's expansion plans and research and development efforts, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from historical results or from any future results, performance, or achievements expressed or implied by the forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers should consider statements labeled with the terms "believes," "belief," "expects," intends," "anticipates" or "plans" to be uncertain and forward-looking. Important risks that could cause actual results, performance, or achievements to differ from those expressed or implied by the forward-looking statements include those described below, those described in Item 7 and those described elsewhere in this Form 10-K Annual Report. Given these risks and uncertainties, investors are cautioned not to place undue reliance on the forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained in this Form 10-K Annual Report to reflect future events or developments.

RISKS ASSOCIATED WITH NATIONAL ADVERTISING CAMPAIGN. A major element of the Company's growth strategy includes a significant print and television media advertising campaign. The Company's past advertising and promotional activities focused primarily on print ads in food service trade publications, trade shows and radio advertising; the Company has had limited experience with large-scale national advertising. Television advertising is relatively expensive compared to other forms of advertising. Consequently, the Company's increased emphasis on this medium will significantly increase sales and marketing expenses without any assurance that consumer demand will increase proportionately, if at all.

PRODUCT CONCENTRATION; INTRODUCTION OF NEW PRODUCTS. The majority of the Company's net sales have been attributable to its flagship product, the Gardenburger(R) veggie patty. Sales of the Gardenburger(R) veggie patty and its variants accounted for substantially all of the Company's net sales in 1997. The Company believes that the Gardenburger(R) veggie patty will continue to constitute a substantial portion of net sales. Any decrease in the overall level of sales of, or the prices for, the Company's Gardenburger(R) veggie patty or the failure of demand for the Gardenburger(R) veggie patty to increase at the rate currently anticipated, whether as a result of competition, change in consumer demand, or other unforeseen events, could have a material adverse effect upon the Company's business, results of operations and financial condition.

The Company plans to introduce several new products to its line of meat replacement products. There can be no assurance that the Company will be able to successfully introduce these new products or that any of the new products will gain market acceptance.

CHANGING CONSUMER PREFERENCES. The Company's business is focused on providing products in response to the public's demand for foods that support overall health and fitness. Consumer demand for the Company's products is heavily reliant upon a continued public focus on the desirability of a healthy lifestyle, as well as the potential risks associated with eating meat and poultry products, including E. coli and salmonella. There can be no assurance that public emphasis on a nutritious, healthy diet will continue or that certain processes will not be developed and utilized to reduce risks associated with eating meat. For example, the FDA recently approved the irradiation of red meat, which could significantly reduce the risk of E. coli in hamburger. A decline in consumer demand for meat alternative products would have a material adverse effect upon the Company's business, results of operations and financial condition. Additionally, demand for the Company's products may be affected generally by consumer preferences, which are subject to frequent and unanticipated changes. The Company is dependent in significant part on its ability to continue to produce healthy and appealing products that anticipate, gauge and respond in a timely manner to changing consumer demands and preferences. Failure to anticipate and respond to changes in consumer preferences could lead to, among other things, lower sales, excess inventories, diminished consumer loyalty and lower margins. There can be no assurance that the current level of demand for the Company's products will be sustained or grow.

CUSTOMER CONCENTRATION. In 1997, the Company's two largest accounts were Norpac and Sysco, which accounted for approximately 19 percent and 10 percent of the Company's revenues, respectively. There can be no assurance that sales to these accounts will not decrease or that these customers will not choose to replace the Company's products with those of competitors. The loss of either of these accounts or any significant decrease in the volume of products purchased by these customers would have a material adverse effect on the Company. Continuity of customer relationships is important and events that impact the Company's customers, such as labor disputes, may have a material adverse impact on the Company.

CONCENTRATION OF CAPACITY; RISKS ASSOCIATED WITH OPENING OF NEW FACILITY. The Company commenced operations at its new Utah facility during the first quarter of 1998 and may eventually transfer all manufacturing operations to the Utah facility if circumstances so warrant. There can be no assurance that the Company will not experience significant difficulties in its transition to the new facility, including, but not limited to, difficulties in maintaining product quality and its ability to hire and train a new workforce. In addition, the Company may experience higher than expected costs in connection with the transition, including costs associated with operating both new and existing facilities simultaneously for longer than anticipated. The Company could experience delays in the manufacture of the Company's products, quality control problems or the inability to produce products in commercial quantities or on a cost-effective basis as a result of the transition to the new facility.

COMPETITION. The market for meatless food products is highly competitive. The Company's competitors in the meatless patty segment may develop and market products perceived by consumers to be tastier, healthier, or otherwise more appealing than the Company's products. There can be no assurance that the Company will not experience competitive pressures, particularly with respect to pricing, that could have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, other major food companies, many of which have substantially greater resources than the Company, may become more active in the meatless patty business, either directly or through the acquisition of smaller meatless patty companies.

FLUCTUATIONS IN OPERATING RESULTS; SEASONALITY. The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations will continue in future periods. These fluctuations have resulted, in part, from varying prices of vegetables, new product introductions, expansion into new markets, sales promotions, the level of marketing expenditures and competition. The Company has in the past experienced fluctuations in sales due to seasonal changes in product demand, with net sales historically higher in the June and September quarters and lower in the March and December quarters. The Company expects these seasonal trends to continue in the foreseeable future. A significant portion of the Company's expenses is relatively fixed and the timing of increases in expenses is based in large part on the Company's forecasts of future sales. If sales are below expectations in any given period, the adverse impact on results of operations may be magnified by the Company's inability to adjust spending quickly enough to compensate for the sales shortfall. The Company may also choose to reduce prices or increase spending in response to market conditions, which could have a material adverse effect upon the Company's business, results of operations and financial condition.

RAW MATERIALS SUPPLY. As with most food products, the availability and price of raw materials used in the Company's products may be affected by a number of factors beyond the control of the Company, such as economic factors affecting growing decisions, frosts, drought, floods, other weather conditions, various plant diseases, pests and other acts of nature. Because the Company does not control the production of raw materials, it is also subject to delays caused by interruption in production of materials based on conditions not within its control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions, and natural disasters or other catastrophic events. There can be no assurance that the Company will be able to obtain alternative sources of raw materials at favorable prices, or at all, if it experiences supply shortages.

PRODUCT LIABILITY. The Company's business involves the preparation and processing of food products. The Company has from time to time received complaints and claims from consumers regarding ill effects allegedly caused by its products. While such claims have not resulted in any material liability to date, there can be no assurance that future claims will not be made or that any such claim will not result in adverse publicity for the Company or monetary damages, either of which could have a material adverse effect upon the Company's business, results of operations and financial condition. The Company currently maintains certain product liability insurance coverage, but there can be no assurance that such coverage will be sufficient to cover the cost of defense or related damages in the event of a significant product liability claim.

DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant extent upon the continued service of Lyle G. Hubbard, its President and Chief Executive Officer. The loss of his services could have a material adverse effect on the Company. Furthermore, the Company is dependent on its ability to identify, recruit and retain other key personnel. The competition for such employees is intense, and there can be no assurance the Company will be successful in such efforts.

GOVERNMENT REGULATION. The manufacturing, packaging, labeling, advertising, distribution and sale of the Company's products are subject to regulation by various governmental agencies, principally the Food and Drug Administration ("FDA"). The FDA regulates the Company's products under the Federal Food, Drug and Cosmetic Act and related regulations. The Company's activities are also subject to regulation by the Federal Trade Commission. The Company's activities are also regulated by various agencies of the states, localities and foreign countries to which the Company distributes its products and in which the Company's products are sold. The Company believes that it presently complies in all material respects with the foregoing laws and regulations. There can be no assurance that future compliance with such laws or regulations will not have a material adverse effect on the Company's business, results of operations and financial condition.

The Company may become subject to additional laws or regulations administered by the FDA or other federal, state or foreign regulatory authorities or more stringent interpretations of current laws or regulations in the future. Although the Company is unable to predict the nature of such future laws, regulations, interpretations or applications, such requirements could include the reformulation of certain products to meet new standards, the recall or discontinuance of certain products that cannot be reformulated, imposition of additional record-keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling, and scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company's business, results of operations and financial condition.

INTELLECTUAL PROPERTY. The Gardenburger(R) trademark and other trademarks are important to the Company's commercial success. Although the Company aggressively takes steps to protect its rights in these trademarks, including obtaining registration of the trademarks in the United States and other countries as it deems appropriate, there can be no assurance that third parties will not infringe or misappropriate the Company's trademarks.

The Company's recipes and production processes are protected as trade secrets. The Company does not hold any patents covering its products or production methods. Trade secret protection can last indefinitely so long as appropriate precautions are taken to avoid disclosure. Although the Company seeks to protect its trade secrets through confidentiality agreements and appropriate contractual provisions, some or all of the trade secrets and other know-how that the Company considers proprietary could be developed independently by others, could otherwise become known by others or could be deemed to be in the public domain.

ITEM 2.  PROPERTIES

The Company leases approximately 19,000 square feet of administrative office space at 1411 SW Morrison, Suite 400 in Portland, Oregon, pursuant to a two-year lease that terminates on December 31, 1998. The Company has the option to renew the lease for an additional term of not less than two years in length.
Current monthly rent is $19,265.

The Company leases approximately 20,000 square feet of pre-production, storage and distribution space at 10264 SE Jennifer, Clackamas, Oregon under a lease that expires on April 30, 1998. The Company pays the sum of $13,000 per month in rent for this facility and the equipment in the facility. The Company also leases 15,000 square feet of distribution space at 215 SE Stark, Portland, Oregon under a six-month lease that expires on June 30, 1998. On July 1, 1998, the lease will become a month-to-month lease that is terminable on two-months' notice. Rental on the Stark Street facility is $8,500 per month in 1998 and $9,000 per month in 1999.

The Company leases additional space for research and development and production at 1416 S.E. Eighth Avenue in Portland, Oregon. The facility is leased on a month-to-month basis from Paul F. Wenner, the Company's Chief Creative Officer, and Frank S. Card, a shareholder of the Company, at a rental rate of $2,200 per month, which the Company considers to be consistent with rental rates charged by unaffiliated property owners in the same market area.

The Company also leases 120,000 square feet of production space at Freeport Center, Building A-16, in Clearfield, Utah, pursuant to a five-year lease that terminates on December 31, 2002. The Company has the option to renew the lease for two successive five-year terms. The Company began utilizing such space for production in the first quarter of 1998. The monthly rent on this facility is currently $28,000.

The Company owns 40,000 square feet of production facilities at 1005 S.E. Washington Street, Portland, Oregon, and a 1,200 square foot annex at the same location.

The Company owns approximately 18 acres of land near the Portland Airport. The property was purchased as a site for expansion of the Company's manufacturing capabilities. The Company has entered into a purchase and sale agreement with an effective date of March 18, 1998, with Opus Northwest, L.L.C., a Delaware limited liability company ("Opus Northwest"), to sell the property to Opus Northwest. The contingent purchase price is $1,874,953, or $3.85 per square foot of net usable area, and is based on the assumption that the property has 11.18 acres of net usable area. The Company may terminate the purchase and sale agreement if the purchaser's survey shows that the net usable area is less than 487,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS
------   -----------------

There are currently no material, pending legal proceedings to which the Company or its subsidiaries are a party. From time to time, the Company becomes involved in ordinary, routine or regulatory legal proceedings incidental to the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

At a special meeting of the shareholders held on October 17, 1997, the Company's shareholders approved the change of the Company's name to Gardenburger, Inc. from Wholesome & Hearty Foods, Inc.

Voting results were as follows:

         For                     Against                  Abstain
--------------------      --------------------       -----------------
     7,562,834                  171,066                   15,622


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------   ---------------------------------------------------------------------

The Company's Common Stock trades on the National Market tier of The Nasdaq Stock Market under the symbol GBUR. The Common Stock traded under the symbol WHFI until October 17, 1997, when the symbol was changed to GBUR in connection with the change in the Company's name from Wholesome & Hearty Foods, Inc. to Gardenburger, Inc.

The high and low sales prices for the two years in the period ended December 31, 1997 were as follows:

          1996                       High              Low
          ------------------      ---------         ---------
          Quarter 1                  $9.50             $6.50
          Quarter 2                   9.38              7.13
          Quarter 3                   8.38              6.38
          Quarter 4                   8.25              6.00

          1997                      High              Low
          ------------------      ---------         --------
          Quarter 1                $ 7.13             $6.00
          Quarter 2                  8.50              6.63
          Quarter 3                 10.13              7.13
          Quarter 4                 12.00              8.13

The approximate number of shareholders of record and beneficial shareholders at March 6, 1998 was 800 and 10,500, respectively.

There were no cash dividends declared or paid in 1997 or 1996. The Company does not anticipate declaring cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
------   -----------------------


IN THOUSANDS:
EXCEPT PER SHARE AMOUNTS                   1997           1996(1)         1995           1994           1993
----------------------------------      -----------     ----------     ----------     -----------    -----------

STATEMENT OF OPERATIONS DATA
Net sales                                 $ 56,837       $ 40,527       $ 36,818        $ 24,448       $ 13,341
Gross margin                                29,601         20,621         18,720          13,057          7,206
Operating expenses                          31,662         19,158         15,022           9,466          4,547
Operating income (loss)                     (2,061)         1,463          3,698           3,591          2,659
Net income (loss)                         $ (1,393)      $  1,063       $  2,510         $ 2,391       $  1,532
Basic net income (loss) per share         $  (0.16)      $   0.13       $   0.33         $  0.32       $   0.23
Diluted net income (loss) per             $  (0.16)      $   0.12       $   0.29         $  0.28       $   0.19
share

BALANCE SHEET DATA
Working capital                           $ 11,504       $ 13,393       $ 11,978        $ 11,037       $  6,710
Total assets                                27,245         24,934         19,325          15,320         10,363
Shareholders' equity                        19,839         20,979         16,955          14,028          9,151

GROWTH INDICATORS (UNAUDITED)
Net sales growth                               40%            10%            51%             83%            92%
Operating income growth (decline)              n/a           (60%)            3%             35%           149%
Net income growth (decline)                    n/a           (58%)            5%             56%           166%
Net income per share growth                    n/a           (59%)            4%             47%            90%
(decline)


 (1) Operating expenses in 1996 included a $612 one-time charge for acquired in-process research and development related to the Gorilla Foods acquisition.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATION
         ------------

GENERAL

FORWARD-LOOKING STATEMENTS
Statements in this report which are not historical in nature, including discussion of the Company's expansion plans and research and development efforts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include changes in food manufacturing technology, volatility in raw materials prices, product acceptance by consumers, the Company's ability to implement its retail distribution expansion plans, the effectiveness of the Company's sales and marketing efforts and intensifying competition in the meatless food products industry. Given these uncertainties, investors are cautioned not to place undue reliance on the forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

A major element of the Company's growth strategy includes a significant print and television media advertising campaign. The Company's past advertising and promotional activities focused primarily on print ads, trade shows and radio advertising; the Company has had limited experience with large scale national broadcast advertising. Television advertising is relatively expensive compared to other forms of advertising in terms of dollar outlays. Consequently, the Company's increased emphasis on this medium will significantly increase sales and marketing expenses in terms of absolute dollars without any assurance that consumer demand will increase proportionately, if at all.

The majority of the Company's net sales have been attributable to its flagship product, the Gardenburger veggie patty. Sales of the Gardenburger veggie patty and its variants accounted for substantially all of the Company's net sales in 1997. The Company believes that the Gardenburger veggie patty will continue to constitute a substantial portion of net sales. Any decrease in the overall level of sales of, or the prices for, the Company's Gardenburger veggie patty or the failure of demand for the Gardenburger veggie patty to increase at the rate currently anticipated, whether as a result of competition, change in consumer demand, or other unforeseen events, could have a material adverse effect upon the Company's business, results of operations and financial condition.

The Company currently plans to introduce several new products to its line of meat replacement products during 1998. There can be no assurance that the Company will be able to successfully introduce these new products or that any of the new products will gain market acceptance.

The Company commenced operations at its new Utah facility during the first quarter of 1998 and may eventually transfer all manufacturing operations to the Utah facility if circumstances so warrant. There can be no assurance that the Company will not experience significant difficulties in its transition to the new facility, including, but not limited to, difficulties in maintaining product quality and its ability to hire and train a new workforce. In addition, the Company may experience higher than expected costs in connection with the transition, including costs associated with operating both new and existing facilities simultaneously for longer than anticipated.

In light of the foregoing factors, as well as other variables, past financial performance should not be considered a reliable indicator of future performance and management believes that historical trends should not be relied on to anticipate results or trends in future periods.

ACQUISITION OF GORILLA FOODS, INC. AND WHOLE FOOD MARKETING
In January 1996 the Company completed the acquisition of Ojai, California-based Gorilla Foods, Inc., a privately held developer and manufacturer of wheat protein-based, meatless food products, including the GardenDog. The Company issued 240,000 shares of the Company's Common Stock in exchange for all outstanding common shares of Gorilla Foods, and paid $68,750 in cash. In addition, the Company agreed to issue up to an additional 200,000 shares of the Company's Common Stock in 50,000 share increments if the Company's sales of wheat protein-based products reach certain levels over the next five years. The Company incurred a one-time charge of $612,000 in the first quarter of 1996 as a result of the acquisition of in-process research and development associated with this acquisition, with the remainder of the purchase price primarily allocated to goodwill. Pro forma financial information has not been provided as the pro forma results are not materially different from actual results.

In a separate transaction in January 1996, the Company completed the acquisition of the assets of Whole Food Marketing, Inc., a Southern California-based food broker of the Company's and Gorilla Foods' products. The Company paid $350,000 for the assets of Whole Food Marketing, Inc.

RESULTS OF OPERATIONS
The following table is derived from the Company's Statements of Operations for the periods indicated and presents the results of operations as a percentage of net sales.


Calendar year ended                 December 31, 1997          December 31, 1996         December 31, 1995
------------------------------    ----------------------     ----------------------    ----------------------

Net sales                                 100.0%                     100.0%                    100.0%
Cost of goods sold                         47.9                       49.1                      49.2
                                        ---------                  ---------                 ---------
Gross margin                               52.1                       50.9                      50.8
Sales and marketing expense
                                           46.1                       33.5                      30.3
General and administrative
expense                                     9.6                       12.3                      10.5
Acquired in-process research
and development                              --                        1.5                        --
                                        ---------                  ---------                 ---------
Operating income (loss)                    (3.6)                       3.6                      10.0
Other income (expense)                       --                        0.8                       0.4
                                        ---------                  ---------                 ---------
Income (loss) before income
taxes                                      (3.6)                       4.4                     10.4
Income taxes (benefit)                     (1.1)                       1.8                      3.6
                                        =========                  =========                 =========
Net income (loss)                          (2.5)%                      2.6%                     6.8%
                                        =========                  =========                 =========


1997 COMPARED TO 1996

NET SALES. Net sales for 1997 increased 40.2 percent to $56.8 million from $40.5 million for 1996. The Company has increased its sales levels in each of its major channels, including food service, retail, natural foods and club stores. Such increases are primarily a result of increased marketing and public relations activities, which have increased awareness of the Company's products throughout its channels of distribution. The Company's main area of growth in 1997 was in the retail grocery channel where sales increased 167 percent. This increase was driven mainly by increasing store penetration from 30 percent U.S. ACV at the end of 1996 to 70 percent U.S. ACV by the end of 1997.

GROSS MARGIN. Gross margin increased 43.7 percent to $29.6 million (52.1 percent of net sales) for 1997 from $20.6 million (50.9 percent of net sales) for 1996. The increase in gross margin as a percentage of net sales is primarily due to an increased sales base to absorb fixed costs, improvements in manufacturing efficiencies at its Portland, Oregon manufacturing facility and selected price increases.

SALES AND MARKETING EXPENSE. Sales and marketing expense increased to $26.2 million (46.1 percent of net sales) for 1997 from $13.6 million (33.5 percent of net sales) for 1996. The increase is primarily a result of costs associated with the Company's plan to aggressively expand its retail grocery business nationwide in 1997 and increased promotional activities, including the launching of a new national advertising campaign.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased to $5.5 million (9.6 percent of net sales) for 1997 from $5.0 million (12.3 percent of net sales) for 1996. General and administrative expense remained relatively constant as increases in compensation expense related to additional personnel to support the growth of the Company and increased bonus accruals in 1997 were substantially offset by a decrease in severance and hiring costs, absence of litigation costs in 1997 resulting from the settlement of a lawsuit against the Company during the third quarter of 1996 and a related insurance refund of $240,000 which was received in the first quarter of 1997.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisition of Gorilla Foods, Inc. in 1996, the Company recorded a one-time pretax charge of $612,000 ($386,000 net of taxes) related to acquired in-process research and development costs. The value assigned to the in-process research and development was determined by appraisal and represents those efforts in process at the acquisition date that had not yet established technological feasibility and that had no alternative future uses. Accounting rules require that such costs be charged to expense as incurred. The Company currently believes that these research and development efforts will result in commercially viable products over the next several years.

OPERATING INCOME (LOSS). Operating loss was $2.1 million in 1997 compared to operating income (without the one-time charge for purchased in-process research and development) of $2.1 million (5.1 percent of net sales) for 1996 as a result of the individual line item changes discussed above.

OTHER INCOME (EXPENSE). Other income decreased to $9,000 in 1997 from $327,000 in 1996 primarily as a result of decreased cash balances in 1997 and therefore lower interest income in 1997, as well as a loss in 1997 related to the disposition of certain property and equipment.

INCOME TAXES. The Company's income tax rate for 1997 decreased to 32.1 percent compared to 40.6 percent for 1996, primarily due to lower amounts of tax exempt interest and dividends, as well as a lower effective state rate in 1997.

NET INCOME (LOSS). Net loss was $1.4 million for 1997 compared to net income of $1.1 million (2.6 percent of net sales) for 1996 as a result of the individual line item changes discussed above. The Company believes that the impact of inflation on net income (loss) was not material for fiscal years 1997 and 1996.

1996 COMPARED TO 1995

NET SALES. Net sales for 1996 increased 10.1 percent to $40.5 million from $36.8 million for 1995. The Company increased its sales levels in each of its major channels, including food service, retail and club stores. Such increases were primarily a result of increased marketing and public relations activities, which increased awareness of the Company's products throughout its channels of distribution. At the beginning of the second quarter of 1996, the Company started selling to additional large retail chains in Southern California. In January 1996, the Company discontinued selling its Alymond Beverage and Alymond Cheeze products, which resulted in natural foods sales declining $1.0 million from the prior year.

GROSS MARGIN. Gross margin increased 10.2 percent to $20.6 million (50.9 percent of net sales) for 1996 from $18.7 million (50.8 percent of net sales) for 1995. Gross margin as a percentage of net sales remained constant primarily as a result of continued upward pressures on pricing in certain raw materials, offset by process improvements at the Company's manufacturing plant in Portland, increased food service sales, which have higher margins, and start-up costs associated with a new food service product-type in 1995 that were not duplicated in 1996.

SALES AND MARKETING EXPENSE. Sales and marketing expenses increased to $13.6 million (33.5 percent of net sales) for 1996 from $11.2 million (30.3 percent of net sales) for 1995. The increase was primarily attributable to increased expenditures during 1996 related to the promotion of sales for additional retail chains that the Company began supplying during the first half of 1996, increased payroll expense as a result of hiring additional field sales personnel, costs associated with the Company's plan to aggressively grow its retail grocery business in 1997 and increased promotional activities in general to support and promote the growth of the Company.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased to $5.0 million (12.3 percent of net sales) for 1996 from $3.9 million (10.5 percent of net sales) for 1995. The increase was primarily a result of non-recurring costs to defend litigation which was settled in the third quarter of 1996, relocation and recruiting expense in connection with the hiring of personnel to support the growth of the Company, approximately $400,000 for management transition costs during the second quarter of 1996 and ongoing costs related to the overall growth of the Company, including an improved support infrastructure.

OPERATING INCOME. Operating income (without the one-time charge for purchased in-process research and development) decreased to $2.1 million (5.1 percent of net sales) for 1996 compared to $3.7 million (10.0 percent of net sales) for 1995 as a result of the individual line item changes discussed above.

OTHER INCOME (EXPENSE). Other income increased to $327,000 in 1996 from $153,000 in 1995 primarily as a result of increased cash balances and corresponding increased interest income.

INCOME TAXES. The Company's income tax rate for 1996 was 40.6 percent compared to 34.8 percent for 1995. The increase from the 34.8 percent rate achieved for fiscal 1995 was primarily a result of non-deductible goodwill expenditures in 1996, adjustments in 1996 relating to prior years and a one-time tax benefit received in 1995 from the State of Oregon.

NET INCOME. Net income decreased to $1.1 million (2.6 percent of net sales) for 1996 compared to $2.5 million (6.8 percent of net sales) for 1995 as a result of the individual line item changes discussed above. The Company believes that the impact of inflation on net income was not material for fiscal years 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 1997, the Company had working capital of $11.5 million, which included $2.6 million of cash and cash equivalents as compared to $13.4 million in working capital at December 31, 1996, including $7.8 million of cash and cash equivalents. The decrease in cash and cash equivalents is primarily due to the use of $3.6 million in operations and net purchases of $1.7 million of property and equipment, offset by $247,000 provided by the exercise of stock options and related income tax benefits.

Accounts receivable increased $6.0 million to $8.8 million at December 31, 1997 from $2.8 million at December 31, 1996, due primarily to growth of the business and significant sales at the end of the fourth quarter of 1997. Days' sales outstanding were 34 at December 31, 1997, compared to 32 at December 31, 1996.

Inventories decreased $1.6 million to $3.2 million at December 31, 1997 from $4.8 million at December 31, 1996, due primarily to a decrease in finished goods inventory resulting from significant sales at the end of 1997. Inventory turned
9.6 times on an annualized basis in the fourth quarter of 1997 compared to 5.1 times for all of 1996.

Prepaid expenses increased $1.9 million to $2.3 million at December 31, 1997 from $378,000 at December 31, 1996, due primarily to prepaid marketing and sales expenses.

Accounts payable increased $1.0 million to $3.2 million at December 31, 1997 from $2.2 million at December 31, 1996, due primarily to the growth of the Company and the timing of payments at year-end.

In May 1997, the Company announced the lease of a production facility in Clearfield, Utah. The Company leased various production and other equipment for this facility. There were no lease payments associated with the facility in 1997. Annual lease payments on the facility and equipment will total $1.4 million during 1998.

Capital expenditures of $12.1 million during 1997 resulted primarily from a capacity expansion project at one of the Company's production facilities, including building improvements and new processing equipment, and from equipment purchases for the start-up of the Company's newly leased Utah facility.

The Company is in the process of assessing the impact of Year 2000 related issues on its business and is currently assessing potential costs to upgrade its information and operating systems. Management does not expect any Year 2000 modifications to materially impact the Company.

Management believes that the Company's existing working capital, in combination with cash flow from operations, funds available under credit facilities and potential new debt and/or equity offerings to support the Company's aggressive marketing plans should be sufficient to support working capital requirements over the next year.

NEW ACCOUNTING PRONOUNCEMENT
In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company expects to adopt SFAS 130 in the first quarter of 1998 and does not expect comprehensive income to be materially different from currently reported net income.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   ----------------------------------------------------------

No disclosure is required under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------     -------------------------------------------

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 14 of Part IV of this document.

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 1997 is as follows:


IN THOUSANDS, EXCEPT PER SHARE DATA       1ST QUARTER         2ND QUARTER       3RD QUARTER      4TH QUARTER
-----------------------------------       -----------         -----------       -----------      -----------

1997
Net sales                                   $ 10,304            $ 13,465         $ 16,071         $ 16,997
Gross margin                                   5,115               6,842            8,179            9,465
Net income (loss)                               (355)             (1,371)            (645)             978
Basic net income (loss) per share              (0.04)              (0.16)           (0.08)            0.11
Diluted net income (loss) per share            (0.04)              (0.16)           (0.08)            0.10

1996
Net sales                                   $  9,439            $ 11,352         $ 11,431         $  8,305
Gross margin                                   4,798               5,879            5,823            4,121
Net income (loss)                                 58(1)              521              778             (294)
Basic net income (loss) per share               0.01                0.06             0.09            (0.03)
Diluted net income (loss) per share             0.01                0.06             0.09            (0.03)


(1) Operating expenses in the first quarter of 1996 included a $612 one-time charge for acquired in-process research and development related to the Gorilla Foods acquisition.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

Information required by this item is included under the captions ELECTION OF DIRECTORS, EXECUTIVE OFFICERS and SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
-------   ----------------------

Information required by this item is included under the captions EXECUTIVE COMPENSATION, DIRECTOR COMPENSATION, EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS and COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------   --------------------------------------------------------------

Information required by this item is included under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

Information required by this item is included under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------   ---------------------------------------------------------------

(A) FINANCIAL STATEMENTS AND SCHEDULES

                                                                      Page
                                                                      ----

Report of Arthur Andersen LLP                                          F-1

Balance Sheets - December 31, 1997 and 1996                            F-2

Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995                                     F-3

Statements of Shareholders' Equity - December 31,
  1997, 1996 and 1995                                                  F-4

Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995                                     F-5

Notes to Financial Statements                                          F-6

Report of Independent Public Accountants on Financial
  Statement Schedule                                                   F-15

Schedule II     Valuation and Qualifying Accounts                      F-16

(B) REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

(C)   EXHIBITS

Exhibits are listed on the Index to Exhibits following the financial statements included in this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 1998
      --------------
                                       GARDENBURGER, INC.


                                       By: /s/ Lyle G. Hubbard
                                           -------------------------------------
                                           Lyle G. Hubbard
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1998.

Signature                     Title
---------                     -----


/s/ Lyle G. Hubbard
---------------------         Director, President and Chief Executive Officer
Lyle G. Hubbard               (Principal Executive Officer)


/s/ Richard C. Dietz
---------------------         Executive Vice President, Chief Financial
Richard C. Dietz              Officer, Secretary and Treasurer
                              (Principal Financial and Accounting Officer)


RICHARD L. MAZER*
---------------------         Director
Richard L. Mazer

MARY O. MCWILLIAMS*
---------------------         Director
Mary O. McWilliams


MICHAEL L. RAY*
---------------------         Director
Michael L. Ray


E. KAY STEPP*
---------------------         Chairman of the Board
E. Kay Stepp


PAUL F. WENNER*
---------------------         Founder, Chief Creative Officer
Paul F. Wenner                and Director

*/s/ Richard C. Dietz
---------------------
  Richard C. Dietz
  (Attorney-in-Fact)

                    Report of Independent Public Accountants



To the Board of Directors and Shareholders of Gardenburger, Inc.:

We have audited the accompanying balance sheets of Gardenburger, Inc. (an Oregon corporation) as of December 31, 1997 and 1996 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gardenburger, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                             /s/ ARTHUR ANDERSEN LLP


Portland, Oregon,
February 5, 1998

                               GARDENBURGER, INC.
                                 BALANCE SHEETS
                      (In thousands, except share amounts)



                                                                   December 31,            December 31,
                                                                      1997                    1996
                                                                ------------------      ------------------

Assets
Current Assets:
    Cash and cash equivalents (Note 1)                              $ 2,602                 $ 7,755
    Accounts receivable, net of allowances of
       $275 and $177 (Note 1)                                         8,848                   2,800
    Inventories, net (Notes 1 and 2)                                  3,203                   4,790
    Prepaid expenses                                                  2,321                     378
    Income taxes receivable                                             475                     653
    Deferred income tax benefit (Note 6)                                713                     470
                                                                    -------                 -------
        Total Current Assets                                         18,162                  16,846

Property, Plant and Equipment, net of accumulated
       depreciation of $2,005 and $1,220 (Notes 1 and 3)              7,822                   6,814
Other Assets, net of accumulated amortization of
       $250 and $122 (Note 1)                                         1,261                   1,274
                                                                    -------                 -------
        Total Assets                                                $27,245                 $24,934
                                                                    =======                 =======


Liabilities and Shareholders' Equity
Current Liabilities:
    Accounts payable                                                $ 3,165                 $ 2,173
    Payroll and related liabilities payable                             948                     458
    Accrued employee bonuses                                            668                     221
    Accrued relocation                                                  161                     178
    Accrued brokers' commissions                                        469                     199
    Accrued slotting fees                                               679                      10
    Other current liabilities                                           568                     214
                                                                    -------                 -------
        Total Current Liabilities                                     6,658                   3,453

Deferred Income Tax Liability (Note 6)                                  438                     502
Other Long-Term Liabilities                                             310                       -

Shareholders' Equity:
    Preferred Stock, no par value, 5,000,000 shares
      authorized; none issued (Note 9)                                    -                       -
   Series A Junior Participating Preferred Stock,
      no par value, 250,000 shares authorized;
      none issued (Note 9)                                                -                       -
    Common Stock, no par value, 25,000,000 shares
      authorized; shares issued and outstanding:
      8,608,254 and 8,566,456                                         8,651                   8,468
    Additional paid-in capital                                        4,203                   4,139
    Retained earnings                                                 6,985                   8,372
                                                                    -------                 -------
       Total Shareholders' Equity                                    19,839                  20,979
                                                                    -------                 -------
       Total Liabilities and Shareholders' Equity                   $27,245                 $24,934
                                                                    =======                 =======


      The accompanying notes are an integral part of these balance sheets.

                               GARDENBURGER, INC.
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                     For the Year Ended December 31,
                                                                1997               1996               1995
                                                           ---------------    ---------------    ---------------

Net sales                                                      $56,837            $40,527            $36,818
Cost of goods sold                                              27,236             19,906             18,098
                                                               -------            -------            -------
Gross margin                                                    29,601             20,621             18,720

Operating expenses:
    Sales and marketing                                         26,191             13,583             11,151
    General and administrative                                   5,471              4,963              3,871
    Acquired in-process research & development                       -                612                  -
                                                               -------            -------            -------
                                                                31,662             19,158             15,022

                                                               -------            -------            -------
Operating income (loss)                                         (2,061)             1,463              3,698

Other income (expense):
    Interest income                                                145                365                284
    Other, net                                                    (136)               (38)              (131)
                                                               -------            -------            -------
                                                                     9                327                153

                                                               -------            -------            -------
Income (loss) before provision for
  (benefit from) income taxes                                   (2,052)             1,790              3,851
Provision for (benefit from) income taxes                         (659)               727              1,341
                                                               =======            =======            =======
Net income (loss)                                              $(1,393)           $ 1,063            $ 2,510
                                                               =======            =======            =======

Net income (loss) per share - basic                            $ (0.16)           $  0.13            $  0.33
                                                               =======            =======            =======

Net income (loss) per share - diluted                          $ (0.16)           $  0.12            $  0.29
                                                               =======            =======            =======


        The accompanying notes are an integral part of these statements.

                               GARDENBURGER, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 1997, 1996 and 1995
                      (In thousands, except share amounts)



                                                        Common Stock                 Additional                             Total
                                               --------------------------------       Paid-In          Retained        Shareholders'
                                                  Shares            Amount            Capital          Earnings           Equity
                                               --------------    --------------    --------------    --------------    -------------

Balance at December 31, 1994                       7,642,122        $ 7,312           $ 1,927           $ 4,789           $14,028

Exercise of Common Stock Options                      59,334            291                 -                 -               291
Income tax benefit of non-qualified stock
  option exercises and disqualifying
  dispositions                                             -              -               126                 -               126
Net income                                                 -              -                 -             2,510             2,510
                                                   ----------       -------           -------           -------           -------
Balance at December 31, 1995                       7,701,456          7,603             2,053             7,299            16,955

Exercise of Common Stock Options                     625,000            625                 -                 -               625
Income tax benefit of non-qualified stock
  option exercises and disqualifying
  dispositions                                             -              -             1,336                 -             1,336
Issuance of shares for acquisition
  of Gorilla Foods, Inc.                             240,000            240               750                 -               990
Foreign currency translation                               -              -                 -                10                10
Net income                                                 -              -                 -             1,063             1,063
                                                   ---------        -------           -------           -------           -------
Balance at December 31, 1996                       8,566,456          8,468           $ 4,139             8,372            20,979

Exercise of Common Stock Options                      41,798            183                 -                 -               183
Income tax benefit of non-qualified stock
  option exercises and disqualifying
  dispositions                                             -              -                64                 -                64
Foreign currency translation                               -              -                 -                 6                 6
Net loss                                                   -              -                 -            (1,393)           (1,393)
                                                   =========        =======          ========           =======           =======
Balance at December 31, 1997                       8,608,254        $ 8,651          $  4,203           $ 6,985           $19,839
                                                   =========        =======          ========           =======           =======



        The accompanying notes are an integral part of these statements.

                               GARDENBURGER, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                       For the Year Ended December 31,
                                                                                  1997               1996               1995
                                                                            ---------------    ----------------   ----------------

Cash flows from operating activities:
   Net income (loss)                                                           $ (1,393)           $  1,063           $  2,510
   Effect of exchange rate on operating accounts                                      6                  10                  -
   Adjustments to reconcile net income (loss) to net cash flows provided by
      (used in) operating activities:
         Depreciation and amortization                                              977                 594                334
         Acquired in-process research and development, net of tax                     -                 386                  -
         Loss on sale of fixed assets                                               145                  52                 52
         Deferred income taxes                                                     (307)                (57)              (154)
         (Increase) decrease in:
            Investments                                                               -                   -                507
            Accounts receivable, net                                             (6,048)                141               (519)
            Inventories, net                                                      1,587              (3,228)             1,398
            Prepaid expenses                                                     (1,943)               (181)               (60)
            Income taxes receivable, net                                            178                (922)             2,559
         Increase (decrease) in:
            Accounts payable                                                        992               1,134                409
            Payroll and related liabilities                                         490                  50                178
            Other accrued liabilities                                             1,723                 413                239
                                                                               --------            --------           --------
               Net cash provided by (used in) operating activities               (3,593)               (545)             7,453

Cash flows from investing activities:
   Payments for purchase of property and equipment                              (12,141)             (2,428)            (2,219)
   Proceeds from sale of equipment                                               10,477                  26                  1
   Cash paid for Gorilla Foods and Whole Food Marketing                               -                (419)                 -
   Other assets, net                                                               (143)                (87)              (137)
                                                                               --------            --------           --------
               Net cash used in investing activities                             (1,807)             (2,908)            (2,355)

Cash flows from financing activities:
   Proceeds from exercise of common stock options and warrants                      183                 625                291
   Income tax benefit of non-qualified stock option
      exercises and disqualifying dispositions                                       64               1,336                126
                                                                               --------            --------           --------
               Net cash provided by financing activities                            247               1,961                417

Increase (decrease) in cash and cash equivalents                                 (5,153)             (1,492)             5,515

Cash and cash equivalents:
   Beginning of period                                                            7,755               9,247              3,732
                                                                               --------            --------           --------
   End of period                                                               $  2,602            $  7,755           $  9,247
                                                                               ========            ========           ========


        The accompanying notes are an integral part of these statements.

                               GARDENBURGER, INC.

                          NOTES TO FINANCIAL STATEMENTS
       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------

ORGANIZATION AND NATURE OF OPERATIONS
Gardenburger, Inc. was incorporated in Oregon in 1985 to provide a line of food products in response to the public's awareness of the importance of diet to overall health and fitness. Toward this end, the Company developed and now produces and distributes products that include a variety of frozen, meatless items that are generally low in cholesterol and fat. The Company's products are principally sold to retail and institutional customers throughout the United States.

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

GOODWILL
Goodwill is being amortized using the straight-line method over ten years.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost. Depreciation and amortization are provided using straight-line and accelerated methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the lease term or the estimated useful life of the asset, whichever is shorter.
Estimated useful lives are as follows:

BUILDINGS AND IMPROVEMENTS 3-40 YEARS       MACHINERY AND EQUIPMENT  7-30 YEARS
OFFICE FURNITURE AND EQUIPMENT  3-10 YEARS  VEHICLES  5 YEARS

CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
The Company invests its excess cash with high credit quality financial institutions, which bear minimal risk, and, by policy, limits the amount of credit exposure to any one financial institution.

For the year ended December 31, 1997, two customers accounted for approximately 19 percent and 10 percent of revenue and 7 percent and 7 percent of the accounts receivable balance at December 31, 1997, respectively.

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

REVENUE RECOGNITION
Revenue from the sale of products is generally recognized at time of shipment to the customer. Promotional and other discounts are accrued at time of shipment based on historical experience.

ADVERTISING COSTS
Advertising costs, which are included in sales and marketing expense, are expensed when the advertising first takes place. Advertising expense was approximately $3,844, $1,539 and $871 in 1997, 1996 and 1995, respectively.

SLOTTING FEES
Slotting fees associated with new products or new territories are deferred and amortized over the twelve-month period following the initial introductions.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred. Research and development expense was approximately $565 in 1997 and $1,000 in 1996, which includes a one-time charge of $612 for in-process research and development in conjunction with the acquisition of Gorilla Foods (see Note 7). The amount spent on such activities during 1995 was immaterial.

NET INCOME (LOSS) PER SHARE
Beginning December 31, 1997, basic earnings per share (EPS) and diluted EPS are required to be computed using the methods prescribed by Statement of Financial Accounting Standard No. 128, EARNINGS PER SHARE (SFAS 128). Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. Prior period amounts have been restated to conform with the presentation requirements of SFAS
128. Following is a reconciliation of basic EPS and diluted EPS:



Year Ended December 31,          1997                             1996                              1995
-----------------------         -----------------------------    -----------------------------     ----------------------------
                                                    Per Share                        Per Share                        Per Share
BASIC EPS                        Income     Shares    Amount       Income     Shares   Amount       Income   Shares    Amount
                                -----------------------------    -----------------------------     ----------------------------

Income (loss) available to
  Common Shareholders           $(1,393)    8,584    $ (0.16)     $ 1,063     8,456    $ 0.13       $ 2,510    7,670   $ 0.33
                                                     =======                           ======                          ======
Effect of Dilutive Securities
Stock Options                         -         -                   -           610                       -      969
                                -------    ------                 -------    ------                 -------    -----
DILUTED EPS
Income (loss) available to
Common Shareholders             $(1,393)    8,584    $ (0.16)     $ 1,063     9,066    $ 0.12       $ 2,510    8,639    $ 0.29
                                                     =======                           ======                           ======


At December 31, 1997, 1996 and 1995, the Company had options covering 2,447,959 and 394 shares, respectively, of the Company's Common Stock outstanding that were not considered in the respective diluted EPS calculations since they would have been antidilutive.

RECLASSIFICATIONS
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

2.  INVENTORIES
---------------

Detail of inventories at December 31, 1997 and 1996 is as follows:

December 31,                                     1997                1996
----------------------------------------   ---------------     -----------------
Raw materials                                  $ 1,148             $   670
Packaging and supplies                             193                 243
Finished goods                                   1,862               3,877
                                               =======             =======
                                               $ 3,203             $ 4,790
                                               =======             =======

3.  PROPERTY, PLANT AND EQUIPMENT
---------------------------------


December 31,                                     1997                1996
----------------------------------------   ---------------     -----------------
Land                                           $   787             $   787
Building and improvements                        3,374               1,968
Machinery and equipment                          3,897               3,825
Vehicles                                            52                  49
Office furniture and equipment                   1,717               1,405
                                               -------             -------
                                                 9,827               8,034
Less accumulated depreciation                   (2,005)             (1,220)
                                               =======             =======
                                               $ 7,822             $ 6,814
                                               =======             =======

4.   LINE OF CREDIT
-------------------

On June 26, 1997, the Company signed a $10.0 million unsecured line of credit agreement with a commercial bank. Interest is at the bank's reference rate or, at the Company's option, at LIBOR plus 1.0 percent or at the Offshore Rate plus
1.0 percent. The line of credit decreases to $5.0 million on April 16, 1998 and expires July 1, 1998. The line of credit agreement contains certain financial and other covenants. At December 31, 1997, there were no amounts outstanding under this line of credit and the Company was in compliance with its covenants. At December 31, 1997, the bank's reference rate was 8.5 percent.


5.   LEASE COMMITMENTS
----------------------

Future minimum lease payments at December 31, 1997 were as follows:

Year Ended December 31,
-----------------------
1998                                    $ 1,691
1999                                      1,763
2000                                      1,763
2001                                      1,793
2002                                      1,793
Thereafter                                3,211
                                        -------
   Total                                $12,014
                                        =======

Rental expense for the years ended December 31, 1997, 1996 and 1995 was $601, $257 and $180, respectively.


6.   INCOME TAXES
-----------------

The Company accounts for income taxes under Statement of Financial Accounting Standards 109, ACCOUNTING FOR INCOME TAXES. The Company realizes tax benefits as a result of the exercise of nonqualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions). For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to additional paid-in capital. Tax benefits of $64, $1,336 and $126 were credited to additional paid-in capital in 1997, 1996 and 1995, respectively.

The provision for (benefit from) income taxes is as follows:

December 31,                      1997          1996            1995
----------------------------   ----------    ----------      ----------
CURRENT:
   Federal                      $ (352)        $  616          $1,309
   State                             -            168             186
                                ------         ------          ------
                                  (352)           784           1,495
DEFERRED                          (307)           (57)           (154)
                                ======         ======          ======
                                $ (659)        $  727          $1,341
                                ======         ======          ======

Total deferred income tax assets were $972 and $507 and liabilities were $697 and $539 at December 31, 1997 and 1996, respectively. Individually significant temporary differences are as follows:

December 31,                                 1997                  1996
-----------------------------------      ---------------      --------------
Accounts receivable reserves                $ 115                 $  74
Inventory                                     174                   238
Book/tax depreciation differences            (515)                 (517)

The Company's deferred tax assets are realizable as a result of past and future income.

At December 31, 1997, the Company had available federal and state income tax carryforwards of $111 and $109, respectively. The federal income tax carryforwards do not expire and the state income tax carryforwards expire through the year 2012.

The reconciliation between the effective tax rate and the statutory federal income tax rate is as follows:

December 31,                                        1997       1996       1995
-----------------------------------------------    -------    ------     ------
Statutory federal income tax rate                  (34.0)%     34.0%      34.0%
State taxes, net of federal income tax benefit      (3.5)       5.9        3.4
Tax exempt interest and dividends                   (1.7)      (4.0)      (2.3)
Trademark and goodwill amortization                  1.5        2.0         --
Meals and entertainment                              1.8         --         --
Revision of prior year estimates                     1.6        2.0         --
Other                                                2.2        0.7       (0.3)
                                                   -------    ------     ------
Effective tax rate                                 (32.1)%     40.6%      34.8%
                                                   =======    ======     ======


7.   ACQUISITIONS
-----------------

In January 1996 the Company completed the acquisition of Ojai, California-based Gorilla Foods, Inc., a privately held developer and manufacturer of wheat protein-based, meatless food products, including the GardenDog. The Company issued 240 shares of the Company's Common Stock in exchange for all outstanding common shares of Gorilla Foods, and paid $69 in cash. In addition, the Company agreed to issue up to an additional 200 shares of the Company's Common Stock in 50 share increments if the Company's sales of wheat protein-based products reach certain levels over the next five years. The Company incurred a one-time charge of $612 in the first quarter of 1996 as a result of the acquisition of in-process research and development associated with this acquisition, with the remainder of the purchase price primarily allocated to goodwill.

In a separate transaction in January 1996, the Company completed the acquisition of the assets of Whole Food Marketing, Inc., a Southern California based food broker of the Company's and Gorilla Foods' products. The Company paid $350 for the assets of Whole Food Marketing, Inc., all of which was allocated to goodwill. This acquisition was accounted for under the purchase method.

Pro forma financial information has not been provided for these acquisitions, as the pro forma results are not materially different from actual results.


8.   RELATED PARTY TRANSACTIONS
-------------------------------

The Company leases its S.E. 8th Avenue plant facility from the Company's Chief Creative Officer and one other shareholder. This lease agreement provides for a $2.2 monthly rent payment. The lease provides for cancellation, without penalty, by either party with a 30-day notice.


9.   SHAREHOLDERS' EQUITY
-------------------------

PREFERRED STOCK
The Company has authorized 5,000 shares of preferred stock. Such stock may be issued by the Board of Directors in one or more series, with the preferences, limitations and rights of each series to be determined by the Board of Directors.

PREFERRED SHARE PURCHASE RIGHTS
In April 1996, the Company declared a dividend distribution of one preferred share purchase right on each outstanding share of the Company's Common Stock. Each right will entitle shareholders to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $47 per share. The rights will be exercisable if a person or group acquires 15 percent or more of the Company's Common Stock or announces a tender offer for 15 percent or more of the Common Stock. The Company's Board of Directors is entitled to redeem the rights at $.01 per right at any time before a person has acquired 15 percent or more of the outstanding Common Stock.

STOCK OPTIONS AND WARRANTS
On March 10, 1992, the Company granted a non-statutory stock option to its then Chief Executive Officer exercisable for 1,650 shares of the Company's Common Stock. Such option is exercisable for a period of ten years from the date of grant at an exercise price of $1.00 per share, the fair market value of the Company's Common Stock on the date of grant. During 1996, an option covering 625 of the shares was exercised. At December 31, 1997, an option to purchase 1,025 shares of Common Stock was outstanding, all of which were exercisable. At December 31, 1997, 1,025 shares of the Company's Common Stock were reserved for issuance under this option grant.

In addition, the Company has a 1992 First Amended and Restated Combination Stock Option Plan (the "Plan") which provides for the issuance of incentive stock options ("ISOs") to employees and officers of the Company and non-statutory stock options ("NSOs") to employees, officers, directors and consultants of the Company. Under the Plan, the exercise price of an ISO cannot be less than the fair market value on the date of grant and the exercise price of an NSO cannot be less than 85 percent of fair market value on the date of grant. Options granted under the Plan generally vest three to five years from the date of grant and generally expire ten years from the date of grant. At December 31, 1997, the Company had 2,091 shares of Common Stock reserved for issuance under the Plan.

Activity under the Plan is summarized as follows:


                                        Shares Available        Shares Subject to          Weighted Average
                                          for Grant                 Options                Exercise Price
                                     --------------------     ---------------------     ----------------------

Balances December 31, 1994                     460                       240                  $  7.88
Additional shares reserved                   1,500                        --                       --
Options granted                               (326)                      326                    11.77
Options canceled                                13                       (13)                   10.19
Options exercised                               --                       (58)                    4.95
                                     --------------------     ---------------------     ----------------------
Balances, December 31, 1995                  1,647                       495                    10.73
Options granted                               (902)                      902                     7.88
Options canceled                                21                       (21)                   12.11
Options exercised                               --                        (9)                    3.08
                                     --------------------     ---------------------     ----------------------
Balances, December 31, 1996                    766                     1,367                     8.87
Options granted                               (173)                      173                     7.16
Options canceled                                76                       (76)                    8.91
Options exercised                               --                       (42)                    4.37
                                     ====================     =====================     ======================
Balances, December 31, 1997                    669                     1,422                  $  8.36
                                     ====================     =====================     ======================


STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123
During 1995, the Financial Accounting Standards Board issued SFAS 123 which defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB 25. Entities electing to continue to use the accounting treatment in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted.

The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1997, 1996 and 1995 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:

For the Year Ended
December 31,                   1997                1996              1995
                          --------------      -------------    ---------------

Risk-free interest rate          6.25%               6.0%               6.0%
Expected dividend yield             0%                 0%                 0%
Expected lives               6.5 years            8 years            8 years
Expected volatility             58.11%             60.94%             64.51%

Using the Black-Scholes methodology, the total value of options granted during 1997, 1996 and 1995 was $760, $4,762 and $2,721, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically four years). The weighted average per share fair value of options granted during 1997, 1996 and 1995 was $4.45, $5.55 and $8.47, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:


For the Year Ended
December 31,                         1997                           1996                            1995
                          -------------------------    ---------------------------      ---------------------------
                          As Reported     Pro Forma     As Reported       Pro Forma     As Reported       Pro Forma
                          -----------     ---------     -----------       ---------     ------------    -----------

Net income (loss)           $(1,393)       $(3,102)         $1,063         $(299)          $2,510          $1,046
Basic net income (loss)
per share                    $(0.16)        $(0.36)          $0.13        $(0.04)           $0.33           $0.14
Diluted net income
(loss) per share             $(0.16)        $(0.36)          $0.12        $(0.04)           $0.29           $0.12



The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

The following table summarizes information about stock options outstanding at December 31, 1997:


                             Options Outstanding                                         Options Exercisable
------------------------------------------------------------------------------    -----------------------------------
                                               Weighted
                                               Average            Weighted           Number of           Weighted
Range of Exercise          Number             Remaining            Average            Shares             Average
      Prices           Outstanding at        Contractual          Exercise        Exercisable at      Exercise Price
                          12/31/97           Life - Years           Price            12/31/97
-------------------    ----------------     ---------------     --------------    ----------------    ---------------

     $        1.00            1,025                4.0             $   1.00              1,025          $   1.00
         3.08-5.00               14                4.0                 3.30                 14              3.30
         6.51-9.00            1,026                8.3                 7.77                405              7.58
        9.56-11.75              351                5.7                11.57                308             11.56
       11.76-13.25               31                7.4                12.85                 31             12.85
     =============           ======              =====             ========            =======          ========
     $  1.00-13.25            2,447                6.1             $   5.52              1,783          $   4.54
     =============           ======              =====             ========            =======          ========


At December 31, 1996 and 1995, 1,575 and 2,010 options, respectively, were exercisable at weighted average exercise prices of $4.05 per share and $2.66 per share, respectively.

10.  401(K) PLAN
----------------

The Company has a 401(k) Salary Deferral Plan, which covers all employees who have reached the age of 18. The covered employees may elect to have an amount deducted from their wages for investment in a retirement plan. The Company matches 100 percent of employee contributions up to two percent of compensation. The Company's contribution to this plan was approximately $106 in 1997, $74 in 1996 and $51 in 1995.


11.  SUPPLEMENTAL CASH FLOW INFORMATION
---------------------------------------

Supplemental disclosure of cash flow information is as follows:


                                                                   1997              1996              1995
---------------------------------------------------------      -------------      ------------     -------------

Cash paid during the period for interest                         $   --             $   --             $   1
Cash paid during the period for income taxes                         13              1,062                96
Issuance of Common  Stock in exchange  for the assets of
   Gorilla Foods, Inc.                                               --                990                --


                    Report of Independent Public Accountants
                         on Financial Statement Schedule

We have audited in accordance with generally accepted auditing standards, the financial statements included in Gardenburger, Inc.'s Form 10-K, and have issued our report thereon dated February 5, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on page F-16 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                             /s/ ARTHUR ANDERSEN LLP

Portland, Oregon
February 5, 1998

                                                                 SCHEDULE II

                               GARDENBURGER, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (In thousands)



          Column A                           Column B                   Column C                   Column D             Column E
--------------------------------------    --------------  ----------------------------------     -------------       ---------------
                                             Balance         Charged          Charged to                                Balance
                                          at Beginning     to Costs and     Other Accounts -      Deductions -           at End
Description                                 of Period        Expenses           Describe           Describe(a)          of Period
--------------------------------------    --------------  ---------------   ----------------     -------------       ---------------


Year Ended December 31, 1995:

Reserves deducted from asset accounts:

Allowance for uncollectible accounts          $  50            $  72              $   -              $   2                $ 120

Year Ended December 31, 1996:

Reserves deducted from asset accounts:

Allowance for uncollectible accounts          $ 120            $  70              $   -              $  13                $ 177

Year Ended December 31, 1997:

Reserves deducted from asset accounts:

Allowance for uncollectible accounts          $ 177            $ 128              $   -              $  30                $ 275


(a) Charges to the account included in this column are for the purposes for which the reserve was created.


Exhibit Index

Exhibit No.    Description
-----------    -----------

3.1            Restated Articles of Incorporation as amended October 17, 1997(8)

3.2            1995 Restated Bylaws(6)

4 Instruments defining the rights of security holders. See Article II, Sections 3, 4 and 5 of Restated Articles of Incorporation and
               Article I of 1995 Restated Bylaws(6)(8)

10.1 Business Loan Agreement with Bank of America re: Line-of-Credit, dated June 26, 1997(9)

10.2           Plant Lease-1416 S.E. 8th, Portland, Oregon(1)

10.3           First Amendment to Plant Lease-1416 S.E. 8th, Portland, Oregon

10.4           Office Lease-975 S.E. Sandy Blvd., Portland, Oregon(4)

10.5           Consent to Assignment and Option to purchase 1005 S.E.
               Washington, Portland, Oregon(1)

10.6           Morrison Plaza Office Lease dated October 29, 1996(10)

10.7           First Amendment to Morrison Plaza Office Lease, dated December 9,
               1997

10.8 Facility Lease by and between Freeport Center Associates, a Utah general partnership and Wholesome & Hearty Foods, Inc., an Oregon corporation, dated May 28, 1997(9)

10.9 Addendum dated August 1, 1997 to Facility Lease by and between Freeport Center Associates and Wholesome & Hearty Foods, Inc.

10.10 Purchase and Sale Agreement and Receipt For Earnest Money Between the Iseli Family Partnership, an Oregon Partnership (Seller) and the Company (Buyer), as amended, dated May 8, 1995(5)

10.11          1992 First Amended and Restated Combination Stock Option
               Plan(4)(11)

10.12          Lyle Hubbard Employment Agreement dated April 14, 1996(10)(11)

10.13          Paul F. Wenner Employment Agreement and Amendment thereto(1)(11)

10.14          Paul F. Wenner Stock Option Agreement(2)(11)

10.15          Form of Severance Agreement for Executive Officers(10)(11)

10.16 Form of Indemnification Agreement between the Company and its Officers and Directors(3)(11)

10.17 Plan and Agreement of Reorganization by Exchange by the Company of its Voting Stock for Substantially All The Properties of Gorilla Foods, Inc., dated January 31, 1996(5)

Exhibit No.
-----------
10.18          1998 Executive Annual Incentive Plan(11)

10.19 Consulting Agreement between the Company and E. Kay Stepp, dated November 1, 1996(10)(11)

10.20          Amendment No. 1 to Consulting Agreement between the Company and
               E. Kay Stepp, dated January 1, 1998(11)

10.21 Rights Agreement between the Company and First Chicago Trust Company of New York, dated April 25, 1996(7)

10.22 Lease Agreement between BA Leasing & Capital Corporation and Gardenburger, Inc., dated as of December 17, 1997

10.23 Form of Option Agreement for Option grants to executive officers after May 24, 1995(11)

10.24 Purchase and Sale Agreement with effective date of March 18, 1998, between the Company and Opus Northwest, L.L.C. for the sale of real property at N.E. 166th and Airport Way in Portland, Oregon

23             Consent of Arthur Andersen LLP

24             Powers of Attorney

27.1           Financial Data Schedule

27.2           Restated Financial Data Schedule

(1) Incorporated by reference to the Company's Form S-1 Registration Statement (Commission File No. 33-46623) as filed with the Securities and Exchange Commission on May 6, 1992.
(2) Incorporated by reference to the Company's fiscal year ended December 26, 1992 Form 10-K Annual Report as filed with the Securities and Exchange Commission on March 23, 1993.
(3) Incorporated by reference to the Company's fiscal year ended December 25, 1993 Form 10-K Annual Report as filed with the Securities and Exchange Commission on March 23, 1994.
(4) Incorporated by reference to the Company's fiscal year ended December 31, 1994 Form 10-K Annual Report as filed with the Securities and Exchange Commission on March 30, 1995.
(5) Incorporated by reference to the Company's fiscal year ended December 31, 1995 Form 10-K Annual Report as filed with the Securities and Exchange Commission on March 29, 1996.
(6) Incorporated by reference to the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 1996, as filed with the Securities and Exchange Commission on November 4, 1996.
(7) Incorporated by reference to the Company's Form 8-K Current Report, as filed with the Securities and Exchange Commission on May 8, 1996.
(8) Incorporated by reference to the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 1997, as filed with the Securities and Exchange Commission on November 4, 1997.
(9) Incorporated by reference to the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 1997, as filed with the Securities and Exchange Commission on August 14, 1997.
(10) Incorporated by reference to the Company's fiscal year ended December 31, 1996 Form 10-K Annual Report as filed with the Securities and Exchange Commission on March 25, 1997.
(11) Management contract or compensatory plan or arrangement.