Form 10-Q
period 1998-03-31
GARDENBURGER INC
filed 1998-05-15
CIK 859735

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    -----------------------------------------
                                    FORM 10-Q
                    -----------------------------------------
(Mark One)

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the transition period from _______ to ________

                         Commission file number 0-20330
                         ------------------------------

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

Yes      X                 No
        ---                   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common stock without par value                             8,640,920
            (Class)                                 (Outstanding at May 8, 1998)

================================================================================

                               GARDENBURGER, INC.
                                    FORM 10-Q
                                      INDEX



PART I - FINANCIAL INFORMATION                                            Page
------------------------------                                            ----

Item 1.   Financial Statements

          Balance Sheets - March 31, 1998 and December 31, 1997             2

          Statements of Operations - Quarters Ended March 31, 1998
          and 1997                                                          3

          Statements of Cash Flows - Quarters Ended March 31, 1998
          and 1997                                                          4

          Notes to Financial Statements                                     5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        8

PART II - OTHER INFORMATION
---------------------------

Item 2.   Changes in Securities and Use of Proceeds                         9

Item 6.   Exhibits and Reports on Form 8-K                                 11

Signatures                                                                 12

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
------   --------------------


                               GARDENBURGER, INC.
                                 BALANCE SHEETS
                      (In thousands, except share amounts)


                                                      March 31,   December 31,
                                                        1998         1997
                                                      ---------   ------------

ASSETS
Current Assets:
    Cash and cash equivalents                         $  9,310    $  2,602
    Accounts receivable, net of
       allowances of $324 and $275                       7,873       8,848
    Inventories, net                                     6,659       3,203
    Prepaid expenses                                     3,017       2,321
    Income taxes receivable                                499         475
    Deferred income tax benefit                            713         713
                                                       --------    --------
        Total Current Assets                            28,071      18,162

Property, Plant and Equipment, net of
       accumulated depreciation of $2,269
       and $2,005                                        9,453       7,822
Other Assets, net of accumulated amortization
       of $282 and $250                                  2,266       1,261
Deferred Tax Asset                                       2,400           -
                                                       --------    --------
        Total Assets                                  $ 42,190    $ 27,245
                                                       ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term note payable                           $  2,000    $      -
    Accounts payable                                     4,437       3,165
    Payroll and related liabilities payable                730         948
    Accrued employee bonuses                               255         668
    Accrued brokers' commissions                           483         469
    Accrued slotting fees                                1,211         679
    Other current liabilities                            1,772         729
                                                       --------    --------
        Total Current Liabilities                       10,888       6,658

Convertible Notes Payable                               15,000           -
Deferred Income Tax Liability                              438         438
Other Long-Term Liabilities                                252         310

Shareholders' Equity:
    Preferred Stock, no par value, 5,000,000 shares
      authorized; none issued                                -           -
   Series A Junior Participating Preferred Stock,
      no par value, 250,000 shares authorized;
      none issued                                            -           -
    Common Stock, no par value, 25,000,000 shares
      authorized; shares issued and outstanding:
      8,626,988 and 8,608,254                            8,725       8,651
    Additional paid-in capital                           4,219       4,203
    Retained earnings                                    2,668       6,985
                                                       --------    --------
       Total Shareholders' Equity                       15,612      19,839
                                                       --------    --------
       Total Liabilities and Shareholders' Equity     $ 42,190    $ 27,245
                                                       ========    ========

      The accompanying notes are an integral part of these balance sheets.

                               GARDENBURGER, INC.
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)




                                            Three months ended March 31,
                                                  1998         1997
                                                --------    ---------

Net sales                                       $  13,040   $  10,304
Cost of goods sold                                  6,887       5,188
                                                 ---------    --------
Gross margin                                        6,153       5,116

Operating expenses:
    Sales and marketing                            11,421       4,663
    General and administrative                      1,440       1,114
                                                 ---------    --------
                                                   12,861       5,777
                                                 ---------    --------
Operating loss                                     (6,708)       (661)

Other income (expense):
    Interest income                                     -          67
    Interest expense                                  (30)          -
    Other, net                                          -          (4)
                                                 ---------    --------
                                                      (30)         63
                                                 ---------    --------
Loss before benefit from income taxes              (6,738)       (598)
Benefit from income taxes                           2,420         243
                                                 ---------    --------
Net loss                                        $  (4,318)  $    (355)
                                                 =========    ========

Basic and diluted net loss per share            $   (0.50)  $   (0.04)
                                                 =========    ========

        The accompanying notes are an integral part of these statements.

                               GARDENBURGER, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                    Three Months Ended March 31,
                                                        1998            1997
                                                    ------------    ------------
Cash  flows from operating activities:
   Net loss                                            $ (4,318)       $   (355)
   Effect of exchange rate on operating accounts              1              (3)
   Deferred income taxes                                 (2,400)              -
   Adjustments to reconcile net loss to net cash
    flows used in operating activities:
         Depreciation and amortization                      299             247
         Other non-cash (income) expense                    (58)              5
         Loss on sale of fixed assets                         1               4
         (Increase) decrease in:
            Accounts receivable, net                        975          (1,144)
            Inventories, net                             (3,456)           (637)
            Prepaid expenses                               (696)           (449)
            Income taxes receivable                         (24)           (170)
         Increase (decrease) in:
            Accounts payable                              1,272            (195)
            Payroll and related liabilities
               payable                                     (218)            (23)
            Accrued liabilities and other                 1,176             163
                                                        --------        --------
               Net cash used in operating
                  activities                             (7,446)         (2,557)

Cash flows from investing activities:
   Payments for purchase of property and equipment       (1,903)         (1,156)
   Proceeds from sale of property and equipment               4               -
   Other assets, net                                        (51)            (23)
                                                        --------        --------
               Net cash used in investing activities     (1,950)         (1,179)

Cash flows from financing activities:
   Proceeds from line of credit                           2,000               -
   Proceeds from issuance of convertible
     long-term debt                                      15,000               -
   Financing fees related to issuance of convertible
     long-term debt                                        (986)
   Proceeds from exercise of common stock options            74               -
   Income tax benefit of non-qualified stock option
       exercises and disqualifying dispositions              16               -
                                                        --------        --------
               Net cash provided by financing
                 activities                              16,104               -
                                                        --------        --------

Increase (decrease) in cash and cash equivalents          6,708          (3,736)

Cash and cash equivalents:
   Beginning of period                                    2,602           7,755
                                                        --------        --------
   End of period                                       $  9,310        $  4,019
                                                        ========        ========

        The accompanying notes are an integral part of these statements.

                               GARDENBURGER, INC.
                          NOTES TO FINANCIAL STATEMENTS
       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE INDICATED)
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION
------------------------------
The financial information included herein for the quarterly periods ended March 31, 1998 and 1997 and the financial information as of March 31, 1998 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1997 is derived from Gardenburger, Inc.'s (the Company's) 1997 Annual Report on Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  INVENTORIES
--------------------
Inventories are valued at standard cost, which approximates the lower of cost (using the first-in, first-out (FIFO) method), or market, and include materials, labor and manufacturing overhead.

                                 March 31, 1998           December 31, 1997
                               --------------------      --------------------
Raw materials                         $ 1,395                  $ 1,148
Work in process                            45                        -
Supplies                                  348                      193
Finished goods                          4,871                    1,862
                                      -------                  -------
                                      $ 6,659                  $ 3,203
                                      =======                  =======

NOTE 3.  ISSUANCE OF CONVERTIBLE NOTES
--------------------------------------
During March 1998, the Company completed a private placement of $15 million of 7 percent Convertible Senior Subordinated Notes (the "Notes") with Dresdner Kleinwort Benson Private Equity Partners LP ("Dresdner"). The Notes are convertible into shares of the Company's Common Stock at the option of Dresdner until maturity in 2003, at which time they will be due in full if not previously converted. The Company may also elect to redeem the Notes, if not previously converted, at any time after two years from the date of issuance. The initial conversion price is $12.90 based on a conversion premium of 120 percent of the market price of the Company's Common Stock at the time the transaction was negotiated. Under certain circumstances, the conversion price may be adjusted to 120 percent of the alternative market price (as defined) of the Company's Common Stock on July 1, 1998, but will not be less than $11.40 or more than $12.90.

NOTE 4. SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH ACTIVITY
----------------------------------------------------------------
Supplemental disclosure of cash flow information is as follows:

                                               Quarterly periods ended March 31,
                                                   1998             1997
                                               -------------     ----------
Cash paid during the period for income taxes       $ 4              $ 4
Cash paid during the period for interest            56                -

NOTE 5.  EARNINGS PER SHARE
---------------------------
Beginning December 31, 1997, basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standard No. 128, EARNINGS PER SHARE (SFAS 128). Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. Since the prior period amount was a loss, there is no restatement required in order to conform with the presentation requirements of SFAS 128. In addition, basic EPS and diluted EPS are the same for both periods presented since the Company was in a loss position in both periods.

Potentially dilutive securities that are not included in the diluted EPS calculation because they would be antidilutive include 2,752 shares issuable pursuant to stock options and 1,163 shares issuable pursuant to the Company's convertible notes.

NOTE 6.  SUBSEQUENT EVENT
-------------------------
In April 1998, the Company entered into a Business Loan Agreement (the "Agreement") with Bank of America NT & SA for a $10.0 million revolving line of credit, which expires July 1, 1999. Interest is at the bank's reference rate, or at the option of the Company, at LIBOR plus 1.0 percentage point or the Offshore Rate plus 1.0 percentage point. This facility also contains a provision for a $0.4 million letter of credit with a maximum maturity of March 31, 2000. The Agreement also provides for a separate $5.0 million revolving line of credit, which expires December 1, 1998. Interest is at the bank's reference rate plus
3.0 percentage points. The Agreement is secured by all equipment, inventory, receivables and other personal property owned by the Company. The Agreement contains certain covenants relating to the availability of financial information from the Company, as well as the maintenance of certain financial ratios and tests.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Results of Operations
---------------------
Net sales increased 26.6 percent to $13.0 million for the first quarter of 1998 from $10.3 million for the first quarter of 1997. The increase is primarily related to increased sales in the Company's club store and grocery channels as a result of the Company's marketing emphasis.

Gross margins increased to $6.2 million (47.2 percent of net sales) for the first quarter of 1998 from $5.1 million (49.7 percent of net sales) for the first quarter of 1997. The decrease in the gross margin percentage is primarily a result of start-up costs associated with the Company's new manufacturing facility in Clearfield, Utah.

Sales and marketing expenses increased to $11.4 million (87.6 percent of net sales) for the first quarter of 1998 from $4.7 million (45.3 percent of net sales) for the first quarter of 1997, primarily as a result of costs associated with the Company's aggressive 1998 advertising plan and the introduction of new products into the retail grocery channel.

General and administrative expenses increased to $1.4 million (11.0 percent of net sales) for the first quarter of 1998 compared to $1.1 million (10.8 percent of net sales) for the first quarter of 1997, primarily as a result of an insurance settlement received in the first quarter of 1997 that effectively lowered that period's expenses.

Operating loss increased to $6.7 million for the first quarter of 1998 from $661,000 for the first quarter of 1997 as a result of the individual line item changes discussed above.

Income taxes are based on an estimated rate of 35.9 percent for the quarter ended March 31, 1998 compared to the 32.1 percent rate used throughout 1997.

Net loss was $4.3 million for the first quarter of 1998 compared to net loss of $355,000 for the first quarter of 1997. Loss per share, both basic and diluted, was $0.50 (on 8,612,973 shares) for the first quarter of 1998 compared to loss per share, both basic and diluted, of $0.04 (on 8,566,456 shares) for the first quarter of 1997.

Liquidity and Capital Resources
-------------------------------
At March 31, 1998 working capital was $17.2 million, including $9.3 million of cash and cash equivalents. In the first quarter of 1998, working capital increased by $5.7 million compared to December 31, 1997 and the current ratio decreased to 2.6:1 from 2.7:1.

Cash and cash equivalents increased $6.7 million from December 31, 1997 primarily due to the issuance of $15.0 million of convertible senior subordinated debt and receipt of $2.0 million in proceeds from the Company's line of credit, offset by $7.4 million used in operations and $1.9 million used for the purchase of property and equipment.

Accounts receivable decreased $1.0 million to $7.8 million at March 31, 1998 from $8.8 million at December 31, 1997 due primarily to significant sales at the end of 1997 that were collected during the first quarter of 1998, offset by an increase in days sales outstanding to 49 at March 31, 1998 from 34 at December 31, 1997.

Inventories increased $3.5 million to $6.7 million at March 31, 1998 from $3.2 million at December 31, 1997 in order to support the increased level of sales expected in the second quarter of 1998. Inventory turned 5.6 times on an annualized basis for the first quarter of 1998 compared to 9.6 times on an annualized basis for the fourth quarter of 1997.

Capital expenditures of $1.9 million during the first quarter of 1998 primarily resulted from expenditures for equipment for the Company's new Clearfield, Utah production facility. Additional capital expenditures are estimated to total approximately $3.0 million for 1998, primarily for information systems infrastructure.

During March 1998, the Company completed a private placement of $15 million of 7 percent Convertible Senior Subordinated Notes (the "Notes") with Dresdner Kleinwort Benson Private Equity Partners LP ("Dresdner"). The Notes are convertible into shares of the Company's Common Stock at the option of Dresdner until maturity in 2003, at which time they will be due in full if not previously converted. The Company may also elect to redeem the Notes, if not previously converted, at any time after two years from the date of issuance. The initial conversion price is $12.90 based on a conversion premium of 120 percent of the market price of the Company's Common Stock at the time the transaction was negotiated. Under certain circumstances, the conversion price may be adjusted to 120 percent of the alternative market price (as defined) of the Company's Common Stock on July 1, 1998, but will not be less than $11.40 or more than $12.90.

In April 1998, the Company entered into a Business Loan Agreement (the "Agreement") with Bank of America NT & SA for a $10.0 million revolving line of credit, which expires July 1, 1999. Interest is at the bank's reference rate, or at the option of the Company, at LIBOR plus 1.0 percentage point or the Offshore Rate plus 1.0 percentage point. This facility also contains a provision for a $0.4 million letter of credit with a maximum maturity of March 31, 2000. The Agreement also provides for a separate $5.0 million revolving line of credit, which expires December 1, 1998. Interest is at the bank's reference rate plus
3.0 percentage points. The Agreement is secured by all equipment, inventory, receivables and other personal property owned by the Company. The Agreement contains certain covenants relating to the availability of financial information from the Company, as well as the maintenance of certain financial ratios and tests.

New Accounting Pronouncement
----------------------------
In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company adopted SFAS 130 during the first quarter of 1998. Comprehensive loss did not differ from currently reported net loss in the periods presented.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

None.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
-------  -----------------------------------------

On March 27, 1998, the Company sold $15,000,000 aggregate principal amount of 7% Convertible Senior Subordinated Notes (the "Notes") at par to Dresdner Kleinwort Benson Private Equity Partners LP ("Dresdner") pursuant to a Note Purchase Agreement dated as of March 27, 1998. The Company paid a closing fee of $150,000 to Dresdner Kleinwort Benson North America LLC and paid the Company's placement agent, Hambrecht & Quist LLP, a placement fee of $750,000 in connection with the transaction. The following summary of the terms of the Notes, the Note Purchase Agreement, and a related Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the actual provisions of the documents, which are attached as exhibits to this report.

The Notes will mature on April 1, 2003. Interest is payable semi-annually. The Notes may be converted at any time prior to maturity, in whole or in part, into shares of the Company's Common Stock. The initial conversion price is $12.90 per share, subject to adjustment for changes in capitalization and other antidilution provisions. If the Alternative Market Price of the Common Stock is below $10.75 per share on July 1, 1998, the conversion price will be reduced to a price which is 120 percent of the Alternative Market Price on that date, but not less than $11.40 per share. The Alternative Market Price is the average of the bid prices of the Common Stock as quoted in the Nasdaq System as of 4:00 p.m., New York time, on each of the 30 consecutive business days prior to and including July 1, 1998. As a result of the convertibility of the Notes, Dresdner is deemed to beneficially own approximately 1,162,800 shares of Common Stock, or
11.6 percent of the outstanding shares (including shares issuable upon conversion of the Notes).

The Company may prepay the principal amount of the Notes, in whole or in part, at any time prior to maturity, subject to a prepayment premium of 2.8 percent of the principal amount if the prepayment occurs between April 1, 2000, and March 31, 2001, and 1.4 percent if the prepayment occurs between April 1, 2001, and March 31, 2002. If the Company prepays any portion of the Notes on or before March 31, 2000, or as a result of an event of default under the Notes, the Company is required to issue warrants to purchase shares of Common Stock in the same number as the repaid principal amount of Notes was convertible into and with an exercise price equal to the then applicable conversion price. The Notes are also subject to special prepayment provisions (including a 20 percent prepayment premium) in the event of a change in control or sale of more than 50 percent of the assets of the Company or if a management change (defined as the cessation of employment of Lyle G. Hubbard, President and Chief Executive Officer, or Richard C. Dietz, Executive Vice President and Chief Financial Officer, of the Company where a successor reasonably satisfactory to the holders of a majority of the shares of Common Stock issued or issuable upon conversion of the Notes (the "Majority Holders") is not employed by the Company within 60 days of such cessation of employment) has occurred.

Pursuant to the Note Purchase Agreement, the Company may not, without the prior written consent of the Majority Holders, (i) amend the Company's Articles of Incorporation, Bylaws or the Rights Agreement between the Company and First Chicago Trust Company of New York in a manner materially adverse to Dresdner's rights and preferences under the Note Purchase Agreement and the Notes, (ii) create a new class or series of securities on a par with or senior to the Notes, or (iii) engage in certain significant corporate transactions, including, but not limited to, a merger or sale of the Company or its business, liquidation or dissolution of the Company, certain business acquisitions, and the incurrence of indebtedness or lease obligations in excess of specified thresholds. So long as at least $5,000,000 in principal amount of the Notes remains outstanding and Dresdner and its affiliates own at least a majority of the principal amount of Notes outstanding, the Company may not declare any dividends or make any distributions with respect to its capital stock or redeem or purchase any of its capital stock without the prior written consent of the Majority Holders. In addition, so long as any Notes remain outstanding, Paul F. Wenner, Lyle G. Hubbard and the Company have agreed to take all reasonably necessary and desirable actions within their control so that an individual designated by the Majority Holders is elected as a director of the Company (a "Designated Director"). If at any time a Designated Director is not a member of the Board of Directors, the Majority Holders have the right to appoint a representative to attend and observe board meetings at the Company's expense.

On April 21, 1998, the Board of Directors acted to increase the number of positions on the Board to eight and elected Alexander Coleman, who is Vice President of Dresdner Kleinwort Benson North America LLC and an Investment Partner in Dresdner Bank's U.S.-based SBIC, Dresdner Kleinwort Benson Private Equity LLC, as a director in accordance with the terms of the Note Purchase Agreement. Ronald C. Kesselman, Executive Vice President of Borden Holdings, Inc., Chairman of Wise Foods, and Chairman of Elmer's Products, was also elected as a director of the Company. The terms of Messrs. Coleman and Kesselman will expire at the 1999 annual meeting of shareholders of the Company.

Pursuant to a separate Registration Rights Agreement, the Company has agreed to register the shares of Common Stock into which the Notes are convertible for resale by the holders thereof within 120 days after March 27, 1998, and to keep such registration in effect until March 31, 2004.

The Company relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 with respect to the sale of the Notes.

Pursuant to the Business Loan Agreement dated as of April 28, 1998, between the Company and Bank of America NT & SA, the Company is required to maintain a ratio of current assets to current liabilities of at least 2.0 to 1.0, a ratio of total liabilities to tangible net worth not exceeding 1.0 to 1.0, and a minimum fixed charge coverage ratio of 1.2 to 1.0.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a) The exhibits filed as a part of this report are listed below and this list is intended to comprise the exhibit index:

         Exhibit No.
         -----------
         3        1995 Restated Bylaws of Gardenburger, Inc., as amended April
                  21, 1998.
         10.1     Second Amendment dated January 1, 1998 to lease agreement
                  dated January 1, 1993, between Paul F. Wenner and Frank S.
                  Card (lessors) and Gardenburger, Inc. (lessee).
         10.2     Business Loan Agreement, dated April 28, 1998, between Bank of
                  America NT & SA and Gardenburger, Inc.
         10.3     Amendment No. 1 dated as of March 26, 1998, to Rights
                  Agreement dated as of April 25, 1996, between Gardenburger,
                  Inc. and First Chicago Trust Company of New York.
         10.4     Note Purchase Agreement dated as of March 27, 1998, between
                  Gardenburger,  Inc. and Dresdner Kleinwort Benson Private
                  Equity Partners LP.
         10.5     Gardenburger, Inc. Convertible Senior Subordinated Note dated
                  March 27, 1998.
         10.6     Registration  Rights Agreement dated as of March 27, 1998, between Gardenburger, Inc. and
                  Dresdner Kleinwort Benson Private Equity Partners LP.
         27       Financial Data Schedule.
         99       Description of Common Stock of Gardenburger, Inc.

(b) Reports on Form 8-K Filed During the Quarter:

         A report on Form 8-K dated February 3, 1998, was filed on February 10, 1998, containing an analysis of the Company's 1997 year-end results and its strategic plans and goals for 1998 under Item 5.
         Other Events.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   May 14, 1998                   GARDENBURGER, INC.


                                       By: /s/ Lyle G. Hubbard
                                           -------------------------------------
                                           Lyle G. Hubbard
                                           Director, President and Chief
                                             Executive Officer
                                           (Principal Executive Officer)


                                       By: /s/ Richard C. Dietz
                                           -------------------------------------
                                           Richard C. Dietz
                                           Executive Vice President, Chief
                                             Financial Officer Treasurer
                                             and Secretary
                                           (Principal Financial and Accounting
                                             Officer)