Form 10-K/A
period 1997-12-31
GARDENBURGER INC
filed 1998-07-30
CIK 859735

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-K/A

                               AMENDMENT NO. 1 TO
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended: December 31, 1997

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)
                                 ---------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $71,619,541 as of February 27, 1998 based upon the last closing price as reported by the Nasdaq National Market System ($9.3125).

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

================================================================================

                               GARDENBURGER, INC.
                 1997 FORM 10-K AMENDMENT NO. 1 TO ANNUAL REPORT
                                TABLE OF CONTENTS






                                                                        Page
                                                                        ----
                                     PART I

Item 1.      Business                                                     2


                                     PART II

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         14

Item 8.      Financial Statements and Supplementary Data                 19


                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                                 20

Signatures                                                               21

                                     PART I

ITEM 1.   BUSINESS
-------   --------

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


The Company's flagship product, the Gardenburger(R) veggie patty, is the leading veggie patty in the food service, natural food outlet, and club store channels of distribution and has become the number two veggie patty in the retail grocery channel since its national rollout that began in November 1996. The Company's goal is to extend the Gardenburger(R) brand to mainstream consumers by aggressively expanding distribution in the retail grocery channel and stimulating awareness and trial through significantly increased levels of advertising and promotion. The Company's penetration in the U.S. retail grocery channel has risen from less than 30 percent at the beginning of 1996 with an average of 1.8 stock keeping units ("SKUs") to an all commodity volume ("ACV") authorization level of 85 percent and an on-shelf presence of almost 71 percent (as measured by ACV levels) as of February 28, 1998, with an average of 3.0 SKUs. Each of the Company's products represents a different SKU. ACV measures a product's level of market penetration based on the ratio of the dollar sales of the stores in which the product is available compared to the total volume of grocery store sales in the United States. See "Distribution" below for further explanation of ACV levels.


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


Each of the Company's products represents a different SKU. ACV stands for all-commodity volume, which is stated as a percentage which measures the sales volume of the stores carrying the Company's products against a total representing dollar sales in the entire retail grocery channel. For example, Gardenburger's 85 percent ACV authorization means that Gardenburger products are approved for sales in stores that account for 85 percent of all U.S. retail grocery sales measured in dollars.


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


In 1997, the Company's advertising and promotional expenses focused primarily on print ads in food service trade publications, trade shows, off-invoice promotions with distributors, in-store sampling and radio advertising. The Company spent approximately $3,800,000 in 1997 for advertising, $1,500,000 in 1996 and $900,000 in 1995. The Company plans to increase advertising and promotion in 1998, particularly in national television and print media, with the goal of driving category growth and establishing the Gardenburger(R) brand as number one in consumers' minds.


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

LIMITED PROTECTION OF INTELLECTUAL PROPERTY. The Gardenburger(R) trademark and other trademarks are important to the Company's commercial success. Although the Company aggressively takes steps to protect its rights in these trademarks, including obtaining registration of the trademarks in the United States and other countries as it deems appropriate, there can be no assurance that third parties will not infringe or misappropriate the Company's trademarks.

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

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATION
          --------------------
GENERAL


FORWARD-LOOKING STATEMENTS
Statements in this report which are not historical in nature, including discussion of the Company's expansion plans and research and development efforts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include changes in food manufacturing technology, volatility in raw materials prices, product acceptance by consumers, the Company's ability to implement its retail distribution expansion plans, the effectiveness of the Company's sales and marketing efforts and intensifying competition in the meatless food products industry. Given these uncertainties, investors are cautioned not to place undue reliance on any forward-looking statements.


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


ACQUISITION OF GORILLA FOODS, INC. AND WHOLE FOOD MARKETING
In January 1996 the Company acquired all of the outstanding common shares of Gorilla Foods, Inc., an Ojai, California-based developer and manufacturer of wheat protein-based, meatless food products, including the GardenDog, in exchange for 240,000 shares of the Company's Common Stock, and a one-time payment of $68,750 in cash. In addition, the Company agreed to issue up to an additional 200,000 shares of the Company's Common Stock in 50,000 share increments if the Company's sales of wheat protein-based products reach certain levels over the next five years. The Company incurred a one-time charge of $612,000 in the first quarter of 1996 as a result of the acquisition of in-process research and development associated with this acquisition, with the remainder of the purchase price primarily allocated to goodwill. Pro forma financial information has not been provided as the pro forma results are not materially different from actual results.

The Company is continuing to invest relatively small amounts of capital in development of wheat protein-based products, but such development is not part of its short-term core strategy. The Company anticipates that wheat protein-based products will constitute an insignificant portion of the Company's total sales in the foreseeable future.


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
                                        =========                  =========                 =========


1997 COMPARED TO 1996


NET SALES. Net sales for 1997 increased 40.2 percent to $56.8 million from $40.5 million for 1996. The Company has increased its unit sales levels in each of its major channels, including food service, retail, natural foods and club stores. The Company believes that sales increases are primarily a result of increased marketing and public relations activities, which have increased awareness of the Company's products throughout its channels of distribution. During 1997, the Company was able to increase store penetration from 30 percent U.S. ACV to 70 percent U.S. ACV. ACV is an acronym for "all commodity volume," a measure used in the food industry to quantify market penetration. For a more detailed discussion of ACV, please see "Distribution" in Item 1. Sales prices for the Company's products remained relatively stable between 1996 and 1997.


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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

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

Date:  July 29, 1998
                               GARDENBURGER, INC.


                               By: /s/ Lyle G. Hubbard
                                   ----------------------
                                   Lyle G. Hubbard
                                   President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 29, 1998.

Signature                                            Title



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
                                                     =======                           ======                           ======


At December 31, 1997, 1996 and 1995, the Company had options covering 2,447, 959 and 394 shares, respectively, of the Company's Common Stock outstanding that were not considered in the respective diluted EPS calculations since they would have been antidilutive.

RECLASSIFICATIONS
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.


2.   INVENTORIES
----------------

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
                                                   =======    ======     ======


7.   ACQUISITIONS
-----------------


In January 1996 the Company completed the acquisition of Ojai, California-based Gorilla Foods, Inc., a privately held developer and manufacturer of wheat protein-based, meatless food products, including the GardenDog. The Company issued 240 shares of the Company's Common Stock in exchange for all outstanding common shares of Gorilla Foods, and paid $69 in cash. In addition, the Company agreed to issue up to an additional 200 shares of the Company's Common Stock in 50 share increments if the Company's sales of wheat protein-based products reach certain levels over the next five years. If such levels are achieved, the Company will record additional purchase price, principally as goodwill, for the fair value of the shares issued. Currently, sales levels are not sufficient to cause the Company to issue additional shares. The Company incurred a one-time charge of $612 in the first quarter of 1996 as a result of the acquisition of in-process research and development associated with this acquisition, with the remainder of the purchase price primarily allocated to goodwill.


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


                    Report of Independent Public Accountants
                         on Financial Statement Schedule

We have audited in accordance with generally accepted auditing standards, the financial statements included in Gardenburger, Inc.'s Form 10-K/A, and have issued our report thereon dated February 5, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on page F-16 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                    /s/  ARTHUR ANDERSEN LLP



Portland, Oregon
February 5, 1998

Exhibit Index

Exhibit No.         Description
-----------         -----------
3.1                 Restated Articles of Incorporation as amended October 17,
                    1997 (8)

3.2                 1995 Restated Bylaws (6)

4                   Instruments defining the rights of security holders.  See
                    Article II, Sections 3, 4 and 5 of Restated Articles of Incorporation and Article I of 1995 Restated Bylaws (6)(8)

10.1 Business Loan Agreement with Bank of America re: Line-of-Credit, dated June 26, 1997 (9)

10.2                Plant Lease-1416 S.E. 8th, Portland, Oregon (1)


10.3                First Amendment to Plant Lease-1416 S.E. 8th, Portland,
                    Oregon*


10.4                Office Lease-975 S.E. Sandy Blvd., Portland, Oregon (4)

10.5                Consent to Assignment and Option to purchase 1005 S.E.
                    Washington, Portland, Oregon (1)

10.6                Morrison Plaza Office Lease dated October 29, 1996 (10)


10.7                First Amendment to Morrison Plaza Office Lease, dated
                    December 9, 1997*


10.8 Facility Lease by and between Freeport Center Associates, a Utah general partnership and Wholesome & Hearty Foods, Inc., an Oregon corporation, dated May 28, 1997 (9)


10.9 Addendum dated August 1, 1997 to Facility Lease by and between Freeport Center Associates and Wholesome & Hearty Foods, Inc.*


10.10 Purchase and Sale Agreement and Receipt For Earnest Money Between the Iseli Family Partnership, an Oregon Partnership (Seller) and the Company (Buyer), as amended, dated May 8, 1995 (5)

10.11               1992 First Amended and Restated Combination Stock Option
                    Plan (4)(11)

10.12               Lyle Hubbard Employment Agreement dated April 14, 1996 (10)
                    (11)

10.13               Paul F. Wenner Employment Agreement and Amendment thereto
                    (1)(11)

10.14               Paul F. Wenner Stock Option Agreement (2)(11)

10.15               Form of Severance Agreement for Executive Officers (10)(11)

10.16 Form of Indemnification Agreement between the Company and its Officers and Directors (3)(11)

10.17 Plan and Agreement of Reorganization by Exchange by the Company of its Voting Stock for Substantially All The Properties of Gorilla Foods, Inc., dated January 31, 1996
                    (5)

Exhibit No.
-----------

10.18               1998 Executive Annual Incentive Plan (11)*


10.19 Consulting Agreement between the Company and E. Kay Stepp, dated November 1, 1996 (10)(11)


10.20 Amendment No. 1 to Consulting Agreement between the Company and E. Kay Stepp, dated January 1, 1998 (11)*


10.21 Rights Agreement between the Company and First Chicago Trust Company of New York, dated April 25, 1996 (7)


10.22 Lease Agreement between BA Leasing & Capital Corporation and Gardenburger, Inc., dated as of December 17, 1997*

10.23 Form of Option Agreement for Option grants to executive officers after May 24, 1995 (11)*

10.24 Purchase and Sale Agreement with effective date of March 18, 1998, between the Company and Opus Northwest, L.L.C. for the sale of real property at N.E. 166th and Airport Way in Portland, Oregon*

23                  Consent of Arthur Andersen LLP


24                  Powers of Attorney*

27.1                Financial Data Schedule*

27.2                Restated Financial Data Schedule*



---------------------
*previously filed.


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

                                                                  EXHIBIT 23.1

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports dated February 5, 1998 included in this Form 10-K/A into the Company's previously filed Registration Statements Nos. 33-64622, 33-64624 and 33-76764 on Form S-8.



                                      /s/ ARTHUR ANDERSEN LLP

Portland, Oregon
July 29, 1998