Form 10-Q/A
period 1998-03-31
GARDENBURGER INC
filed 1998-07-30
CIK 859735

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    -----------------------------------------

                                   FORM 10-Q/A

                    -----------------------------------------
(Mark One)

                               AMENDMENT NO. 1 TO
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

                         Commission file number 0-20330

                            -----------------------

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

The undersigned registrant hereby amends Part I, Item 2, and Part II, Item 2, of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as follows:


                         PART I - FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------


Results of Operations
---------------------
Net sales increased 26.6 percent to $13.0 million for the first quarter of 1998 from $10.3 million for the first quarter of 1997. The increase is primarily related to a 9 percent increase in sales in the Company's club store channel and a 148 percent in the Company's grocery channels as a result of the Company's marketing emphasis. This increase was partially offset by a 24 percent decrease in sales to food service outlets. The Company believes that the increase in grocery channel sales is attributable to its marketing campaign. Sales gains were achieved primarily as a result of increased volume, as prices for products were unchanged from prior periods.


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


Management believes that its existing working capital, in combination with cash flow from operations and funds available under credit facilities, should be sufficient to support its operations and current marketing plans for the balance of the 1998 fiscal year. However, execution of the Company's long-term business strategy is likely to require additional funding. The Company plans to fund its long-term liquidity needs through available sources, including its existing credit lines, and will also consider raising additional capital through privately placed or public offerings of equity.


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

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
-------   -----------------------------------------


On March 27, 1998, the Company sold $15,000,000 aggregate principal amount of 7% Convertible Senior Subordinated Notes (the "Notes") at par to Dresdner Kleinwort Benson Private Equity Partners LP ("Dresdner") pursuant to a Note Purchase Agreement dated as of March 27, 1998. The Company paid a closing fee of $150,000 to Dresdner Kleinwort Benson North America LLC and paid the Company's placement agent, Hambrecht & Quist LLP, a placement fee of $750,000 in connection with the transaction. The following is a summary of the material terms of the Notes, the Note Purchase Agreement, and a related Registration Rights Agreement. This summary does not purport to be complete and is qualified by reference to the actual provisions of the documents, which are attached as exhibits to this report.

The Notes will mature on April 1, 2003. Interest is payable semi-annually. The Notes may be converted at any time prior to maturity, in whole or in part, into shares of the Company's Common Stock. The initial conversion price is $12.90 per share, subject to adjustment for changes in capitalization and other antidilution provisions. As a result of the convertibility of the Notes, Dresdner is deemed to beneficially own approximately 1,162,800 shares of Common Stock, or 11.9 percent of the outstanding shares (including shares issuable upon conversion of the Notes).


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

In addition, the Company has agreed to maintain the following financial ratios:
(a) current assets to current liabilities of at least 1.575 to 1.0, measured monthly; (b) total liabilities to tangible net worth not to exceed 1.1 to 1.0, measured monthly and (c) a minimum fixed charge coverage ratio of 1.08 to 1.0, measured annually. So long as at least $5,000,000 in principal amount of the Notes remains outstanding and Dresdner and its affiliates own at least a majority of the principal amount of such Notes, the Company may not declare any dividends or make any distributions with respect to its capital stock or redeem or purchase any of its capital stock without the prior written consent of the Majority Holders. Also, so long as any Notes remain outstanding, Paul F. Wenner, Lyle G. Hubbard and the Company have agreed to take all reasonably necessary and desirable actions within their control so that an individual designated by the Majority Holders is elected as a director of the Company (a "Designated Director"). If at any time a Designated Director is not a member of the Board of Directors, the Majority Holders have the right to appoint a representative to attend and observe board meetings at the Company's expense.


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


Pursuant to the Business Loan Agreement dated as of April 28, 1998, between the Company and Bank of America NT & SA, the Company is required to maintain a ratio of current assets to current liabilities of at least 2.0 to 1.0, a ratio of total liabilities to tangible net worth not exceeding 1.0 to 1.0, and a minimum fixed charge coverage ratio of 1.2 to 1.0. The foregoing ratios are more stringent than those contained in the Notes.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     July 29, 1998       GARDENBURGER, INC.


                              By: /s/LYLE G. HUBBARD
                                  -------------------------------------------
                              Lyle G. Hubbard
                              Director, President and Chief Executive Officer (Principal Executive Officer)


                              By: /s/ RICHARD C. DIETZ
                                  ----------------------------------------------
                              Richard C. Dietz
                              Executive Vice President, Chief Financial Officer, Treasurer and Secretary
                              (Principal Financial and Accounting Officer)