Form 10-Q
period 1998-06-30
GARDENBURGER INC
filed 1998-08-12
CIK 859735

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      -------------------------------------

                                    FORM 10-Q

                      -------------------------------------

   (Mark One)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998
                                       OR
   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
              For the transition period from ________ to _________

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

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X                 No
     -------                 -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common stock without par value                         8,662,520
              (Class)                           (Outstanding at August 6, 1998)

================================================================================

                               GARDENBURGER, INC.
                                    FORM 10-Q
                                      INDEX


PART I -  FINANCIAL INFORMATION                                           Page
------------------------------                                            ----

Item 1.   Financial Statements

          Balance Sheets - June 30, 1998 and December 31, 1997              2

          Statements of Operations - Three Month and Six Month Periods
          Ended June 30, 1998 and 1997                                      3

          Statements of Cash Flows - Six Months Ended June 30, 1998
          and 1997                                                          4

          Notes to Financial Statements                                     5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       10

PART II - OTHER INFORMATION
---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders              10

Item 6.   Exhibits and Reports on Form 8-K                                 11

Signatures                                                                 12

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

                               GARDENBURGER, INC.
                                 BALANCE SHEETS
                      (In thousands, except share amounts)


                                                       June 30,     December 31,
                                                         1998           1997
                                                     ------------   ------------

ASSETS
Current Assets:
    Cash and cash equivalents                          $     -       $ 2,602
    Accounts receivable, net of allowances of
       $294 and $275                                    10,517         8,073
    Inventories, net                                     8,278         3,203
    Other prepaid expenses                               3,107         2,321
    Income taxes receivable                                454           475
    Deferred income tax benefit                          6,937           713
                                                       -------       -------
        Total Current Assets                            29,293        17,387

Property, Plant and Equipment, net of accumulated
       depreciation of $2,467 and $2,005                11,481         7,822
Other Assets, net of accumulated amortization of
       $367 and $250                                     2,227         1,261
                                                       -------       -------
        Total Assets                                   $43,001       $26,470
                                                       =======       =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Bank overdraft                                     $   210       $     -
    Short-term note payable                              9,000             -
    Accounts payable                                     4,301         3,165
    Payroll and related liabilities payable              1,110           948
    Accrued employee bonuses                               510           668
    Accrued brokers' commissions                           744           469
    Other current liabilities                            1,707           633
                                                       -------       -------
        Total Current Liabilities                       17,582         5,883

Convertible Notes Payable                               15,000             -
Deferred Income Tax Liability                              531           438
Other Long-Term Liabilities                                253           310

Shareholders' Equity:
    Preferred Stock, no par value, 5,000,000 shares
      authorized; none issued                                -             -
   Series A Junior Participating Preferred Stock,
      no par value, 250,000 shares authorized;
      none issued                                            -             -
    Common Stock, no par value, 25,000,000 shares
      authorized; shares issued and outstanding:
      8,650,100 and 8,608,254                            8,951         8,651
    Additional paid-in capital                           4,244         4,203
    Retained earnings                                   (3,560)        6,985
                                                       -------       -------
       Total Shareholders' Equity                        9,635        19,839
                                                       -------       -------
       Total Liabilities and Shareholders' Equity      $43,001       $26,470
                                                       =======       =======

      The accompanying notes are an integral part of these balance sheets.

                               GARDENBURGER, INC.
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                            Three months ended June 30,             Six months ended June 30,
                                                             1998               1997                1998                1997
                                                        ---------------    ----------------    ----------------    ---------------

Net sales                                               $       25,739     $        13,465     $        38,779     $       23,769
Cost of goods sold                                              13,437               6,623              20,324             11,811
                                                        ---------------    ----------------    ----------------    ---------------
Gross margin                                                    12,302               6,842              18,455             11,958

Operating expenses:
    Sales and marketing                                         20,260               7,549              31,681             12,212
    General and administrative                                   1,495               1,532               2,921              2,646
                                                        ---------------    ----------------    ----------------    ---------------
                                                                21,755               9,081              34,602             14,858
                                                        ---------------    ----------------    ----------------    ---------------
Operating loss                                                  (9,453)             (2,239)            (16,147)            (2,900)

Other income (expense):
    Interest income                                                 44                  39                  44                106
    Interest expense                                              (373)                 (5)               (403)                (5)
    Other, net                                                    (124)                 (3)               (124)                (7)
                                                        ---------------    ----------------    ----------------    ---------------
                                                                  (453)                 31                (483)                94

                                                        ---------------    ----------------    ----------------    ---------------
Loss before provision for income taxes                          (9,906)             (2,208)            (16,630)            (2,806)
Benefit from income taxes                                        3,666                 837               6,086              1,080

                                                        ---------------    ----------------    ----------------    ---------------
Net loss                                                $       (6,240)    $        (1,371)    $       (10,544)    $       (1,726)
                                                        ===============    ================    ================    ===============

Basic and diluted net loss per share                    $        (0.72)    $         (0.16)    $         (1.22)    $        (0.20)
                                                        ===============    ================    ================    ===============



        The accompanying notes are an integral part of these statements.

                               GARDENBURGER, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                       Six months ended June 30,
                                                          1998          1997
                                                       ------------  -----------
Cash  flows from operating activities:
   Net loss                                             $(10,544)     $ (1,726)
   Effect of exchange rate on operating accounts              (1)           (1)
   Adjustments to reconcile net loss to net cash
      flows used in operating activities:
         Depreciation and amortization                       727           548
         Other non-cash income                               (57)            -
         Deferred income taxes                            (6,131)          (90)
         Loss on sale of fixed assets                         73             9
         (Increase) decrease in:
            Accounts receivable, net                      (2,444)       (1,950)
            Inventories, net                              (5,075)         (364)
            Prepaid expenses                                (786)       (1,312)
            Income taxes receivable                           21          (925)
         Increase (decrease) in:
            Accounts payable                               1,136          (697)
            Payroll and related liabilities payable          162            94
            Accrued liabilities and other                  1,191         1,296
                                                        ---------     ---------
               Net cash used in operating activities     (21,728)       (5,118)

Cash flows from investing activities:
   Payments for purchase of property and equipment        (4,346)       (2,551)
   Proceeds from sale of property and equipment                4             -
   Other assets, net                                         (57)          (90)
                                                        ---------     ---------
               Net cash used in investing activities      (4,399)       (2,641)

Cash flows from financing activities:
   Proceeds from line of credit                            9,000         1,500
   Proceeds from issuance of long-term debt               15,000             -
   Financing fees from issuance of long-term debt         (1,026)            -
   Proceeds from exercise of common stock options            300            92
   Income tax benefit of non-qualified stock option
      exercises and disqualifying dispositions                41             6
                                                        ---------     ---------
               Net cash provided by financing activities  23,315         1,598

Decrease in cash and cash equivalents                     (2,812)       (6,161)

Cash and cash equivalents (bank overdraft):
   Beginning of period                                     2,602         7,755
                                                        ---------     ---------
   End of period                                            (210)     $  1,594
                                                        =========     =========

        The accompanying notes are an integral part of these statements.

                               GARDENBURGER, INC.
                          NOTES TO FINANCIAL STATEMENTS
       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION
-----------------------------
The financial information included herein for the three and six month periods ended June 30, 1998 and 1997 and the financial information as of June 30, 1998 is unaudited. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1997 is derived from Gardenburger, Inc.'s (the Company's) 1997 Annual Report on Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2: INVENTORIES
-------------------
Inventories are valued at standard cost, which approximates the lower of cost (using the first-in, first-out (FIFO) method) or market, and include materials, labor and manufacturing overhead.

                         June 30,            December 31,
                           1997                  1998
                       ------------          ------------
Raw materials            $ 2,386               $ 1,148
Supplies                     320                   193
Finished goods             5,572                 1,862
                         -------               -------
                         $ 8,278               $ 3,203
                         =======               =======

NOTE 3.  LINE OF CREDIT
-----------------------
In April 1998, the Company entered into a Business Loan Agreement (the "Agreement") with Bank of America NT & SA for a $10.0 million revolving line of credit, which expires July 1, 1999. Interest is at the bank's reference rate, or at the option of the Company, at LIBOR plus 1.0 percentage point or the Offshore Rate plus 1.0 percentage point. This facility also contains a provision for a $0.4 million letter of credit with a maximum maturity of March 31, 2000. The Agreement also provides for a separate $5.0 million revolving line of credit, which expires December 1, 1998. Interest is at the bank's reference rate plus
3.0 percentage points. The Agreement is secured by all equipment, inventory, receivables and other personal property owned by the Company. The Agreement contains certain covenants relating to the availability of financial information from the Company, as well as the maintenance of certain financial ratios and tests. At June 30, 1998, the Company was out of compliance with its current ratio covenant. The Company received a waiver of compliance from the bank and the Agreement was amended to change the current ratio from 2.0:1 to 1.5:1 for the duration of the Agreement. At June 30, 1998, the Company had $9.0 million outstanding under this Agreement and the interest rate was 6.6563 percent.

NOTE 4.  ISSUANCE OF CONVERTIBLE NOTES
--------------------------------------
During March 1998, the Company completed a private placement of $15 million of 7 percent Convertible Senior Subordinated Notes (the "Notes") with Dresdner Kleinwort Benson Private Equity Partners LP ("Dresdner"). The Notes are convertible into shares of the Company's Common Stock at the option of Dresdner until maturity in 2003, at which time they will be due in full if not previously converted. The Company may also elect to redeem the Notes, if not previously converted, at any time after two years from the date of issuance. The conversion price is $12.90 based on a conversion premium of 120 percent of the market price of the Company's Common Stock at the time the transaction was negotiated. During the second quarter, the Company filed a Registration Statement on Form S-3 for the purpose of registering for resale the Common Stock issuable upon conversion of the Notes. Under the terms of the Notes, the Company must maintain certain financial ratios and compliance with other covenants. At June 30, 1998, the Company was in compliance with all such ratios and covenants.

NOTE 5: SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------
Supplemental disclosure of cash flow information is as follows:


                                                      Six months ended June 30,
                                                    ----------------------------
                                                       1998              1997
                                                    ----------        ----------
Cash paid during the period for income taxes           $ 10              $  6
Cash paid during the period for interest                264                 -

NOTE 6: EARNINGS PER SHARE
--------------------------
Beginning December 31, 1997, basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standard No. 128, EARNINGS PER SHARE (SFAS 128). Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. Since the prior period amount was a loss, there is no restatement required in order to conform with the presentation requirements of SFAS 128. In addition, basic EPS and diluted EPS are the same for both periods presented since the Company was in a loss position in both periods.

At June 30, 1998, potentially dilutive securities that are not included in the diluted EPS calculation because they would be antidilutive include 2,784 shares issuable pursuant to stock options, 1,163 shares issuable pursuant to the Company's convertible notes and 200 shares contingently issuable related to the acquisition of Gorilla Foods, Inc. At June 30, 1997, potentially dilutive securities that are not included in the diluted EPS calculation because they would be antidilutive include 2,512 shares issuable pursuant to stock options and 200 shares contingently issuable related to the acquisition of Gorilla Foods, Inc.

NOTE 7. RECLASSIFICATIONS
-------------------------
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Forward-Looking Statements; Risk Factors
----------------------------------------
Statements in this Form 10-Q that are not historical in nature are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from historical results or from any future results, performance, or achievements expressed or implied by the forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers should consider statements labeled with the terms "believes," "belief," "expects," intends," "anticipates" or "plans" to be uncertain and forward-looking. Important risks that could cause actual results, performance, or achievements to differ from those expressed or implied by the forward-looking statements include those described in Items 1 and 7 and those described elsewhere in the Company's Form 10-K Annual Report for the year ended December 31, 1997. Given these risks and uncertainties, investors are cautioned not to place undue reliance on the forward-looking statements.

Results of Operations
---------------------
Net sales increased to $25.7 million in the second quarter of 1998 from $13.5 million in the second quarter of 1997 and to $38.8 million for the six months ended June 30, 1998 compared to $23.8 million for the first six months of 1997. The increases are primarily related to increased unit sales in the Company's club store and grocery channels as a result of the Company's marketing emphasis. In addition, sales prices increased an average of 7 percent in the fourth quarter of 1997.

Gross margin increased to $12.3 million and $18.5 million, respectively (47.8 percent and 47.6 percent of net sales, respectively), for the three and six month periods ended June 30, 1998 from $6.8 million and $12.0 million, respectively (50.8 percent and 50.3 percent of net sales, respectively), for the comparable periods of 1997. The decreases in the gross margin percentage are primarily a result of start-up costs associated with the Company's new manufacturing facility in Clearfield, Utah. The Company expects the gross margin percentage to increase slightly in the third and fourth quarters as the Clearfield facility becomes fully operational.

Sales and marketing expense increased to $20.3 million and $31.7 million, respectively (78.7 percent and 81.7 percent of net sales, respectively), for the three month and six month periods ended June 30, 1998, compared to $7.5 million and $12.2 million, respectively (56.1 percent and 51.4 percent of net sales, respectively), for the three month and six month periods ended June 30, 1997. The increases are primarily as a result of costs associated with the Company's aggressive 1998 advertising plan, including a national television advertising campaign during the second quarter, and the introduction of new products into the retail grocery channel. The Company spent approximately $17.0 million on advertising during the first half of 1998, and it expects advertising expense to decrease significantly during the second half of 1998.

General and administrative ("g&a") expense totaled $1.5 million and $2.9 million, respectively (5.8 percent and 7.5 percent of net sales, respectively), for the three month and six month periods ended June 30, 1998 compared to $1.5 million and $2.6 million, respectively (11.4 percent and 11.1 percent of net sales, respectively), for the three and six month periods ended June 30, 1997. The Company has been able to leverage its g&a costs while increasing sales, thereby decreasing g&a as a percentage of net sales. The Company also received a $240,000 insurance settlement in the first quarter of 1997 that effectively lowered that period's expenses.

Loss from operations was $9.5 million and $16.1 million, respectively, for the three month and six month periods ended June 30, 1998 compared to loss from operations of $2.2 million and $2.9 million, respectively, for the comparable periods of 1997.

Income taxes are based on an estimated rate of 36.6 percent for the six month period ended June 30, 1998 compared to the 32.1 percent rate used for the full year of 1997. The increase in the rate is primarily attributable to a decrease in meals and entertainment and non-deductible goodwill amortization in relation to the reported net loss of the Company.

Net loss was $6.2 million and $10.5 million, respectively, for the three month and six month periods ended June 30, 1998 compared to net loss of $1.4 million and $1.7 million, respectively, for the comparable periods of 1997. Net loss per share, both basic and diluted, was $0.72 and $1.22, respectively (on 8,642,579 and 8,627,851 shares, respectively), for the three month and six month periods ended June 30, 1998 compared to net loss per share of $0.16 and $0.20, respectively (on 8,574,093 and 8,570,296 shares, respectively), for the comparable periods of 1997.

Liquidity and Capital Resources
-------------------------------
At June 30, 1998, working capital was $11.7 million. In the first half of 1998, working capital increased by $0.2 million compared to December 31, 1997, and the current ratio decreased to 1.7:1 from 3.0:1.

Cash and cash equivalents decreased $2.8 million from December 31, 1997 primarily due to $21.7 million used in operations and $4.3 million used for the purchase of property and equipment, offset by the issuance of $15.0 million of convertible senior subordinated debt and receipt of $9.0 million in proceeds from the Company's line of credit facility.

Accounts receivable increased $2.4 million to $10.5 million at June 30, 1998 from $8.1 million at December 31, 1997 due primarily to significant sales at the end of the second quarter of 1998. Days sales outstanding decreased to 33 at June 30, 1998 from 34 at December 31, 1997.

Inventories increased $5.1 million to $8.3 million at June 30, 1998 from $3.2 million at December 31, 1997 in order to support the increased level of sales expected in the third quarter of 1998. Inventory turned 7.2 times on an annualized basis during the second quarter of 1998 compared to 9.6 times on an annualized basis for the fourth quarter of 1997.

Capital expenditures of $2.8 million (net of amounts subsequently financed by sales/leaseback transactions) during the first half of 1998 primarily resulted from expenditures for equipment for the Company's new Clearfield, Utah production facility and information systems infrastructure. Capital expenditures are estimated to total approximately $4.6 million for 1998, with the remainder to be spent primarily for information systems infrastructure.

During March 1998, the Company completed a private placement of $15 million of 7 percent Convertible Senior Subordinated Notes (the "Notes") with Dresdner Kleinwort Benson Private Equity Partners LP ("Dresdner"). The Notes are convertible into shares of the Company's Common Stock at the option of Dresdner until maturity in 2003, at which time they will be due in full if not previously converted. The Company may also elect to redeem the Notes, if not previously converted, at any time after two years from the date of issuance. The conversion price is $12.90 based on a conversion premium of 120 percent of the market price of the Company's Common Stock at the time the transaction was negotiated. During the second quarter of 1998, the Company filed a Registration Statement on Form S-3 for the purpose of registering for resale the Common Stock issuable upon conversion of the Notes. Under the terms of the Notes, the Company must comply with certain covenants and maintain certain financial ratios as follows: current assets to current liabilities of at least 1.575 to 1.0, measured monthly; total liabilities to tangible net worth not to exceed 1.1 to 1.0, measured monthly; and a minimum fixed charge coverage ratio of 1.08 to 1.0, measured annually. At June 30, 1998, the Company was in compliance with all such ratios and covenants.

In April 1998, the Company entered into a Business Loan Agreement (as amended, the "Agreement") with Bank of America NT & SA for a $10.0 million revolving line of credit, which expires July 1, 1999. Interest is at the bank's reference rate, or at the option of the Company, at LIBOR plus 1.0 percentage point or the Offshore Rate plus 1.0 percentage point. This facility also contains a provision for a $0.4 million letter of credit with a maximum maturity of March 31, 2000. The Agreement also provides for a separate $5.0 million revolving line of credit, which expires December 1, 1998. Interest is at the bank's reference rate plus 3.0 percentage points. The Agreement is secured by all equipment, inventory, receivables and other personal property owned by the Company. The Agreement contains certain covenants relating to the availability of financial information from the Company, as well as the maintenance of certain financial ratios as follows: current assets to current liabilities of at least 1.5 to 1.0; total liabilities to tangible net worth not exceeding 1.0 to 1.0; and a minimum fixed charge coverage ratio of 1.2 to 1.0. At June 30, 1998, the Company was out of compliance with its current ratio covenant. The Company received a waiver of compliance from the bank and the Agreement was amended to change the current ratio from 2.0:1 to 1.5:1 for the duration of the Agreement. At June 30, 1998, the Company had $9.0 million outstanding under this Agreement and the interest rate was 6.6563 percent.

New Accounting Pronouncements
-----------------------------
In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company adopted SFAS 130 during the first quarter of 1998. Comprehensive loss did not differ from currently reported net loss in the periods presented.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for all derivative instruments. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not have any derivative instruments and, accordingly, the adoption of SFAS 133 will have no impact on the Company's financial position or results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   ----------------------------------------------------------

Not applicable.


                           PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

The annual meeting of the shareholders of the Company was held on April 21, 1998, at which the following action was taken:

     1. A majority of the shareholders elected the six nominees for director to the Board of Directors of the Company. The six directors elected and the voting results follow:

 Director Name              Shares Voted For          Shares Withheld
 -------------              ----------------          ---------------
Lyle G. Hubbard                7,031,028                  20,939
Richard L. Mazer               7,030,443                  21,524
Mary O. McWilliams             7,023,987                  27,980
Michael L. Ray                 7,031,436                  20,531
E. Kay Stepp                   7,018,437                  33,530
Paul F. Wenner                 7,029,500                  22,467

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

(a) The exhibits filed as a part of this report are listed below and this list is intended to comprise the exhibit index:

     Exhibit No.
     -----------
     3    1995 Restated Bylaws of Gardenburger, Inc., as amended April 21,
          1998(1)
     10.1 Second amendment dated January 1, 1998 to lease agreement dated January 1, 1993, between Paul F. Wenner and Frank S. Card (lessors) and Gardenburger, Inc. (lessee)(1)
     10.2 Business Loan Agreement, dated April 28, 1998, between Bank of America NT & SA and Gardenburger, Inc.(1)
     10.3 Amendment No. 1 dated as of March 26, 1998, to Rights Agreement dated as of April 25, 1996, between Gardenburger, Inc. and First Chicago Trust Company of New York(1)
     10.4 Note Purchase Agreement dated as of March 27, 1998, between Gardenburger, Inc. and Dresdner Kleinwert Benson Private Equity Partners L.P.(1)
     10.5 Gardenburger, Inc. Convertible Senior Subordinated Note dated March 27, 1998(1)
     10.6 Registration Rights Agreement dated as of March 27, 1998, between Gardenburger, Inc. and Dresdner Kleinwert Benson Private Equity Partners L.P.(1)
     10.7 First Amendment, dated June 4, 1998, to Lease Agreement, dated December 17, 1997 between BA Leasing & Capital Corporation and Gardenburger, Inc.
     10.8 First Amendment, dated July 24, 1998, to Business Loan Agreement dated April 28, 1998, between Bank of America NT & SA and Gardenburger, Inc.
     10.9 Lease Agreement between BA Leasing & Capital Corporation and Gardenburger, Inc., dated as of May 28, 1998
     27   Financial Data Schedule
     99   Description of Common Stock of Gardenburger, Inc.(1)

(1) Previously filed with the Company's Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 15, 1998 and is incorporated herein by reference.

(b) Reports on Form 8-K: There were no reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 12, 1998          GARDENBURGER, INC.


                                By: /s/ LYLE G. HUBBARD
                                   ----------------------------------
                                Lyle G. Hubbard
                                President and Chief Executive Officer
                                (Principal Executive Officer)


                                By: /s/ RICHARD C. DIETZ
                                   ----------------------------------
                                Richard C. Dietz
                                Executive Vice President,
                                Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)