Form 10-Q
period 1998-09-30
GARDENBURGER INC
filed 1998-11-05
CIK 859735

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      -------------------------------------

                                    FORM 10-Q

                      -------------------------------------

   (Mark One)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998
                                       OR
   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
              For the transition period from ________ to _________

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
Yes     X                 No
     -------                 -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    COMMON STOCK WITHOUT PAR VALUE                         8,665,050
              (Class)                        (Outstanding at October 22, 1998)

================================================================================

                               GARDENBURGER, INC.
                                    FORM 10-Q
                                      INDEX


PART I -  FINANCIAL INFORMATION                                           Page
-------------------------------                                           ----

Item 1.   Financial Statements

          Balance Sheets - September 30, 1998 and December 31, 1997         2

          Statements of Operations - Three Month and Nine Month Periods
          Ended September 30, 1998 and 1997                                 3

          Statements of Cash Flows - Nine Months Ended September 30, 1998
          and 1997                                                          4

          Notes to Financial Statements                                     5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       12

PART II - OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                                 12

Signatures                                                                 13

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

                               GARDENBURGER, INC.
                                 BALANCE SHEETS
                      (In thousands, except share amounts)


                                               September 30,   December 31,
                                                   1998            1997
                                               -------------   ------------

ASSETS
Current Assets:
    Cash and cash equivalents                  $      3,029    $     2,602
    Accounts receivable, net of
      allowances of $337 and $275                    12,662          8,073
    Inventories, net                                  8,373          3,203
    Prepaid expenses                                  3,872          2,321
    Income taxes receivable                             400            475
    Deferred income taxes                             6,991            713
                                               -------------   ------------
        Total Current Assets                         35,327         17,387

Property, Plant and Equipment, net
    of accumulated depreciation of
    $2,784 and $2,005                                12,313          7,822
Other Assets, net of accumulated
    amortization of $451 and $250                     2,104          1,261
                                               -------------   ------------
        Total Assets                           $     49,744    $    26,470
                                               =============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term note payable                    $     15,400    $         -
    Accounts payable                                  5,053          3,165
    Payroll and related liabilities
      payable                                           823            948
    Accrued employee bonuses                              -            668
    Other current liabilities                         2,768          1,102
                                               -------------   ------------
        Total Current Liabilities                    24,044          5,883

Convertible Notes Payable                            15,000              -
Deferred Income Taxes                                   531            438
Other Long-Term Liabilities                             253            310

Shareholders' Equity:
    Preferred Stock, no par value,
      5,000,000 shares authorized; none issued            -              -
    Series A Junior Participating Preferred
      Stock, no par value, 250,000 shares
      authorized; none issued                             -              -
    Common Stock, no par value, 25,000,000
      shares authorized; shares issued and
      outstanding:  8,664,570 and 8,608,254           9,049          8,651
    Additional paid-in capital                        4,244          4,203
    Retained earnings                                (3,377)         6,985
                                               -------------   ------------
       Total Shareholders' Equity                     9,916         19,839
                                               -------------   ------------
       Total Liabilities and Shareholders'
         Equity                                $     49,744    $    26,470
                                               =============   ============

      The accompanying notes are an integral part of these balance sheets.

                               GARDENBURGER, INC.
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                  Three months ended September 30,             Nine months ended September 30,
                                            ----------------------------------------------------------------------------------------
                                                  1998                  1997                     1998                   1997
                                            -----------------    -------------------       ------------------    -------------------
Net sales                                   $         32,630     $           16,071        $          71,409     $           39,840
Cost of goods sold                                    16,438                  7,892                   36,762                 19,703
                                            -----------------    -------------------       ------------------    -------------------
Gross margin                                          16,192                  8,179                   34,647                 20,137

Operating expenses:
    Sales and marketing                               14,541                  7,824                   46,222                 20,036
    General and administrative                           888                  1,256                    3,809                  3,902
                                            -----------------    -------------------       ------------------    -------------------
                                                      15,429                  9,080                   50,031                 23,938
                                            -----------------    -------------------       ------------------    -------------------
Operating income (loss)                                  763                   (901)                 (15,384)                (3,801)

Other income (expense):
    Interest income                                       25                     22                       95                    128
    Interest expense                                    (436)                   (35)                    (865)                   (40)
    Other, net                                           (63)                   (80)                    (187)                   (87)
                                            -----------------    -------------------       ------------------    -------------------
                                                        (474)                   (93)                    (957)                     1

                                            -----------------    -------------------       ------------------    -------------------
Income (loss) before income taxes                        289                   (994)                 (16,341)                (3,800)
(Provision for) benefit from income taxes               (107)                   349                    5,979                  1,429

                                            -----------------    -------------------       ------------------    -------------------
Net income (loss)                           $            182     $             (645)       $         (10,362)    $           (2,371)
                                            =================    ===================       ==================    ===================

Basic earnings (loss) per share             $           0.02     $            (0.08)       $           (1.20)    $            (0.28)
                                            =================    ===================       ==================    ===================

Diluted earnings (loss) per share           $           0.02     $            (0.08)       $           (1.20)    $            (0.28)
                                            =================    ===================       ==================    ===================









        The accompanying notes are an integral part of these statements.

                               GARDENBURGER, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                Nine months ended September 30,
                                                -------------------------------
                                                          1998          1997
                                                       ----------    ----------
Cash flows from operating activities:
  Net loss                                             $ (10,362)    $  (2,371)
  Effect of exchange rate on operating accounts                -            (9)
  Adjustments to reconcile net loss to net
    cash flows used in operating activities:
      Depreciation and amortization                        1,159           716
      Other non-cash income                                  (57)            -
      Deferred income taxes                               (6,185)          (89)
      Loss on sale of fixed assets                            85             8
      (Increase) decrease in:
         Accounts receivable, net                         (4,589)       (3,428)
         Inventories, net                                 (5,170)        1,717
         Prepaid expenses                                 (1,551)         (876)
         Income taxes receivable                              75        (1,278)
      Increase (decrease) in:
         Accounts payable                                  1,888            72
         Payroll and related liabilities payable            (125)          190
         Accrued liabilities and other                       998         1,670
                                                       ----------    ----------
            Net cash used in operating activities        (23,834)       (3,678)

Cash flows from investing activities:
  Payments for purchase of property and equipment         (5,538)       (6,062)
  Proceeds from sale of property and equipment                 4             1
  Other assets, net                                           25          (102)
                                                       ----------    ----------
            Net cash used in investing activities         (5,509)       (6,163)

Cash flows from financing activities:
  Proceeds from line of credit                            15,400         3,500
  Proceeds from issuance of long-term debt                15,000             -
  Financing fees from issuance of long-term debt          (1,069)            -
  Proceeds from exercise of common stock options             398           126
  Income tax benefit of non-qualified stock option
    exercises and disqualifying dispositions                  41             6
                                                       ----------    ----------
            Net cash provided by financing activities     29,770         3,632

Increase (decrease) in cash and cash equivalents             427        (6,209)

Cash and cash equivalents:
  Beginning of period                                      2,602         7,755
                                                       ----------    ----------
  End of period                                            3,029         1,546
                                                       ==========    ==========


        The accompanying notes are an integral part of these statements.

                               GARDENBURGER, INC.
                          NOTES TO FINANCIAL STATEMENTS
       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION
-----------------------------
The financial information included herein for the three and nine month periods ended September 30, 1998 and 1997 and the financial information as of September 30, 1998 is unaudited. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1997 is derived from, and the interim financial statements should be read in conjunction with, the financial statements and the notes thereto included in Gardenburger, Inc.'s (the Company's) 1997 Annual Report on Form 10-K, as amended by Amendment No 1 filed July 30, 1998. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2: INVENTORIES
-------------------
Inventories are valued at standard cost, which approximates the lower of cost (using the first-in, first-out (FIFO) method) or market, and include materials, labor and manufacturing overhead.

                                   September 30,           December 31,
                                       1998                    1997
                                   -------------           ------------
Raw materials                        $  2,332                 $  1,148
Work in process                           416                        -
Finished goods                          5,299                    1,862
Supplies                                  326                      193
                                     --------                 --------
                                     $  8,373                 $  3,203
                                     ========                 ========

NOTE 3:  LINE OF CREDIT
-----------------------
In April 1998, the Company entered into a Business Loan Agreement (the "Agreement") with Bank of America NT & SA for a $10.0 million revolving line of credit, which expires July 1, 1999. In July 1998, the Agreement was amended to increase the maximum borrowing limit to $14.5 million. Interest is at the bank's reference rate or, at the option of the Company, at LIBOR plus 1.0 percentage points or the Offshore Rate (as defined) plus 1.0 percentage points. This facility also contains a provision for a $0.4 million letter of credit with a maximum maturity of March 31, 2000. The Agreement also provides for a separate $5.0 million revolving line of credit, which expires December 1, 1998. Interest on the revolving line of credit is at the bank's reference rate or, at the option of the Company, at LIBOR plus 2.0 percentage points or the Offshore Rate (as defined) plus 2.0 percentage points. The Agreement is secured by all equipment, inventory, receivables and other personal property owned by the Company. The Agreement contains certain covenants relating to the availability of financial information from the Company, as well as the maintenance of certain financial ratios and tests. At September 30, 1998, the Company was out of compliance with the current ratio and total liabilities to net worth covenants. The Company received a waiver of compliance from the bank through the period ended September 30, 1998. At September 30, 1998, the Company had $15.4 million outstanding under this Agreement at interest rates ranging from 6.3438 percent to 7.375 percent.

NOTE 4:  ISSUANCE OF CONVERTIBLE NOTES
--------------------------------------
During March 1998, the Company completed a private placement of $15 million of 7 percent Convertible Senior Subordinated Notes (the "Notes") with Dresdner Kleinwort Benson Private Equity Partners LP ("Dresdner"). The Notes are convertible into shares of the Company's Common Stock at the option of Dresdner until maturity in 2003, at which time they will be due in full if not previously converted. The Company may also elect to redeem the Notes, if not previously converted, at any time after two years from the date of issuance. The conversion price is $12.90 based on a conversion premium of 120 percent of the market price of the Company's Common Stock at the time the transaction was negotiated. During the second quarter, the Company filed a Registration Statement on Form S-3 for the purpose of registering for resale the Common Stock issuable upon conversion of the Notes. Under the terms of the Note Purchase Agreement relating to the Notes, the Company must maintain certain financial ratios and compliance with other covenants. At September 30, 1998, the Company was out of compliance with the current ratio covenant. The Company received a waiver of compliance from Dresdner through the period ending September 30, 1998.

NOTE 5: SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------
Supplemental disclosure of cash flow information is as follows:

                                              Nine months ended September 30,
                                              -------------------------------
                                                 1998             1997
                                              -----------      ----------
Cash paid during the period for income taxes     $ 10             $ 10
Cash paid during the period for interest          330               40

NOTE 6: EARNINGS PER SHARE
--------------------------
Beginning December 31, 1997, basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standard No. 128, Earnings per Share (SFAS 128). Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. Basic EPS and diluted EPS are the same for all periods presented except for the three month period ended September 30, 1998 which includes the dilutive effect of 1,420 stock options.

At September 30, 1998, potentially dilutive securities that are not included in the diluted EPS calculation for the quarter and year to date periods ended September 30, 1998 because they would be antidilutive include 82 and 2,752 shares, respectively, issuable pursuant to stock options, 200 shares contingently issuable related to the acquisition of Gorilla Foods, Inc. and 1,163 shares issuable pursuant to the Company's convertible notes. At September 30, 1997, potentially dilutive securities that are not included in the diluted EPS calculation because they would be antidilutive include 2,484 shares issuable pursuant to stock options and 200 shares contingently issuable related to the acquisition of Gorilla Foods, Inc.

NOTE 7: RECLASSIFICATIONS
-------------------------
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Forward-Looking Statements; Risk Factors
----------------------------------------

Statements in this Form 10-Q that are not historical in nature are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from historical results or from any future results, performance, or achievements expressed or implied by the forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers should consider statements labeled with the terms "believes," "belief," "expects," intends," "anticipates" or "plans" to be uncertain and forward-looking. Important risks that could cause actual results, performance, or achievements to differ from those expressed or implied by the forward-looking statements include those described in Items 1 and 7 and those described elsewhere in the Company's Form 10-K Annual Report for the year ended December 31, 1997, as amended by Amendment No. 1. Given these risks and uncertainties, investors are cautioned not to place undue reliance on the forward-looking statements.

Results of Operations
---------------------
Net sales increased to $32.6 million in the third quarter of 1998 from $16.1 million in the third quarter of 1997 and to $71.4 million for the first nine months of 1998 compared to $39.8 million for the comparable period of 1997. The Company has increased its sales levels in its retail grocery, food service and club store channels. The increases are primarily related to increased unit sales in the Company's grocery channel as a result of the Company's emphasis on growing this channel and related national advertising campaign. In addition, the Company increased prices on certain products in its grocery channel an average of 7 percent in the fourth quarter of 1997. Even though the Company spent significantly less on advertising in the third quarter of 1998 than it spent in the second quarter of 1998, its net sales were higher in the third quarter than in the second quarter. The Company's market share in the grocery channel reached an all-time Company high of 56 percent during the third quarter of 1998 and averaged 50 percent during the quarter.

Gross margin increased to $16.2 million and $34.6 million, respectively (49.6 percent and 48.5 percent of net sales, respectively) for the three-month and nine-month periods ended September 30, 1998 from $8.2 million and $20.1 million, respectively (50.9 percent and 50.5 percent of net sales, respectively) for the comparable periods of 1997. The decreases in the gross margin percentage are primarily a result of start-up costs associated with the Company's new manufacturing facility in Clearfield, Utah. The improvement in gross margin during the third quarter of 1998 is primarily a result of decreasing start-up costs and increased manufacturing efficiencies at the Clearfield facility.

Sales and marketing expense increased to $14.5 million and $46.2 million, respectively (44.6 percent and 64.7 percent of net sales, respectively) for the three month and nine month periods ended September 30, 1998 compared to $7.8 million and $20.0 million, respectively (48.7 percent and 50.3 percent of net sales, respectively) for the three month and nine month periods ended September 30, 1997. The increase in spending in 1998 is primarily a result of costs associated with the Company's aggressive 1998 advertising plan, including a national television advertising campaign during the second and third quarters, and the introduction of new products into the retail grocery channel. The Company spent approximately $11.0 million on advertising during the first half of 1998 and $3.0 million on advertising during the third quarter of 1998.

General and administrative expense ("g&a") decreased to $0.9 million and $3.8 million, respectively (2.7 percent and 5.3 percent of net sales, respectively) for the three-month and nine-month periods ended September 30, 1998 compared to $1.3 million and $3.9 million, respectively (7.8 percent and 9.8 percent of net sales, respectively) for the three-month and nine-month periods ended September 30, 1997. The Company has been able to leverage its g&a while increasing sales, thereby decreasing g&a as a percentage of net sales. G&A in the third quarter of 1998 is lower than previous quarters of 1998 primarily due to the reversal of $0.5 million of employee bonuses that were accrued during the first and second quarters. The Company received a $240,000 insurance settlement in the first quarter of 1997 that effectively lowered that period's expenses.

Income (loss) from operations was $0.8 million and $(15.4 million), respectively, for the three-month and nine-month periods ended September 30, 1998, compared to a loss from operations of $0.9 million and $3.8 million, respectively, for the comparable periods of 1997.

Income taxes are based on an estimated rate of 37 percent for the nine-month period ended September 30, 1998 compared to the 32 percent rate used for the full year of 1997. The increase in the rate is primarily attributable to a decrease in meals and entertainment expense and non-deductible goodwill amortization in relation to the reported net loss of the Company.

Net income (loss) was $182,000 and $(10.4 million), respectively, for the three month and nine month periods ended September 30, 1998 compared to a net loss of $645,000 and $2.4 million, respectively, for the comparable periods of 1997. Both basic and diluted income per share were $0.02 (on 8,660,436 shares for basic and 10,080,486 for diluted) for the three month period ended September 30, 1998 compared to a basic and diluted loss per share of $0.08 (on 8,589,592 shares) for the three month period ended September 30, 1997. Both basic and diluted loss per share were $1.20 (on 8,638,841 shares), for the nine month period ended September 30, 1998 compared to a basic and diluted loss per share of $0.28 (on 8,576,798 shares) for the nine month period ended September 30, 1997.

Liquidity and Capital Resources
-------------------------------
At September 30, 1998, working capital was $11.3 million. In the first nine months of 1998, working capital decreased by $221,000 and the current ratio decreased to 1.5:1 from 3.0:1.

Cash and cash equivalents increased $427,000 from December 31, 1997 primarily due to the issuance of $15.0 million of convertible senior subordinated debt and receipt of $15.4 million in proceeds from the Company's line of credit facility, offset by $23.8 million used in operations and $5.5 million used for the purchase of property and equipment.

Accounts receivable increased $4.6 million to $12.7 million at September 30, 1998 from $8.1 million at December 31, 1997, due primarily to significant sales during the third quarter of 1998. Days sales outstanding increased to 35 at September 30, 1998 from 34 at December 31, 1997.

Inventories increased $5.2 million to $8.4 million at September 30, 1998 from $3.2 million at December 31, 1997 in order to support the increased level of sales in the third quarter of 1998. Inventory turned 7.9 times on an annualized basis during the third quarter of 1998 compared to 9.6 times on an annualized basis for the fourth quarter of 1997.

Capital expenditures of $3.9 million (net of amounts subsequently financed by sale/leaseback transactions) during the first nine months of 1998 resulted primarily from expenditures for equipment for the Company's new Clearfield, Utah production facility and information systems infrastructure. The Company estimates that capital expenditures will total approximately $4.6 million for 1998, with the remainder to be spent primarily for information systems infrastructure.

During March 1998, the Company completed a private placement of $15 million of 7 percent Convertible Senior Subordinated Notes (the "Notes") with Dresdner Kleinwort Benson Private Equity Partners LP ("Dresdner"). The Notes are convertible into shares of the Company's Common Stock at the option of Dresdner until maturity in 2003, at which time they will be due in full if not previously converted. The Company may also elect to redeem the Notes, if not previously converted, at any time after two years from the date of issuance. The conversion price is $12.90 based on a conversion premium of 120 percent of the market price of the Company's Common Stock at the time the transaction was negotiated. During the second quarter of 1998, the Company filed a Registration Statement on Form S-3 for the purpose of registering for resale the Common Stock issuable upon conversion of the Notes. Under the terms of the Note Purchase Agreement relating to the Notes, the Company must comply with certain covenants and maintain certain financial ratios as follows: current assets to current liabilities of at least 1.575 to 1.0, measured monthly; total liabilities to tangible net worth not to exceed 1.1 to 1.0, measured monthly; and a minimum fixed charge coverage ratio of 1.08 to 1.0, measured annually. At September 30, 1998, the Company was out of compliance with the current ratio covenant. The Company received a waiver of compliance from Dresdner through the period ending September 30, 1998.

In April 1998, the Company entered into a Business Loan Agreement (the "Agreement") with Bank of America NT & SA for a $10.0 million revolving line of credit, which expires July 1, 1999. In July 1998, the Agreement was amended to increase the maximum borrowing limit to $14.5 million. Interest is at the bank's reference rate or, at the option of the Company, at LIBOR plus 1.0 percentage points or the Offshore Rate (as defined) plus 1.0 percentage points. This facility also contains a provision for a $0.4 million letter of credit with a maximum maturity of March 31, 2000. The Agreement also provides for a separate $5.0 million revolving line of credit, which expires December 1, 1998. Interest on the revolving line of credit is at the bank's reference rate or, at the option of the Company, at LIBOR plus 2.0 percentage points or the Offshore Rate (as defined) plus 2.0 percentage points. The Agreement is secured by all equipment, inventory, receivables and other personal property owned by the Company. The Agreement contains certain covenants relating to the availability of financial information from the Company, as well as the maintenance of certain financial ratios and tests. At September 30, 1998, the Company was out of compliance with the current ratio and total liabilities to net worth covenants. The Company received a waiver of compliance from the bank through the period ended September 30, 1998. At September 30, 1998, the Company had $15.4 million outstanding under this Agreement at interest rates ranging from 6.3438 percent to 7.375 percent.

Year 2000
---------
PRODUCTS
The Company's products have all been determined to be Year 2000 compliant.

INFORMATION SYSTEMS
The Company utilizes, or will utilize by mid-1999, packaged application strategies for all critical information systems functions, which have all been certified to be Year 2000 compliant by the vendors. This includes enterprise software, operating systems, networking components, application and data servers, PC hardware, and core office automation software.

The Company is currently performing various component tests to verify full Year 2000 operational compliance and additional tests are planned. In addition to the information system component testing, the Company will conduct a systemwide test, to include all components from the desktop to the data center, to ensure that all of the compliant components can function properly as a whole. The focus of these tests will be to ensure that the Company's business processes run end-to-end with no Year 2000 errors or issues. The Company expects to have tested and ensured Year 2000 compliance for all critical information systems by August 31, 1999.

SUPPLIER AND CUSTOMER BASE
The Company has begun a Year 2000 supplier and customer audit program. As a part of this program, the Company plans to contact all of its critical suppliers and significant customers to inform them of the Company's Year 2000 expectations and to request copies of their compliance programs. The Company expects to complete its initial inquiries of third parties by January 1, 1999.

COST
The Company expects to incur no more than $150,000 of incremental costs to ensure Year 2000 compliance of its information systems. All system hardware and software upgrades already completed, or anticipated to be completed prior to the year 2000, were budgeted regardless of the Year 2000 issue.

The costs of the Company's Year 2000 identification, assessment, replacement and testing efforts and the dates for completion of such efforts are based on management's best estimates, which include assumptions regarding future events such as the continued availability of certain resources, the success of third-party compliance efforts, and other factors. Actual results may differ materially from management's expectations.

RISKS
Despite the Company's efforts to identify all internal systems with Year 2000 issues, it is likely that unexpected problems will arise. As with most businesses, the Company will also be at risk from external infrastructure failures that could arise from Year 2000 failures. It is possible; for example, that electrical power, telephone and financial networks across the nation will experience breakdowns in the days and weeks following January 1, 2000. There is also a real possibility of failures of key components in the national transportation infrastructure or delays in rail, over-the-road and air shipments due to failures in transportation control systems due to the Year 2000 problem. Investigation and assessment of risks associated with such ubiquitous and interconnected utility systems and transportation systems is beyond the resources of the Company.

The failure by the Company or third parties to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain of the Company's normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

The Company has not yet developed any contingency plans in regard to its internal systems, supplier or customer issues or any of the more global infrastructure issues. The Company expects to consider whether such plans are needed by mid-1999. This process will include identifying, assessing and developing plans for dealing with the most reasonably likely worst case scenario facing the Company.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   ----------------------------------------------------------

Not applicable.


                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

(a) The exhibits filed as a part of this report are listed below and this list is intended to comprise the exhibit index:

       Exhibit No.
       -----------
          3      1995 Restated Bylaws of Gardenburger, Inc., as amended April
                 21, 1998.(1)
          10.1   Second amendment dated January 1, 1998 to lease agreement dated
                 January 1, 1993, between Paul F. Wenner and Frank S. Card
                 (lessors) and Gardenburger, Inc. (lessee).(1)
          10.2   Business Loan Agreement, dated April 28, 1998, between Bank of
                 America NT & SA and Gardenburger, Inc.(1)
          10.3   Amendment No. 1 dated as of March 26, 1998, to Rights Agreement dated as of April 25, 1996, between Gardenburger, Inc. and
                 First Chicago Trust Company of New York.(1)
          10.4   Note Purchase Agreement dated as of March 27, 1998, between
                 Gardenburger, Inc. and Dresdner Kleinwort Benson Private Equity
                 Partners L.P.(1)
          10.5   Gardenburger, Inc. Convertible Senior Subordinated Note dated
                 March 27, 1998.(1)
          10.6   Registration Rights Agreement dated as of March 27, 1998,
                 between Gardenburger, Inc. and Dresdner Kleinwort Benson
                 Private Equity Partners L.P.(1)
          10.7   First Amendment, dated June 4, 1998, to Lease Agreement, dated
                 December 17, 1997 between BA Leasing & Capital Corporation and
                 Gardenburger, Inc.(2)
          10.8   First Amendment, dated July 24, 1998, to Business Loan
                 Agreement dated April 28, 1998, between Bank of America NT & SA and Gardenburger, Inc.(2)
          10.9   Lease Agreement between BA Leasing & Capital Corporation and
                 Gardenburger, Inc., dated as of May 28, 1998
          10.10  Lease Extension for Morrison Plaza Office Building, dated
                 September 11, 1998.
          10.11  Second Amendment, dated August 18, 1998, to Business Loan
                 Agreement dated April 28, 1998, between Bank of America NT & SA and Gardenburger, Inc.
          27     Financial Data Schedule
          99     Description of Common Stock of Gardenburger, Inc.(1)

(1) Previously filed with the Company's Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 15, 1998 and is incorporated herein by reference.
(2) Previously filed with the Company's Form 10-Q for the quarter ended June 30, 1998, as filed with the Securities and Exchange Commission on August 12, 1998 and is incorporated herein by reference.

(b)  Reports on Form 8-K:
     There were no reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 5, 1998         GARDENBURGER, INC.


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