Form 10-K/A
period 1997-12-31
GARDENBURGER INC
filed 1998-12-04
CIK 859735

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-K/A


                               AMENDMENT NO. 2 TO
       [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended: December 31, 1997

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

================================================================================

                               GARDENBURGER, INC.
                 1997 FORM 10-K AMENDMENT NO. 2 TO ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----


                                     PART II

Item 8.   Financial Statements and Supplementary Data                       2


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K   3

Signatures                                                                  4

















This Amendment No. 2 to Form 10-K/A to Gardenburger, Inc.'s 1997 Annual Report is being filed to revise note 1 to the Company's financial statements to include additional disclosures relating to the Company's accounting treatment for slotting fees paid to retail grocers.

                                     PART II

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  December 3, 1998
                                GARDENBURGER, INC.


                                By: /s/ Richard C. Dietz
                                    ----------------------------
                                    Richard C. Dietz
                                    Executive Vice President and
                                    Chief Financial Officer

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


SLOTTING FEES
Slotting fees associated with a new product or new territory are initially recorded as an asset and the related expense is recognized ratably over the 12-month period beginning with the initial introduction of the product. Slotting agreements refer to oral arrangements pursuant to which the retail grocer allows the Company's products to be placed on the store's shelves in exchange for a slotting fee. If a slotting fee agreement were breached, the Company would pursue available legal remedies to enforce the agreement as appropriate.


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