Form 10-K
period 1998-12-31
GARDENBURGER INC
filed 1999-04-01
CIK 859735

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended: December 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)
                             ----------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $70,744,520 as of February 26, 1999 based upon the last closing price as reported by the Nasdaq National Market System ($11.00).

The number of shares outstanding of the Registrant's Common Stock as of February 26, 1999 was 8,755,561 shares.

                               ------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement for its 1999 Annual Meeting of Shareholders.
================================================================================

                               GARDENBURGER, INC.
                          1998 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----
                                     PART I

Item 1.  Business                                                         2

Item 2.  Properties                                                      13

Item 3.  Legal Proceedings                                               14

Item 4.  Submission of Matters to a Vote of Security Holders             14

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters
                                                                         14

Item 6.  Selected Financial Data                                         15

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
                                                                         15

Item 7A. Quantitative and Qualitative Disclosures About Market Risk      24

Item 8.  Financial Statements and Supplementary Data                     25

Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                             25


                                    PART III

Item 10. Directors and Executive Officers of the Registrant              26

Item 11. Executive Compensation                                          26

Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                                  26

Item 13. Certain Relationships and Related Transactions                  25

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                                     27

Signatures                                                               28

                                     PART I

ITEM 1.  BUSINESS
-------  --------

COMPANY OVERVIEW
Gardenburger, Inc. (the "Company") is the leading producer and marketer of branded veggie burgers. The Company's Gardenburger(R) product line, featuring the grain-based original Gardenburger veggie burger, is the number one national brand in market share in the retail grocery, food service, club store and natural foods channels of distribution. The Company's net sales grew to $100.1 million for the year ended December 31, 1998, a 76% increase over the same period of 1997.

As a result of innovative product development and its consumer and trade marketing, the Company has emerged as the leader in the rapidly growing veggie burger segment of the meat alternative category, which is one of the fastest growing categories in the food industry. By making the Gardenburger brand the premier name in this market segment and establishing broad distribution of its products, the Company believes it is well-positioned to benefit as the veggie burger increasingly becomes a mainstream consumer product.

The Company's objective is to be the leading provider of veggie burgers in the four primary distribution channels in which the Company distributes its products--retail grocery stores; food service, including restaurants, universities and other commercial outlets; club stores; and natural foods outlets. The Company currently distributes its products through more than 26,000 retail outlets, 35,000 food service outlets, 600 club store locations and 4,000 natural foods stores.

In 1997, the Company began a strategic initiative to penetrate the retail grocery channel, which is the largest channel of distribution. At that time, the Company had approximately 20,000 retail grocery placements of its products, representing an all commodity volume ("ACV")1 penetration of 30%, and an average of 1.8 product variations available in each retail outlet. Each product line is commonly referred to as a stock keeping unit ("SKU"). As of December 31, 1998, there were over 143,000 retail grocery placements of the Company's products in more than 26,000 grocery stores, representing an ACV penetration level of 89%, with an average of 5.4 SKUs per store. This rapid expansion in the availability of the Company's products occurred following an aggressive national television advertising campaign in 1998. According to A.C. Nielsen Scantrack, there was a 203% increase in consumer purchases of the Company's veggie burgers in retail grocery stores in 1998 compared to 1997, and these additional purchases represent 81% of the unit volume increase in total veggie burger sales through the retail grocery channel since January 1, 1998.

The Company was organized in 1985 under the name Wholesome & Hearty Foods, Inc. and completed its initial public offering in 1992. The Company changed its name to Gardenburger, Inc., in October 1997. The Company's Common Stock currently trades on the National Market Tier of The Nasdaq Stock Market under the symbol "GBUR."

-------------------------------
1 All commodity volume compares the total sales volume of the stores carrying the Company's products to the total sales volume throughout the retail grocery channel.

GROWTH STRATEGY
The Company's objective is to capitalize on what it believes to be a significant growth opportunity for veggie burgers by increasing household penetration, consumer usage and product distribution throughout all channels of distribution. Accordingly, the Company's growth strategy consists of the following key elements:

CONTINUE TO LEAD MAINSTREAMING OF VEGGIE BURGERS. The Company believes that its national advertising efforts have acted as a significant catalyst for the conversion of the veggie burger from a niche to a mainstream product. The Company has captured 81% of the unit volume increase in total veggie burger sales in the retail grocery channel since January 1, 1998. The Company intends to continue its efforts to capture a substantial share of the expected growth in veggie burger sales.

CAPTURE THE VEGGIE BURGER SEGMENT. The Company's goal is to make the Gardenburger brand the premier name in the meat alternative category. By doing so, the Company believes it can maximize its share of this category on a long term basis and sustain the premium pricing levels associated with category-leading branded products. The Company's objective is for consumers to associate the Gardenburger brand name with the veggie burger in the way consumers associate Campbell's with soups, Heinz with ketchup and Gatorade with sports drinks.

INCREASE CONSUMER AWARENESS, TRIAL AND USAGE TO ACCELERATE CATEGORY LEADERSHIP. The Company believes that increased consumer awareness, trial and usage are the keys to achieving significant growth among mainstream consumers and to establishing the Gardenburger line as the brand of choice in the veggie burger segment. The Company, therefore, is committed to building consumer demand for its products through aggressive investments in national television and print advertising, in-store sampling, coupon promotion and other marketing techniques.

PENETRATE MULTIPLE DISTRIBUTION CHANNELS. The Company is already the leader in the retail grocery, food service, club store and natural foods distribution channels, although it is most dominant in the retail grocery channel. The Company's goal is to expand its leadership position in the retail grocery channel and substantially improve upon its current 46% market share while also focusing on further penetration of the food service and club store channels. In addition, the Company believes other distribution channels, such as vending and convenience stores, present growth opportunities. The Company believes that its leadership in multiple distribution channels will allow it to achieve economies of scale in manufacturing and advertising.

LEVERAGE NEW PRODUCT INTRODUCTIONS TO REINFORCE BRAND SUPERIORITY. The Company intends to continue to improve its existing products as well as to develop new product varieties. In March 1998, the Company introduced three new gourmet flavors of its veggie burger. Two of these flavors, Gardenburger Savory Mushroom(TM) and Gardenburger Fire Roasted Vegetable(TM), are currently ranked in the top five in veggie burger sales in the retail grocery channel. The Company believes that innovative product improvements and new product introductions will support the Company's efforts to increase its shelf space in retail grocery stores and reinforce the Gardenburger brand.

The Company believes that continued revenue growth can be achieved and sales growth maintained if it continues to advertise and promote its products at current levels. Consumer demand may not increase or may even decline without renewed advertising and promotional efforts. In addition, the Company has a limited operating history and limited experience relating to the long-term effect of advertising and promotional activities (like coupons and other trade promotions) on sales levels. It is possible that consumers who originally buy during a trade promotion may not continue to purchase the Company's products without incentives. A failure to attract repeat customers or an inability to continue current advertising and promotional levels could lead to a decrease in sales growth or even reduced sales.

Consistent with its growth strategy, the Company has experienced rapid growth, which places and will continue to place significant demands on the Company's management, administrative, operating and financial resources. The Company's future performance and profitability will depend in large part on its ability to continue to execute its growth strategy, adapt to and continue to foster its rapid growth, retain and continue to attract qualified employees, and successfully implement enhancements to its internal information systems and adapt those systems, as necessary, to respond to expansion of its business.

PRODUCTS
The Company is committed to offering healthy, great tasting and convenient meatless food choices to consumers. The Company's principal products are veggie burgers, either veggie-grain based or soy based, which are currently offered in eight flavors. The Company also offers specialized products in certain channels, including Gardenburger Sub(R), GardenSausage(R) and GardenVegan(R).

The Company's recipes for its products are proprietary although they contain commonly known ingredients. Veggie-grain based burgers contain fresh mushrooms, brown rice, onions, rolled oats, low-fat cheeses, bulgur wheat, egg whites, natural seasonings and spices and contain no artificial additives. Soy based burgers are seasoned to taste like ground beef. All of the Company's veggie burgers are considerably lower in fat and calories than hamburgers of comparable weight.


                                                 2.5 OZ. VEGGIE-GRAIN BASED PRODUCTS

                                                          CHARACTERIZING
PRODUCT                              DESCRIPTION          INGREDIENTS                     LOW/NO FAT     CALORIES
------------------------------------ -------------------- ------------------------ ------------------- --------------

Gardenburger(R)Original              Veggie-grain based   Mushrooms, brown rice,             Low fat        130
                                     burger               onions, rolled oats and
                                                          low-fat cheese

Gardenburger                         Spicy, Mexican       Red and black beans,               Low fat        120
Zesty Bean(R)                        flavor burger        Anaheim chilies, red
                                                          and yellow bell
                                                          peppers, cilantro

Gardenburger Veggie Medley(R)        Vegetable emphasis   Soy cheese, broccoli,              No fat         100
                                     burger               carrots, red and
                                                          yellow bell peppers

*Gardenburger Savory Mushroom(TM)    Gourmet burger       Portabella mushrooms,              Low fat        120
                                                          wild rice

*Gardenburger Fire Roasted           Gourmet burger       Roasted garlic,                    Low fat        120

*Gardenburger Classic Greek(TM)      Gourmet burger       Kalamata olives, feta              Low fat        120
                                                          cheese

                                                     2.5 OZ. SOY BASED PRODUCTS

                                                          CHARACTERIZING
PRODUCT                              DESCRIPTION          INGREDIENTS                   LOW/NO FAT       CALORIES
------------------------------------ -------------------- ------------------------ ------------------- --------------

Gardenburger Hamburger Style(R)      Hamburger analog     Soy, wheat gluten              No fat              90
                                     burger

Gardenburger Hamburger Style(R)with  Hamburger analog     Soy, wheat gluten,             Low fat            110
Cheese                               burger               mozzarella and cheddar
                                                          cheese

--------------------------

* MARCH 1998 NEW PRODUCT INTRODUCTIONS.


All of the Company's products are frozen. The Company believes that its colorful product packaging, which features recipes and prominent Gardenburger script logo on all sides of the package, contributes to brand recognition and easy consumer identification of Gardenburger products, and is superior to that of its competitors.

Gardenburger veggie burgers sold in retail grocery stores weigh 2.5 ounces and come in boxes of four or bags of eight. Gardenburger veggie burgers sold in the food service channel are available in both 3.4-ounce and 5-ounce sizes. Gardenburger veggie burgers are distributed to club stores in packages of 15 burgers of 3.4 ounces each.

DISTRIBUTION
The Company primarily distributes its products into four channels: retail grocery, food service, club stores and natural foods stores. In addition, it recently began distribution in the vending channel.

RETAIL GROCERY. Beginning in 1997, the Company began aggressively expanding distribution of its veggie burgers in the retail grocery channel, and Gardenburger veggie burgers can now be found in more than 26,000 grocery stores. The Company's ACV penetration in the U.S. retail grocery channel has risen from less than 30% at the beginning of 1996, with an average of 1.8 SKUs, to an ACV penetration of 89% as of December 31, 1998, with an average of 5.4 SKUs. The Company has increased its retail grocery placements from approximately 20,000 at the beginning of 1997 to over 143,000 as of December 31, 1998. The Company's products are currently carried in most major U.S. retail grocery chains.

FOOD SERVICE. The Company distributes its products to more than 35,000 food service outlets throughout the U.S. and Canada, including restaurant chains such as Applebee's, Denny's, Fuddruckers, Marie Callenders, Red Robin, Subway and T.G.I. Friday's. In many of these restaurants, the Gardenburger brand name appears directly on the menu. Additional points of food service distribution include academic institutions, hotels and other outlets, including amusement parks and sports stadiums. In the United States, there are approximately 800,000 outlets in the food service channel. The Company relies primarily on distributors such as Sysco for distribution to this channel.

CLUB STORES. The Company's products are distributed to club stores with over 600 locations, including Costco and Sam's Club. The Company relies on Norpac Food Sales, Inc. as its broker in this channel. Currently, these stores carry the Gardenburger Original veggie burger in the 3.4 ounce food service size, and the Company recently introduced the Gardenburger Hamburger Style in a number of these stores.

NATURAL FOODS. The Company's products are distributed to more than 4,000 natural food stores, including Whole Foods and Wild Oats. The Company utilizes food brokers that specialize in natural foods stores.

The Company's ability to expand distribution in each of the described channels will depend in part on consumer preferences, and to a certain extent on continuation of the current trends of health awareness, emphasis on a reduced fat diet and reduced consumption of red meat, as well as safety concerns associated with red and white meat. There is always a risk that further development of low fat red or white meat products or technological advances that limit food-borne disease risks may lead to a change in consumer preferences and reduce demand for meat replacement products. Demand for the Company's products may be adversely affected by such changes, which may occur rapidly and without warning. Because of the Company's dependence on a single product line, any change in consumer preferences or increase in competition in the veggie burger market segment wold adversely affect the Company's business to a greater degree than if it had multiple product lines.

The Company sells its products in North America primarily through approximately 60 independent, commissioned food brokers and 500 active distributors. The retail food brokers have close working relationships with the leading grocery chains, club stores and natural food stores and arrange for sales of Gardenburger products, which the Company then ships directly to the retailers' warehouses. Products sold into the food service channel are purchased from the Company by distributors who arrange for shipment by temperature-controlled truck to their frozen storage warehouses in principal cities in the United States and Canada for distribution to food service outlets. The Company has no long-term contracts with its food brokers and distributors and occasionally changes brokers or distributors in an effort to increase coverage in a geographic region. The Company could experience a substantial temporary or permanent decline in net sales if one or more of the Company's major food brokers or distributors were to discontinue handling the Company's products, go out of business or decide to emphasize distributing products of the Company's competitors.

The following table lists selected retailers, distributors and food service outlets that offer the Company's products for sale to consumers:

             Retail                                  Food Service
             ------                                  ------------

GROCERY                                 RESTAURANTS
A&P                                     Applebee's
Albertsons                              Damon's
Buttrey's                               Denny's
Dominick's                              IHOP
Food Lion                               Jeremiah's
Fred Meyer                              Lyons
Giant Eagle                             Peppermill
Giant Food                              Red Robin
HEB                                     Sizzler
Jewel                                   Subway
Kroger                                  T.G.I. Friday's
Meijers
Publix Super Markets                    HOTELS
Ralph's                                 Holiday Inn
Safeway                                 Marriott
Thriftway                               Sheraton
Von's
Winn-Dixie                              UNIVERSITIES
                                        Stanford
NATURAL FOODS                           UCLA
Wild Oats                               University of California, Berkeley
Whole Foods                             Harvard
                                        MIT
CLUB STORES
Costco                                  SPORTS/ENTERTAINMENT
Sam's Club                              Dodger Stadium
                                        Yankee Stadium
DISTRIBUTORS                            Rose Garden
Sysco                                   Six Flags
Rykoff-Sexton                           Universal Studios

Prior to 1997, the Company focused primarily on distribution of its products in the Western United States. However, following the Company's 1998 marketing campaign and in connection with the Company's penetration into the retail grocery channel, product sales have become increasingly broad-based:

                                         % OF NET SALES
                                         --------------
REGION                         1998                           1997
------                         ----                           ----
Northeast                       30%                            25%
Southwest                       29%                            33%
Midwest                         14%                            11%
Northwest                       12%                            16%
Southeast                       12%                            11%
Canada                           3%                             4%
                               ----                           ----
                               100%                           100%

To date, the Company has focused its sales efforts primarily in North America, and international sales have not been material. The Company believes, however, that opportunities exist for international distribution of Gardenburger products.

SALES AND MARKETING
SALES. The Company's sales objective is to maintain its veggie burgers as the number one brand in the retail grocery, food service, club store and natural foods store channels. The Company's use of regional food brokers as its representatives allows it to maintain contact with the nation's major retail grocery chains and food service outlets without a large internal sales force. Brokers are paid sales commissions on all volume sold. Commission rates as a percentage of net sales have declined as the Company has grown.

The Company's Vice President of Retail Sales and Senior Vice President of Food Service Sales and Marketing, located in Portland, Oregon and Chicago, Illinois, respectively, coordinate the Company's sales efforts. The Company's regional sales force, located strategically in the Company's primary geographic sales regions and in proximity to its brokers, is divided into a food service division and a retail grocery division. The regional sales managers, who joined the Company from major food products companies such as Campbell's, Nestle, Quaker Oats and Sara Lee, have substantial sales and industry experience. These regional sales managers coordinate the efforts of the food brokers and distributors.

MARKETING. The Company's primary marketing objective is to build awareness of the veggie burger in general and the Gardenburger brand in particular in order to increase the market for veggie burgers and to make the Gardenburger brand the premier name in the veggie burger segment. The Company spent $14 million on advertising in 1998. Advertising and marketing strategies are directed by the Company's Vice President of Marketing and developed in collaboration with an outside advertising agency. The Company advertises through a wide variety of media, including television, print, restaurant menus and point-of-sale displays. Any decrease in planned advertising expenditures would adversely effect the Company's ability to execute its marketing strategy.

In 1998, the Company undertook a significant national television ad campaign, featuring three animated commercials, some of which aired during prime-time on NBC, CBS, Fox and selected cable networks. The pinnacle of this campaign was a 30-second spot that aired during the final episode of "Seinfeld" in May 1998. This spot received national attention prior to airing, including articles in THE WALL STREET JOURNAL and news stories on NBC Nightly News with Tom Brokaw and CNN Financial News.

Print advertisements for the Gardenburger brand have appeared in a number of magazines with national circulation. In 1998, the Company used five different "cartoon" print ads.

During 1998, the Company's marketing included four free-standing newspaper inserts with coupons, which appeared throughout the United States. The Company also invested heavily in grocery trade programs to support its rapid distribution gains and to encourage trial of the Company's products, including product demonstrations, introductory allowances and temporary price reductions. The Company expects investment in trade programs to decline as a percentage of net sales because the Company intends to increase its reliance on advertising and couponing, which the Company believes will create more consumer awareness, trials and usage than trade programs.

The Company introduced a new coupon promotion at the beginning of 1999, which it plans to follow with a renewed television advertising campaign in the spring. Although the Company's 1998 advertising efforts resulted in substantially increased net sales, there is no assurance that this trend can be sustained, that the planned campaign will occur or be successful, or that the Company can maintain current net sales levels.

RESEARCH AND DEVELOPMENT
The Company's research and development activities are focused on the development of new varieties of the Gardenburger(R) veggie burger and the improvement of existing flavors, as well as improvement and increased efficiency in the manufacturing process. In addition to its permanent R&D staff, the Company involves other employees as well as outside consultants on an as-needed basis for specific projects. The Company's R&D staff developed the Gardenburger Hamburger Style(R) and the three gourmet flavors of veggie burgers introduced in March 1998, two of which were ranked in the top five in sales in the veggie burger category in the retail grocery channel. Several new Gardenburger varieties are currently under development, with introductions planned in 1999. The Company conducts its research and development activities in its facilities in both Portland, Oregon and Clearfield, Utah.

In 1998 and 1997, the Company spent approximately $1,121,000 and $565,000, respectively, on research and development activities. In 1996, the Company spent approximately $1.0 million on such activities, including $612,000 of acquired in-process research and development in connection with its acquisition of Gorilla Foods, Inc.

MANUFACTURING
The Company historically produced its line of veggie burgers using a batch process in its Portland, Oregon plant. Beginning in February 1998, the Company began assembly-line production at a second facility, located in Clearfield, Utah, near Salt Lake City. The Company operates the Clearfield plant under a five-year lease, with an option to renew for two successive five-year terms.

The 120,000 square-foot Clearfield facility handles multiple manufacturing lines for the Company's products. The first line commenced operations in early 1998. A second line is scheduled to begin producing at full capacity by April 1999. The Company has announced plans to discontinue production at its Portland facility as of April 30, 1999. The Company believes the Clearfield facility, once fully operational, will be able to support up to approximately $240 million of annual net sales at current price levels. Clearfield, Utah is a more central location than Portland, Oregon, with better distribution routes.

The production process involves cleaning, chopping and mixing the ingredients, then forming, baking and quick-freezing the veggie burgers and finally packaging them. The Company's manufacturing process in its Clearfield facility is highly automated, mixing and baking products in assembly-line fashion with minimal human interaction. The Clearfield facility also utilizes newly-developed, proprietary ovens that quickly cook the products. Products are shipped fully cooked, frozen and packaged via temperature controlled truck to distributors throughout North America and by temperature controlled container to Europe.

A significant disruption in the Clearfield facility's production capacity as a result of, for instance, fire, severe weather, regulatory actions, work stoppages or other factors could disable the Company's capacity to manufacture its products. In addition, if the second production line does not operate as efficiently as expected, the Company would not be able to manufacture its products at planned levels. If Gardenburger veggie burgers became less available, consumers may switch to another brand of veggie burger and grocery stores may reduce shelf space allocated to the Company's products. Any significant disruption in manufacturing would likely have a material adverse effect on the Company's results of operations and financial condition.

COMPETITION
The market for veggie burgers and other meat alternative products is highly competitive. The Company's products compete primarily on the basis of taste, quality of natural ingredients, ease of preparation, availability, price, consumer awareness and brand preference.

The Company believes that its products compare favorably to those offered by its competitors. The Company prices its products competitively or at a slight premium to its primary competitors. The calorie and fat content of Gardenburger(R) products is generally equivalent to that of competitors' products.

The Company believes that its principal competitors are Worthington Foods, Inc., which distributes its products under the "Morningstar Farms" label to the food service and retail grocery channels, and Boca Burger, Inc., which distributes soy-based meat analog burgers primarily in the retail grocery and natural food channels. Recently, Worthington Foods acquired the "Harvest Burger" brand from Archer Daniels Midland and began marketing and selling the brand in early 1999. Previously, Harvest Burger was marketed and sold by Pillsbury under the "Green Giant" brand name pursuant to a joint venture with Archer Daniels Midland. In addition, other major national food products companies could decide to produce veggie burgers at any time in the future.

The Company's products also compete indirectly with low fat meat products, such as ConAgra's Healthy Choice 96 percent Extra Lean Ground Beef burger, and chicken or turkey based low fat products distributed by several large companies such as Tyson Foods, and with frozen, mass-produced low calorie/low fat entrees, including national brands such as Healthy Choice, Lean Cuisine and Weight Watchers. These products are produced by large companies with substantially greater financial resources, name recognition and marketing experience than the Company.

SIGNIFICANT CUSTOMERS
NORPAC Food Sales ("Norpac") accounted for approximately 13.6 percent of the Company's 1998 revenue and, at December 31, 1998, accounted for 7.6 percent of the outstanding accounts receivable balance. NORPAC has been a significant customer of the Company for several years, and its loss could have a material adverse effect on the Company's business.

SOURCES OF SUPPLY
The Company uses natural ingredients such as mushrooms, oats, rice, onions, and egg whites. These are common agricultural items typically available in most parts of the United States. In addition, the Company uses packaging and other materials that are common in the food industry. As a result, the Company believes, but cannot assure, that its sources of supply are reasonably reliable and that the Company is at no greater risk regarding supply issues than other similar food processors and producers.

EMPLOYEES
As of December 31, 1998, the Company had approximately 320 full-time equivalent employees, including 70 employees at its headquarters in Portland, 90 at its Portland production facility, and 160 at its Clearfield facility. In March 1999, the Company announced the closure of the Portland facility, resulting in the termination of approximately 75 employees by April 30, 1999. None of the Company's employees is subject to a collective bargaining agreement, and the Company considers its relations with its employees to be excellent.

INTELLECTUAL PROPERTY
The Company has approximately 19 U.S. registered trademarks, including "Gardenburger," "Gardenburger Hamburger Style," "Gardenburger Sub" and "GardenSausage." The Company has registered certain trademarks in Australia, Canada, France, Germany and the United Kingdom, along with other smaller countries, and applied for registration of certain trademarks in various other foreign countries, including but not limited to Japan, Mexico and Thailand.

The Company actively monitors use of its trademarks by food service customers and others and takes action it believes appropriate to halt infringement or improper usage. The Company defends its intellectual property aggressively and, from time to time, has been engaged in infringement protection activities. Nonetheless, in the event third parties infringe or misappropriate the Company's trademarks, the Company may have to incur substantial costs to protect its intellectual property or risk losing its rights. Any large expenditure or loss of rights could have a material adverse effect on the Company's business.

The Company generally does not hold any patents covering its recipes or production methods and, therefore, can protect them only as trade secrets. Some or all of these trade secrets could be obtained by others or could enter the public domain, which could place the Company at a competitive disadvantage.

MANAGEMENT INFORMATION SYSTEMS
The Company currently utilizes a number of computer systems in its business. These include the Cimpro system that handles inventory control, order entry and accounts payable functions; a DOS-based general ledger system; and an electronic data interchange ("EDI") system currently used primarily to provide order confirmation and other historical information to some food brokers and distributors.

The Company is upgrading its existing systems by replacing the Cimpro, general ledger, and EDI systems with a single Baan enterprise resource planning system. This upgrade is scheduled for completion by mid-1999 and is expected to meet the Company's information systems needs for the next several years. In addition to integrating manufacturing, sales and accounting functions, the new Baan system will increase the availability of real-time information for management analysis and use in operations. The Baan system will enhance the Company's production planning (planning of raw material purchases) and demand forecasting (matching supply to distribution centers with order volume) capabilities. The Baan system also includes pallet tagging, bar coding and scanning applications that will facilitate tracking of raw materials and finished goods through the Company's manufacturing operation. The new system should enable the Company to expand its use of EDI if desired by customers and suppliers, which the Company believes will expedite order entry, payment and cash collection processes.

The Company's Utah manufacturing facility is highly automated, using a number of computerized process level controllers. The Company is considering implementing a manufacturing enterprise system to further facilitate integration of manufacturing information with information available through the Baan system.

GOVERNMENT REGULATION
The manufacturing, packaging, storage, distribution and labeling of food products are subject to extensive federal and state laws and regulations. The Food and Drug Administration (the "FDA") has issued regulations governing the ingredients that may be used in food products, the content of labels on food products and the labeling claims that may be made for foods. Foods may only include additives, colors and ingredients that are either approved by the FDA or generally recognized as safe. Gardenburger(R) veggie burgers must be manufactured in compliance with the FDA's current Good Manufacturing Practice regulations applicable to food.

Regulators have broad powers to protect public health, including the power to inspect the Company's products and facilities, to order the shutdown of a facility or to seize or stop shipment of the Company's products and order a recall of previously shipped products, as well as the power to impose substantial fines and seek criminal sanctions against the Company or its officers. The Company does not currently carry insurance against the cost of a product recall, and a significant recall would have an adverse effect on the Company's business and financial condition. In addition, negative publicity may result if regulators take any of the foregoing actions against the Company or if the Company were to voluntarily recall products to avoid regulatory enforcement.

INSURANCE
The Company maintains insurance against various risks related to its business. This includes property and casualty, business interruption, director and officer liability, food spoilage, products liability (but not product recalls) and workers' compensation insurance. The Company currently maintains $2 million of product liability insurance coverage and $20 million of general umbrella coverage. The Company considers its policies adequate to cover the major risks in its business, but there can be no assurance that this coverage will be sufficient to cover the cost of defense or damages in the event of a significant product liability claim.

ITEM 2.  PROPERTIES
-------  ----------

The Company leases approximately 19,000 square feet of administrative office space at 1411 SW Morrison, Suite 400 in Portland, Oregon, pursuant to a two-year extension to its original lease that terminates on December 31, 2000. Current monthly rent is approximately $24,100.

The Company leases 15,000 square feet of distribution space at 215 SE Stark, Portland, Oregon under a month-to-month lease that is terminable on two months' notice. Rental on the Stark Street facility is $9,000 per month in 1999.

The Company leases additional space for research and development and production at 1416 S.E. Eighth Avenue in Portland, Oregon. The facility is leased pursuant to a one-year lease agreement from Frank S. Card, a shareholder of the Company, at a rental rate of $2,700 per month, which the Company considers to be consistent with rental rates charged by unaffiliated property owners in the same market area. The lease term expires on December 31, 1999. The Company has an option to renew the lease for an additional one-year term.

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

The Company recently entered into a lease for 16,000 square feet of storage space at the Freeport Center in Clearfield. The lease commenced February 15, 1999 and will expire December 31, 2002. The Company has an option to renew the lease for an additional three-year term. The monthly rent for the storage space is $3,200.

The Company owns 40,000 square feet of production facilities at 1005 S.E. Washington Street, Portland, Oregon, and a 1,200 square foot annex at the same location. The Company has announced plans to sell this facility in connection with the closure of its Portland production plant.

The Company owns approximately 18 acres of land near the Portland Airport. The property was originally purchased as a site for expansion of the Company's manufacturing capabilities, but is no longer needed for this purpose since the lease of the Clearfield facility. The Company is currently marketing this property for sale.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

There are currently no material, pending legal proceedings to which the Company or its subsidiaries are a party. From time to time, the Company becomes involved in ordinary, routine or regulatory legal proceedings incidental to the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  ---------------------------------------------------------------------

The Company's Common Stock trades on the National Market tier of The Nasdaq Stock Market under the symbol GBUR. The Common Stock traded under the symbol WHFI until October 17, 1997, when the symbol was changed to GBUR in connection with the change in the Company's name from Wholesome & Hearty Foods, Inc. to Gardenburger, Inc.

The high and low sales prices for the two years in the period ended December 31, 1998 were as follows:

           1997                              High               Low
           -------------------------      ----------         --------
           Quarter 1                      $    7.13          $  6.00
           Quarter 2                           8.50             6.63
           Quarter 3                          10.13             7.13
           Quarter 4                          12.00             8.13

           1998                              High               Low
           -------------------------      ----------         --------
           Quarter 1                      $   13.88          $  8.00
           Quarter 2                          16.13            10.13
           Quarter 3                          15.13             9.25
           Quarter 4                          13.75             8.63

The number of shareholders of record and approximate number of beneficial shareholders at March 5, 1999 was 683 and 10,650, respectively.

There were no cash dividends declared or paid in 1998 or 1997. The Company does not anticipate declaring cash dividends in the foreseeable future. The Company may not, without the consent of Dresdner Kleinwort Benson Private Equity Partners, LP ("Dresdner") declare or pay any dividends or make any distributions with respect to its capital stock or other equity securities to the extent that at least $5,000,000 in principal amount remains outstanding under the Company's convertible senior subordinated notes and Dresdner owns a majority of the then outstanding principal amount.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------


IN THOUSANDS:
EXCEPT PER SHARE AMOUNTS                          1998            1997          1996             1995           1994
------------------------------------------     ------------     ----------    ----------      -----------    -----------

STATEMENT OF OPERATIONS DATA
Net sales                                      $   100,120      $  56,837     $  40,527       $   36,818     $   24,448
Gross margin                                        49,550         29,601        20,621           18,720         13,057
Sales and marketing expense                         58,513         26,191        13,583           11,151          6,357
General and administrative expense                   5,387          5,471         4,963            3,871          2,397
Operating income (loss)                            (14,350)        (2,061)        1,463            3,698          3,591
Net income (loss)                              $   (10,042)     $  (1,393)    $   1,063       $    2,510     $    2,391
Basic net income (loss) per share              $     (1.16)     $   (0.16)    $    0.13       $     0.33     $     0.32
Diluted net income (loss) per share            $     (1.16)     $   (0.16)    $    0.12       $     0.29     $     0.28

BALANCE SHEET DATA
Working capital                                $     7,354      $  11,504     $  13,393       $   11,978     $   11,037
Total assets                                        55,048         26,470        24,934           19,325         15,320
Shareholders' equity                                10,926         19,839        20,979           16,955         14,028

GROWTH INDICATORS (UNAUDITED)
Net sales growth                                       76%            40%           10%              51%            83%
Operating income growth (decline)                     n/a            n/a           (60%)              3%            35%
Net income growth (decline)                           n/a            n/a           (58%)              5%            56%
Diluted net income per share growth
(decline)                                             n/a            n/a           (59%)              4%            47%


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

GENERAL

FORWARD-LOOKING STATEMENTS
This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve known and unknown risks and uncertainties. The Company's actual results, performance, or achievements could differ materially from historical results or from any future results anticipated by the forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers should consider statements containing words like "believes," "expects," "intends," "anticipates" or "plans" to be uncertain and forward-looking. Important risks that could cause actual results, performance or achievements to differ from those expressed or implied by the forward-looking statements are described below and elsewhere in this Form 10-K. Investors are cautioned not to place undue reliance on the forward-looking statements.

The Company's net sales are attributable almost entirely to the Gardenburger(R) veggie burger (and related veggie patty products). If demand for the Gardenburger veggie burger declines or does not increase at the rate currently anticipated, whether as a result of competition, lower consumer demand or other unforeseen events, the Company's business will be adversely affected to a greater degree than if it had multiple product lines. In addition, the Company has experienced a large increase in net sales over the past year due in large part to substantial expenditures on advertising during 1998. Consumer demand may not continue to increase or may even decline without renewed advertising and marketing expenditures, and there is no guarantee that current sales increases can be maintained. Any decrease in the Company's net sales levels may lead to reductions in the amount of shelf space allocated to the Company's products at grocery stores, or menu space devoted to such products at food service outlets, thereby compounding the difficulty of continuing current growth trends, and even current sales levels. The Company plans to continue advertising and other promotions in 1999 with expenditures similar to those in 1998, but there is no assurance that sufficient funds will be available to support such advertising or that future advertising will be as successful in generating new sales as the Company's 1998 campaign.

Over the past two years, the Company has incurred significant operating and net losses due largely to its efforts to penetrate the retail grocery channel and to mainstream its veggie burger products through extensive advertising and other marketing expenditures. Continued growth of the Company's business will require significant additional working capital to support the Company's planned advertising campaign. The Company has some funds available under its existing revolving lines of credit, but amounts available for borrowing thereunder are insufficient to support the Company's discretionary marketing spending. As a result, the Company has entered into an agreement with an investor group to sell $32.5 million of convertible preferred stock. See "Liquidity and Capital Resources" below. The Company's inability to maintain adequate sources of funding would cause the Company to significantly curtail its strategic plans and could lead to decreased sales growth or even a reduction in sales.

The Company has significant outstanding indebtedness to Bank of America N.T. & S.A. ("Bank of America") and Dresdner Kleinwort Benson Private Equity Partners LP ("Dresdner"). These debt instruments require the Company to maintain compliance with certain financial ratios described under "Liquidity and Capital Resources" below. The Company presently is not in compliance with certain of the financial ratio covenants in its debt instruments, but has received waivers from both Bank of America and Dresdner. Nonetheless, either or both of Bank of America and Dresdner could require the Company to repay all amounts outstanding if it continues to fail to comply with the financial ratio covenants in its debt instruments. Any acceleration of repayment would require the Company to seek replacement debt or equity financing, which may only be available, if at all, on terms less favorable than its existing debt.

The Company leases various food processing, production and other equipment pursuant to two operating leases for use in its Clearfield, Utah production facility. Lease payments on the equipment totaled $2.2 million in 1998 and will total approximately $2.8 million in 1999. The leases were accomplished through lease agreements between the Company and BA Leasing & Capital Corporation ("BA Capital"), an affiliate of Bank of America. Each lease agreement contains certain cross-default provisions with the Company's existing line of credit agreement with Bank of America, which provide that any default under any other borrowing or credit agreement constitutes a default under each lease agreement if the default consists of failure to make payment when due or gives the holder a right of acceleration. In addition, the financial covenants in the Bank of America credit agreement will survive as covenants under each lease agreement in the event the line of credit agreement is terminated. If any event of default by the Company occurred under the lease agreements with BA Capital, the Company's manufacturing capacity would be significantly curtailed or even eliminated if BA Capital were to exercise its right to sell the equipment. In addition, neither lease agreement contains express provisions giving the Company a right to purchase the equipment at the end of the lease term, which term ranges from five to seven years, depending upon the equipment.

The Company is no longer producing inventory in its Portland facility, and plans to sell the plant building. As a result, the Company's Clearfield, Utah facility will be expected to handle all of the Company's production. The Company has recently commenced operation of a second production line at the Clearfield facility and expects its second line to be fully operational by the end of the third quarter.

In light of the foregoing factors, as well as other variables, investors are cautioned not to place undue reliance on current financial performance or historical trends and such trends should not be relied on to anticipate future financial results.

RESULTS OF OPERATIONS
The following table is derived from the Company's Statements of Operations for the periods indicated and presents the results of operations as a percentage of net sales.


Calendar year ended                December 31, 1998      December 31, 1997     December 31, 1996
-------------------------------    -----------------      -----------------     -----------------
Net sales                                      100.0%                 100.0%                100.0%
Cost of goods sold                              50.5                   47.9                  49.1
                                   -----------------      -----------------     -----------------
Gross margin                                    49.5                   52.1                  50.9
Sales and marketing expense
                                                58.4                   46.1                  33.5
General and administrative
  expense                                        5.4                    9.6                  12.3
Acquired in-process re-search
  and development                                 --                     --                   1.5
                                   -----------------      -----------------     -----------------
Operating income (loss)                        (14.3)                  (3.6)                  3.6
Other income (expense)                          (1.5)                    --                   0.8
                                   -----------------      -----------------     -----------------
Income (loss) before income
  taxes                                        (15.8)                  (3.6)                  4.4
Income taxes (benefit)                          (5.8)                  (1.1)                  1.8
                                   =================      =================     =================
Net income (loss)                              (10.0)%                 (2.5)%                 2.6%
                                   =================      =================     =================


1998 COMPARED TO 1997

NET SALES Net sales for 1998 increased 76.2 percent to $100.1 million from $56.8 million for 1997. The Company has increased its sales levels in its retail grocery, food service and club store channels. The increase in overall net sales is primarily related to increased unit sales in the Company's grocery channel as a result of the Company's investment in efforts to expand this channel, including its national advertising campaign. The Company increased prices on certain products in its grocery channel an average of 7 percent in the fourth quarter of 1997, which also contributed to the increase in net sales in 1998. Net sales were higher in the 1998 third and fourth quarters than in the second quarter. The Company's market share in the grocery channel reached an all-time high of 56 percent during the third quarter of 1998 and averaged 42 percent during all of 1998. During 1998, the Company increased its U.S. All Commodity Volume ("ACV") to 89 percent from 68 percent at the end of 1997. ACV compares the total sales volume of the stores carrying the Company's products to the total sales volume throughout the retail grocery channel.

GROSS MARGIN Gross margin increased 67.4 percent to $49.6 million (49.5 percent of net sales) for 1998 from $29.6 million (52.1 percent of net sales) for 1997. The decrease in the annualized gross margin percentage is primarily a result of start-up costs associated with the Company's new manufacturing facility in Clearfield, Utah. The Company achieved a gross margin percentage of 51.9 percent in the fourth quarter of 1998. The improvement in gross margin during the fourth quarter of 1998 compared to the average for the year is primarily a result of declining start-up costs and increased manufacturing efficiencies at the Clearfield facility. The Company commenced operation of a second production line at its Clearfield facility in early 1999 and ceased production at its Portland production facility on March 1, 1999. The costs incurred in connection with the start-up of a second production line are expected to result in lower gross margins in the first and possibly second quarters of 1999 compared to the fourth quarter of 1998. The Company expects that gross margin percentages for all of 1999 will be slightly higher than the gross margin percentages achieved for all of 1998, but this expectation could be affected by any unexpected delays in completing the second production line. Following transfer of all production to the Clearfield facility, the Company expects to have $240 million of total production capacity, based on current estimates. Unit costs of production are expected to be lower than with the Company's historical batch manufacturing process used at the Portland facility.

SALES AND MARKETING EXPENSE Sales and marketing expense increased to $58.5 million (58.4 percent of net sales) for 1998 from $26.2 million (46.1 percent of net sales) for 1997. The increase in spending in 1998 is primarily a result of costs associated with the Company's aggressive 1998 advertising plan, including a national television advertising campaign during the second and third quarters, and the introduction of new products into the retail grocery channel. The Company spent approximately $11.0 million on media advertising during the first half of 1998 and approximately $3.6 million on media advertising during the second half of 1998. The Company plans to continue expenditures for advertising and marketing at approximately 1998 levels during 1999, which is expected to yield a reduction in sales and marketing expense as a percent of net sales as net sales increase.

GENERAL AND ADMINISTRATIVE EXPENSE General and administrative expense ("g&a") decreased to $5.4 million (5.4 percent of net sales) for 1998 from $5.5 million (9.6 percent of net sales) for 1997. The Company has been able to maintain its g&a expenditures at 1997 levels while increasing sales, thereby decreasing g&a as a percentage of net sales. The Company received a $240,000 insurance settlement in the first quarter of 1997 that effectively lowered g&a expense in 1997.

OPERATING LOSS Operating loss was $14.4 million in 1998 compared to an operating loss of $2.1 million for 1997 as a result of the individual line item changes discussed above, including in particular the increased advertising expenses incurred by the Company consistent with its strategic plan.

OTHER INCOME (EXPENSE) Other income (expense) was a net expense of $1.5 million in 1998 compared to net income of $9,000 in 1997 primarily as a result of increased interest expense during 1998 related to debt incurred during 1998 to help fund the Company's increased sales and marketing activities.

INCOME TAXES Income taxes are based on an estimated rate of approximately 37 percent for 1998 compared to the approximately 32 percent rate used for 1997. The increase in the rate is primarily attributable to a decrease in meals and entertainment expense and non-deductible goodwill amortization in relation to the reported net loss of the Company, offset in part by a decrease in tax exempt dividends and interest.

NET INCOME (LOSS) Net loss was $10.0 million in 1998 compared to a net loss of $1.4 million in 1997 as a result of the individual line item changes discussed above. The Company believes that the impact of inflation on the net loss was not material for fiscal years 1998 and 1997.

1997 COMPARED TO 1996

NET SALES Net sales for 1997 increased 40.2 percent to $56.8 million from $40.5 million for 1996. The Company increased its sales levels in each of its major channels, including food service, retail and club stores. Such increases were primarily a result of increased marketing and public relations activities, which increased awareness of the Company's products throughout its channels of distribution. The Company increased its store penetration from 30 percent U.S. ACV at the end of 1996 to 70 percent U.S. ACV by the end of 1997.

GROSS MARGIN Gross margin increased 43.5 percent to $29.6 million (52.1 percent of net sales) for 1997 from $20.6 million (50.9 percent of net sales) for 1996. The increase in gross margin as a percentage of net sales was primarily due to an increased sales base to absorb fixed costs, improvements in manufacturing efficiencies at its Portland, Oregon manufacturing facility, and selected price increases.

SALES AND MARKETING EXPENSE Sales and marketing expense increased to $26.2 million (46.1 percent of net sales) for 1997 from $13.6 million (33.5 percent of net sales) for 1996. The increase was primarily a result of costs associated with the Company's plan to aggressively expand its retail grocery business nationwide in 1997 and increased promotional activities, including the launching of a new national print advertising campaign.

GENERAL AND ADMINISTRATIVE EXPENSE General and administrative expense increased to $5.5 million (9.6 percent of net sales) for 1997 from $5.0 million (12.3 percent of net sales) for 1996. General and administrative expense remained relatively constant as increases in compensation expense related to additional personnel to support the growth of the Company and increased bonus accruals in 1997 were substantially offset by a decrease in severance and hiring costs, absence of litigation costs in 1997 resulting from settlement of a lawsuit against the Company during the third quarter of 1996 and a related insurance refund of $240,000 which was received in the first quarter of 1997.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT In connection with the acquisition of Gorilla Foods, Inc. in 1996, the Company recorded a one-time pretax charge of $612,000 ($386,000 net of taxes) related to acquired in-process research and development costs. The value assigned to the in-process research and development was determined by appraisal and represents those efforts in process at the acquisition date that had not yet established technological feasibility and that had no alternative future uses. Accounting rules require that such costs be charged to expense as incurred.

OPERATING INCOME (LOSS) Operating loss was $2.1 million in 1997 compared to operating income (without the one-time charge for purchased in-process research and development) of $2.1 million (5.1 percent of net sales) for 1996 as a result of the individual line item changes discussed above.

OTHER INCOME (EXPENSE) Other income decreased to $9,000 in 1997 from $327,000 in 1996 primarily as a result of decreased cash balances in 1997 and therefore lower interest income in 1997, as well as a loss in 1997 related to the disposition of certain property and equipment.

INCOME TAXES The Company's income tax rate for 1997 decreased to 32.1 percent compared to 40.6 percent for 1996, primarily due to lower amounts of tax exempt interest and dividends, as well as a lower effective state tax rate in 1997.

NET INCOME (LOSS) Net loss was $1.4 million for 1997 compared to net income of $1.1 million (2.6 percent of net sales) for 1996 as a result of the individual line item changes discussed above. The Company believes that the impact of inflation on net income (loss) was not material for fiscal years 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 1998, the Company had working capital of $7.4 million, which included $2.3 million of cash and cash equivalents as compared to $11.5 million in working capital at December 31, 1997, including $2.6 million of cash and cash equivalents. The $4.1 million decrease in available working capital is primarily due to the use of $23.7 million in operations and net purchases of $5.9 million of property and equipment, offset by $30.0 million provided by net short and long-term borrowings and $0.6 million provided by the exercise of stock options and related income tax benefits.

Accounts receivable increased $6.9 million to $15.0 million at December 31, 1998 from $8.1 million at December 31, 1997, due primarily to significantly higher sales during the fourth quarter of 1998 compared to the fourth quarter of 1997. Days sales outstanding increased to 47 at December 31, 1998 from 34 at December 31, 1997.

Inventories increased $9.3 million to $12.5 million at December 31, 1998 from $3.2 million at December 31, 1997 in order to support an expected increased level of sales as well as to provide for potential delays in bringing the second production line at the Clearfield facility on-line. Inventory turned 5.3 times on an annualized basis during the fourth quarter of 1998 compared to 9.6 times on an annualized basis for the fourth quarter of 1997.

In May 1997, the Company entered into a lease for its production facility in Clearfield, Utah. Later that year and in 1998, the Company entered into two separate leases for various production and other equipment used at this facility. Total lease payments for the facility and equipment in 1998 were $2.2 million. In 1999, total payments will be approximately $3.1 million.

Capital expenditures of $5.9 million during 1998 resulted primarily from expenditures of $3.3 million for equipment for the Company's Clearfield production facility and $2.2 million for information systems infrastructure. The Company anticipates spending approximately $1.4 million on information systems infrastructure during 1999.

During March 1998, the Company completed a private placement of $15 million of 7 percent Convertible Senior Subordinated Notes (the "Notes") with Dresdner. The Notes are convertible into shares of the Company's Common Stock at the option of Dresdner until maturity in 2003, at which time they will be due in full if not previously converted. The Company may also elect to redeem the Notes, if not previously converted, at any time after two years from the date of issuance. The conversion price is $12.90 based on a conversion premium of 120 percent of the market price of the Company's Common Stock at the time the transaction was negotiated. The conversion price will be adjusted to approximately $12.14 upon completion of the preferred stock financing discussed below. Under the terms of the Note Purchase Agreement relating to the Notes, the Company must comply with certain covenants and maintain certain financial ratios as follows: current assets to current liabilities of at least 1.575 to 1.0, measured monthly; total liabilities, exclusive of the Notes, to tangible net worth, inclusive of the Notes, not to exceed 1.1 to 1.0, measured monthly; and a minimum fixed charge coverage ratio of 1.08 to 1.0, measured annually. At December 31, 1998, the Company was out of compliance with its financial ratio covenants under the Notes. The Company received a waiver of compliance from Dresdner through the period ended December 31, 1998.

In April 1998, the Company entered into a Business Loan Agreement (as amended, the "Agreement") with Bank of America for a $10.0 million revolving line of credit. In July 1998, the Agreement was amended to increase the maximum borrowing limit to $14.5 million. The Agreement also provides for a separate $5.0 million revolving line of credit through February 28, 1999 and $3.0 million through July 1, 1999. At December 31, 1998, the Company had $15.0 million outstanding of $19.5 million available under this Agreement at interest rates ranging from 6.06 percent to 7.06 percent. In March 1999, the Agreement was amended to consolidate the $14.5 million and the $5.0 million lines of credit. In addition, the interest rate was changed to the bank's reference rate plus one percentage point, or at the option of the Company, at LIBOR plus 4.0 percentage points or the Offshore rate plus 4.0 percentage points.

The Agreement is secured by all equipment, inventory, receivables and other personal property owned by the Company. The Agreement contains certain covenants relating to the availability of financial information from the Company, as well as the maintenance of certain financial ratios as follows: current assets to current liabilities of at least 1.5 to 1.0; total liabilities, exclusive of the Notes, to tangible net worth, inclusive of the Notes, not exceeding 1.0 to 1.0; and a minimum fixed charge coverage ratio of 1.2 to 1.0. At December 31, 1998, the Company was out of compliance with the financial ratio covenants under the Agreement. The Company received a waiver of compliance from Bank of America through the period ended December 31, 1998. The consolidated line of credit expired March 19, 1999. The Company is currently renegotiating its credit facilities.

Management believes that the Company's existing working capital, in combination with cash flow from operations and funds available under credit facilities, should be sufficient to support working capital requirements in the near term. In order to continue its current strategic plan, including significant discretionary advertising expenditures at 1998 levels, the Company determined that it needed to raise additional capital in the first half of 1999. Accordingly on March 29, 1999, the Company entered into a definitive stock purchase agreement to sell $32.5 million of convertible preferred stock to a group of investors. Under the terms of the agreement, the Company will sell an aggregate of 2,762,500 shares of Series A convertible preferred stock and 487,500 shares of Series B convertible preferred stock to members of the investor group, each at a price of $10 per share, or an aggregate consideration of $32.5 million, subject to certain closing conditions. The preferred shares are convertible at a price of $10 per share at any time following issuance at the discretion of the holder. The Series B conversion price will be adjusted to $3.75 if the Company fails to meet specified performance targets for fiscal years 1999 and 2000. Both series of preferred stock are entitled to a 12 percent cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of the Company. Shares may not be redeemed until five years after the original date of issuance, at which point they may be redeemed at the election of the holders or, under certain conditions, at the discretion of the Company.

The preferred stock sale is scheduled to close in mid-April 1999. The Company plans to use $25 million of the net proceeds of the transaction to pursue its strategic business plan, including its marketing and advertising campaign, and the balance of the net proceeds as working capital.

YEAR 2000
INFORMATION SYSTEMS The Company utilizes, or will utilize by mid-1999, packaged application strategies for all critical information systems functions, which have all been certified to be Year 2000 compliant by the vendors. This includes enterprise software, operating systems, networking components, application and data servers, PC hardware, and core office automation software. The Company is currently performing various component tests to verify full Year 2000 operational compliance and additional tests are planned. In addition to the information system component testing, the Company will conduct a system wide test, to include all components from the desktop to the data center, to ensure that all of the compliant components will function properly as a whole. The focus of these tests will be to ensure that the Company's business processes run end-to-end with no Year 2000 errors or issues. The Company expects to have tested and ensured Year 2000 compliance for all critical information systems by August 31, 1999.

SUPPLIER AND CUSTOMER BASE The Company has begun a Year 2000 supplier and customer audit program. As a part of this program, the Company has contacted all of its critical suppliers and significant customers to inform them of the Company's Year 2000 expectations and to request copies of their compliance programs.

COST The Company expects to incur no more than $150,000 of incremental costs to ensure Year 2000 compliance of its information systems. All system hardware and software upgrades already completed, or anticipated to be completed prior to the year 2000, were budgeted in the normal course of business regardless of the Year 2000 issue. The costs of the Company's Year 2000 identification, assessment, replacement and testing efforts and the dates for completion of such efforts are based on management's best estimates, which include assumptions regarding future events such as the continued availability of certain resources, the success of third-party compliance efforts, and other factors. Actual results may differ materially from management's expectations.

RISKS Despite the Company's efforts to identify all internal systems with Year 2000 issues, it is likely that unexpected problems will arise. As with most businesses, the Company will also be at risk from external infrastructure failures that could arise from Year 2000 failures. It is possible, for example, that electrical power, telephone and financial networks across the nation will experience breakdowns in the days and weeks following January 1, 2000. There is also a real possibility of failures of key components in the national transportation infrastructure or delays in rail, over-the-road and air shipments due to failures in transportation control systems due to the Year 2000 problem. Investigation and assessment of risks associated with such ubiquitous and interconnected utility systems and transportation systems are beyond the resources of the Company. The failure by the Company or third parties to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain of the Company's normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition.

Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company has not yet developed any contingency plans in regard to its internal systems, supplier or customer issues or any of the more global infrastructure issues. The Company expects to consider whether such plans are needed by August 1999. This process will include identifying, assessing and developing plans for dealing with the most reasonably likely worst case scenario facing the Company.

NEW ACCOUNTING PRONOUNCEMENTS
In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company adopted SFAS 130 during the first quarter of 1998. Comprehensive loss did not differ from currently reported net loss in the periods presented.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

No disclosure is required under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------    -------------------------------------------

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 14 of Part IV of this document.

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 1998 is as follows:

IN THOUSANDS, EXCEPT PER SHARE DATA      1ST QUARTER         2ND QUARTER       3RD QUARTER      4TH QUARTER
-----------------------------------      -----------         -----------       -----------      -----------

1998
Net sales                                $ 13,040            $ 25,739          $ 32,630         $ 28,711
Gross margin                                6,153              12,302            16,192           14,903
Net income (loss)                          (4,318)             (6,240)              182              334
Basic net income (loss) per share           (0.50)              (0.72)             0.02             0.04
Diluted net income (loss) per share         (0.50)              (0.72)             0.02             0.03

1997
Net sales                                $ 10,304            $ 13,465          $ 16,071         $ 16,997
Gross margin                                5,115               6,842             8,179            9,465
Net income (loss)                            (355)             (1,371)             (645)             978
Basic net income (loss) per share           (0.04)              (0.16)            (0.08)            0.11
Diluted net income (loss) per share         (0.04)              (0.16)            (0.08)            0.10


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

Information required by this item is included under the captions ELECTION OF DIRECTORS, EXECUTIVE OFFICERS and SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

Information required by this item is included under the captions EXECUTIVE COMPENSATION, DIRECTOR COMPENSATION, EMPLOYMENT CONTRACTS AND SEVERANCE AND CHANGE-IN-CONTROL ARRANGEMENTS and COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

Information required by this item is included under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

Information required by this item is included under the caption MANAGEMENT TRANSACTIONS in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

(a) FINANCIAL STATEMENTS AND SCHEDULES

                                                                      Page
                                                                      ----
Report of Arthur Andersen LLP                                         F-1

Balance Sheets - December 31, 1998 and 1997                           F-2

Statements of Operations for the years ended December 31,
  1998,1997 and 1996
                                                                      F-3

Statements of Shareholders' Equity -  December 31, 1998, 1997
  and 1996                                                            F-4

Statements of Cash Flows for the years ended December 31, 1998,
  1997 and 1996
                                                                      F-5

Notes to Financial Statements                                         F-6

Report of Independent Public Accountants on Financial
  Statement Schedule
                                                                      F-16

Schedule II        Valuation and Qualifying Accounts                  F-17

(b) REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter ended December 31, 1998.

(c) EXHIBITS

Exhibits are listed on the Index to Exhibits following the financial statements included in this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 1999
                                       GARDENBURGER, INC.

                                       By: /s/ Lyle G. Hubbard
                                           ----------------------
                                           Lyle G. Hubbard
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1999.

Signature                                    Title
---------                                    -----


/s/ Lyle G. Hubbard                          Director, President and Chief
------------------------                     Executive Officer
Lyle G. Hubbard                              (Principal Executive Officer)


/s/ Richard C. Dietz                         Executive Vice President,
------------------------                     Chief Financial Officer, Secretary
Richard C. Dietz                             and Treasurer
                                             (Principal Financial and Accounting
                                             Officer)

/s/ Alexander P. Coleman                     Director
------------------------
Alexander P. Coleman


/s/ Ronald C. Kesselman                      Director
------------------------
Ronald C. Kesselman


/s/ Richard L. Mazer                         Director
------------------------
Richard L. Mazer


/s/ Mary O. McWilliams                       Director
------------------------
Mary O. McWilliams


/s/ Michael L. Ray                           Director
------------------------
Michael L. Ray


/s/ E. Kay Stepp                             Chairman of the Board
------------------------
E. Kay Stepp


/s/ Paul F. Wenner                           Founder, Chief Creative Officer
------------------------                     and Director
Paul F. Wenner

                    Report of Independent Public Accountants


To the Board of Directors and Shareholders of Gardenburger, Inc.:

We have audited the accompanying balance sheets of Gardenburger, Inc. (an Oregon corporation) as of December 31, 1998 and 1997 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gardenburger, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





Portland, Oregon,
  January 26, 1999
(except for the matters discussed in
Note 13, as to which the date is
March 30, 1999)

                               GARDENBURGER, INC.
                                BALANCE SHEEETS
                      (In thousands, except share amounts)


                                                     December 31,   December 31,
                                                        1998            1997
                                                     ------------   ------------

ASSETS
Current Assets:
    Cash and cash equivalents                        $   2,320       $   2,602
    Accounts receivable, net of allowances of
       $148 and $275                                    14,969           8,073
    Inventories, net                                    12,457           3,203
    Prepaid expenses                                     4,515           2,321
    Income taxes receivable                                  -             475
    Deferred income taxes                                1,989             713
                                                     ---------       ---------
        Total Current Assets                            36,250          17,387

Property, Plant and Equipment, net of accumulated
       depreciation of $3,174 and $2,005                12,238           7,822
Deferred Income Taxes                                    4,242               -
Other Assets, net of accumulated amortization of
       $534 and $250                                     2,318           1,261
                                                     ---------       ---------
        Total Assets                                 $  55,048       $  26,470
                                                     =========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term note payable                          $  15,000       $       -
    Accounts payable                                     9,708           3,165
    Payroll and related liabilities payable              1,822           1,616
    Accrued brokers' commissions                           973             469
    Other current liabilities                            1,393             633
                                                     ---------       ---------
        Total Current Liabilities                       28,896           5,883

Deferred Income Taxes                                        -             438
Other Long-Term Liabilities                                226             310
Convertible Notes Payable                               15,000               -

Shareholders' Equity:
    Preferred Stock, no par value, 5,000,000 shares
      authorized; none issued                                -               -
    Common Stock, no par value, 25,000,000 shares
      authorized; shares issued and outstanding:
      8,733,811 and 8,608,254                            9,717           8,651
    Additional paid-in capital                           4,275           4,203
    Retained earnings (deficit)                         (3,066)          6,985
                                                     ---------       ---------
       Total Shareholders' Equity                       10,926          19,839
                                                     ---------       ---------
       Total Liabilities and Shareholders' Equity    $  55,048       $  26,470
                                                     =========       =========

      The accompanying notes are an integral part of these balance sheets.

                               GARDENBURGER, INC.
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                    For the Year Ended December 31,
                                                         ---------------------------------------------------
                                                              1998               1997               1996
                                                         --------------    ---------------    --------------

Net sales                                                $      100,120    $        56,837    $       40,527
Cost of goods sold                                               50,570             27,236            19,906
                                                         --------------    ---------------    --------------
Gross margin                                                     49,550             29,601            20,621

Operating expenses:
    Sales and marketing                                          58,513             26,191            13,583
    General and administrative                                    5,387              5,471             4,963
    Acquired in-process research & development                        -                  -               612
                                                         --------------    ---------------    --------------
                                                                 63,900             31,662            19,158
                                                         --------------    ---------------    --------------
Operating income (loss)                                         (14,350)            (2,061)            1,463

Other income (expense):
    Interest income                                                 115                185               365
    Interest expense                                             (1,404)               (40)                -
    Other, net                                                     (200)              (136)              (38)
                                                         --------------    ---------------    --------------
                                                                 (1,489)                 9               327
                                                         --------------    ---------------    --------------
Income (loss) before provision for
  (benefit from) income taxes                                   (15,839)            (2,052)            1,790
Provision for (benefit from) income taxes                        (5,797)              (659)              727
                                                         ==============    ===============    ==============
Net income (loss)                                        $      (10,042)   $        (1,393)   $        1,063
                                                         ==============    ===============    ==============

Net income (loss) per share - basic                      $        (1.16)   $         (0.16)   $         0.13
                                                         ==============    ===============    ==============

Net income (loss) per share - diluted                    $        (1.16)   $         (0.16)   $         0.12
                                                         ==============    ===============    ==============










        The accompanying notes are an integral part of these statements.

                               GARDENBURGER, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 1998, 1997 and 1996
                      (In thousands, except share amounts)




                                                       Common Stock              Additional         Retained             Total
                                             ------------------------------        Paid-In          Earnings         Shareholders'
                                                Shares            Amount            Capital          (Deficit)           Equity
                                             ------------     -------------     --------------    --------------    ----------------

Balance at December 31, 1995                    7,701,456     $       7,603     $        2,053    $        7,299    $        16,955
Exercise of Common Stock Options                  625,000               625                  -                 -                625
Income tax benefit of non-qualified stock
  option exercises and disqualifying
  dispositions                                          -                 -              1,336                 -              1,336
Issuance of shares for acquisition
  of Gorilla Foods, Inc.                          240,000               240                750                 -                990
Foreign currency translation                            -                 -                  -                10                 10
Net income                                              -                 -                  -             1,063              1,063
                                             ------------     -------------     --------------    --------------    ---------------
Balance at December 31, 1996                    8,566,456             8,468              4,139             8,372             20,979

Exercise of Common Stock Options                   41,798               183                  -                 -                183
Income tax benefit of non-qualified stock
  option exercises and disqualifying
  dispositions                                          -                 -                 64                 -                 64
Foreign currency translation                            -                 -                  -                 6                  6
Net loss                                                -                 -                  -            (1,393)            (1,393)
                                             ------------     -------------     --------------    --------------    ---------------
Balance at December 31, 1997                    8,608,254             8,651              4,203             6,985             19,839

Exercise of Common Stock Options                   74,586               541                  -                 -                541
Income tax benefit of non-qualified stock
  option exercises and disqualifying
  dispositions                                          -                 -                 72                 -                 72
Issuance of shares in exchange for
  interest on convertible notes payable            50,971               525                  -                 -                525
Foreign currency translation                            -                 -                  -                (9)                (9)
Net loss                                                -                 -                  -           (10,042)           (10,042)
                                             ------------     -------------     --------------    --------------    ---------------
Balance at December 31, 1998                    8,733,811     $       9,717     $        4,275    $       (3,066)   $        10,926
                                             ============     =============     ==============    ==============    ===============





        The accompanying notes are an integral part of these statements.

                               GARDENBURGER, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                          For the Year Ended December 31,
                                                                            ------------------------------------------------------
                                                                                 1998               1997                1996
                                                                            ----------------   ----------------    ---------------

Cash flows from operating activities:
   Net income (loss)                                                        $       (10,042)   $        (1,393)    $        1,063
   Effect of exchange rate on operating accounts                                         (9)                 6                 10
   Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
         Depreciation and amortization                                                1,637                977                594
         Other non-cash expenses                                                        409                  -                  -
         Acquired in-process research and development, net of tax                         -                  -                386
         Loss on sale of fixed assets                                                    75                145                 52
         Deferred income taxes                                                       (5,956)              (307)               (57)
         (Increase) decrease in:
            Accounts receivable, net                                                 (6,896)            (5,273)               141
            Inventories, net                                                         (9,254)             1,587             (3,228)
            Prepaid expenses                                                         (2,194)            (1,943)              (181)
            Income taxes receivable, net                                                475                178               (922)
         Increase in:
            Accounts payable                                                          6,543                992              1,134
            Payroll and related liabilities                                             206                937                 50
            Other accrued liabilities                                                 1,264                501                413
                                                                            ---------------    ---------------     --------------
               Net cash used in operating activities                                (23,742)            (3,593)              (545)

Cash flows from investing activities:
   Payments for purchase of property and equipment                                  (11,282)           (12,141)            (2,428)
   Proceeds from sale of equipment                                                    5,355             10,477                 26
   Cash paid for Gorilla Foods and Whole Food Marketing                                   -                  -               (419)
   Other assets, net                                                                   (102)              (143)               (87)
                                                                            ---------------    ---------------     --------------
               Net cash used in investing activities                                 (6,029)            (1,807)            (2,908)

Cash flows from financing activities:
   Proceeds from line of credit, net                                                 15,000                  -                  -
   Proceeds from issuance of convertible notes payable                               15,000                  -                  -
   Financing fees from issuance of convertible notes payable                         (1,124)                 -                  -
   Proceeds from exercise of common stock options and warrants                          541                183                625
   Income tax benefit of non-qualified stock option
      exercises and disqualifying dispositions                                           72                 64              1,336
                                                                            ---------------    ---------------     --------------
               Net cash provided by financing activities                             29,489                247              1,961

Decrease in cash and cash equivalents                                                  (282)            (5,153)            (1,492)

Cash and cash equivalents:
   Beginning of period                                                                2,602              7,755              9,247
                                                                            ---------------    ---------------     --------------
   End of period                                                            $         2,320    $         2,602     $        7,755
                                                                            ================   ================    ==============



        The accompanying notes are an integral part of these statements.

                               GARDENBURGER, INC.

                          NOTES TO FINANCIAL STATEMENTS
       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------

ORGANIZATION AND NATURE OF OPERATIONS
Gardenburger, Inc. was incorporated in Oregon in 1985 to provide a line of meatless food products in response to the public's awareness of the importance of diet to overall health and fitness. Toward this end, the Company developed and now produces and distributes frozen, meatless food products that are generally low in cholesterol and fat, consisting primarily of various flavors and styles of veggie burgers. The Company's products are principally sold to retail and food service customers throughout the United States.

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

OTHER ASSETS
Other assets consist principally of $1,085 in deferred financing fees and $873 in goodwill as of December 31, 1998. Deferred financing fees are being amortized over the maturity period of the related debt and goodwill is being amortized using the straight-line method over ten years.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lease term or the estimated useful life of the asset, whichever is shorter.
Estimated useful lives are as follows:

BUILDINGS AND IMPROVEMENTS      3-40 YEARS   MACHINERY AND EQUIPMENT  7-30 YEARS
OFFICE FURNITURE AND EQUIPMENT  3-10 YEARS   VEHICLES                    5 YEARS

LONG-LIVED ASSETS
In fiscal year 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED of. The adoption of SFAS 121 had no impact on the Company's financial position or on its results of operations.

In accordance with SFAS 121, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of the asset.

SEGMENT REPORTING
The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS
131), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION for the year ended December 31, 1998. Based upon definitions contained within SFAS 131, the Company has determined that it operates in one segment.

CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
The Company invests its excess cash with high credit quality financial institutions, which bear minimal risk, and, by policy, limits the amount of credit exposure to any one financial institution.

For the year ended December 31, 1998, one customer accounted for approximately 14 percent of revenue and 8 percent of the accounts receivable balance at December 31, 1998.

For the year ended December 31, 1997, two customers accounted for approximately 19 percent and 10 percent of revenue and 10 percent and 7 percent of the accounts receivable balance at December 31, 1997, respectively.

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

ADVERTISING COSTS
Advertising costs, including media advertising, couponing and other advertising, which are included in sales and marketing expense, are expensed when the advertising first takes place. Advertising expense was approximately $19,904, $3,844 and $1,539 in 1998, 1997 and 1996, respectively.

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

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred. Research and development expense was approximately $1,121 in 1998, $565 in 1997 and $1,000 in 1996, which includes a one-time charge of $612 for in-process research and development in conjunction with the acquisition of Gorilla Foods (see Note 8).

NET INCOME (LOSS) PER SHARE
Basic earnings per share (EPS) is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. Following is a reconciliation of basic EPS and diluted EPS:


Year Ended December 31,          1998                             1997                               1996
-----------------------------    -----------------------------    -----------------------------      ---------------------------
                                                     Per Share                        Per Share                        Per Share
                                                       Amount                           Amount                           Amount
BASIC EPS                           Loss     Shares                  Loss     Shares                  Income   Shares
                                 -----------------------------    -----------------------------      ---------------------------

Income (loss) available to
  Common Shareholders            $(10,042)    8,659  $ (1.16)     $(1,393)     8,584  $ (0.16)       $ 1,063   8,456    $ 0.13
                                                     =========                        =========                        =========
EFFECT OF DILUTIVE SECURITIES
Stock Options                            -        -                      -         -                     -       610
                                 ---------- --------              --------- ---------                -------- --------
DILUTED EPS
Income (loss) available to
  Common Shareholders            $(10,042)    8,659  $ (1.16)     $(1,393)     8,584  $ (0.16)       $ 1,063   9,066    $ 0.12
                                                     =========                        =========                        =========

At December 31, 1998, 1997 and 1996, the Company had options outstanding covering 2,768, 2,447 and 959 shares, respectively, of the Company's Common Stock not included in the above calculations since they would have been antidilutive. In addition, at December 31, 1998, the Company had 1,163 shares issuable pursuant to the Company's convertible notes that were not included as they would have been antidilutive.

RECLASSIFICATIONS
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

2. INVENTORIES
--------------

Detail of inventories at December 31, 1998 and 1997 is as follows:

December 31,                              1998                   1997
-------------------------------      ----------------      -----------------
Raw materials                        $     2,843           $      1,148
Packaging and supplies                       275                    193
Finished goods                             9,339                  1,862
                                     ================      =================
                                     $    12,457           $      3,203
                                     ================      =================

3. PROPERTY, PLANT AND EQUIPMENT
--------------------------------

December 31,                                     1998                  1997
------------------------------------      ------------------    ----------------
Land                                      $       787           $         787
Building and improvements                       5,262                   3,374
Machinery and equipment                         7,320                   3,949
Office furniture and equipment                  2,043                   1,717
                                          ------------------    ----------------
                                               15,412                   9,827
Less accumulated depreciation                  (3,174)                 (2,005)
                                          ==================    ================
                                          $    12,238           $       7,822
                                          ==================    ================

4. LINE OF CREDIT
-----------------

In April 1998, the Company entered into a Business Loan Agreement (as amended, the "Agreement") with Bank of America NT & SA for a $10.0 million revolving line of credit, which expires July 1, 1999. In July 1998, the Agreement was amended to increase the maximum borrowing limit to $14.5 million. Interest is at the bank's reference rate, or at the option of the Company, at LIBOR plus 1.0 percentage points or the Offshore Rate (as defined) plus 1.0 percentage points. This facility also contains a provision for a $0.4 million letter of credit with a maximum maturity of March 31, 2000. The Agreement also provides for a separate $5.0 million revolving line of credit through February 28, 1999 and $3.0 million through July 1, 1999. Interest on the revolving line of credit is at the bank's reference rate or, at the option of the Company, at LIBOR plus 2.0 percentage points or the Offshore Rate plus 2.0 percentage points. The Agreement is secured by all equipment, inventory, receivables and other personal property owned by the Company. The Agreement contains certain covenants relating to the availability of financial information from the Company, as well as the maintenance of certain financial ratios as follows: current assets to current liabilities of at least 1.5 to 1.0; total liabilities to tangible net worth not exceeding 1.0 to 1.0; and a minimum fixed charge coverage ratio of 1.2 to 1.0. At December 31, 1998, the Company was out of compliance with its financial ratio covenants under the Agreement. The Company received a waiver of compliance from the Bank through the period ended December 31, 1998. At December 31, 1998, the Company had $15 million outstanding under this Agreement at interest rates ranging from 6.06 percent to 7.06 percent. See Note 13.

5. LEASE COMMITMENTS
--------------------

Future minimum lease payments at December 31, 1998 are as follows:

Year Ended December 31,
--------------------------------------
1999                                            $ 3,167
2000                                              3,686
2001                                              3,417
2002                                              3,417
2003                                              3,291
Thereafter                                        5,541
                                            ------------
   Total                                        $22,519
                                            ============

Rental expense for the years ended December 31, 1998, 1997 and 1996 was $2,613, $601 and $257, respectively.

6. DRESDNER NOTES
-----------------

During March 1998, the Company completed a private placement of $15 million of 7 percent Convertible Senior Subordinated Notes (the "Notes") with Dresdner Kleinwort Benson Private Equity Partners LP ("Dresdner"). The Notes are convertible into shares of the Company's Common Stock at the option of Dresdner until maturity in 2003, at which time they will be due in full if not previously converted. The Company may also elect to redeem the Notes, if not previously converted, at any time after two years from the date of issuance. The conversion price is $12.90 based on a conversion premium of 120 percent of the market price of the Company's Common Stock at the time the transaction was negotiated. Under the terms of the Note Purchase Agreement relating to the Notes, the Company must comply with certain covenants and maintain certain financial ratios as follows: current assets to current liabilities of at least 1.575 to 1.0, measured monthly; total liabilities to tangible net worth not to exceed 1.1 to 1.0, measured monthly; and a minimum fixed charge coverage ratio of 1.08 to 1.0, measured annually. At December 31, 1998, the Company was out of compliance with its financial ratio covenants under the Notes. The Company received a waiver of compliance from Dresdner through the period ended December 31, 1999.

7. INCOME TAXES
---------------

The Company accounts for income taxes under Statement of Financial Accounting Standards 109, ACCOUNTING FOR INCOME TAXES. The Company realizes tax benefits as a result of the exercise of nonqualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions). For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to additional paid-in capital. Tax benefits of $72, $64 and $1,336 were credited to additional paid-in capital in 1998, 1997 and 1996, respectively.

The provision for (benefit from) income taxes is as follows:

December 31,             1998                1997                1996
-----------------     -----------          ----------          ----------
CURRENT:
   Federal            $     129            $   (352)           $     616
   State                     30                   -                  168
                      -----------          ----------          ----------
                            159                (352)                 784
DEFERRED                 (5,956)               (307)                 (57)
                      ===========          ==========          ==========
                      $  (5,797)           $   (659)           $     727
                      ===========          ==========          ==========

Total deferred income tax assets were $6,751 and $972 and liabilities were $520 and $697 at December 31, 1998 and 1997, respectively. Individually significant temporary differences are as follows:

December 31,                                  1998              1997
------------------------------------       -----------        ----------
Net operating loss carryforwards           $   4,602          $      -
Accounts receivable reserves                      58               115
Provision for trade promotions
  and discounts
                                               1,046               318
Inventory                                        500               243
Book/tax depreciation differences               (520)             (515)

The Company believes deferred income tax assets are realizable as a result of expected future income.

At December 31, 1998, the Company had available federal and state income tax carryforwards of $4,244 and $358, respectively. The federal and state income tax carryforwards expire through the year 2018 and 2013, respectively.

The reconciliation between the effective tax rate and the statutory federal income tax rate is as follows:

December 31,                                 1998          1997       1996
----------------------------------------    ------        ------     ------
Statutory federal income tax rate           (34.0)%       (34.0)%     34.0%
State taxes, net of federal income
  tax benefit                                (3.9)         (3.5)       5.9
Tax exempt interest and dividends            (0.1)         (1.7)      (4.0)
Trademark and goodwill amortization           0.2           1.5        2.0
Meals and entertainment                       0.4           1.8         --
Revision of prior year estimates               --           1.6        2.0
Other                                         0.8           2.2        0.7
                                            ------        ------     ------
Effective tax rate                          (36.6)%       (32.1)%     40.6 %
                                            ======        ======     ======


8. ACQUISITIONS
---------------

In January 1996 the Company completed the acquisition of Ojai, California-based Gorilla Foods, Inc., a privately held developer and manufacturer of wheat protein-based, meatless food products, including the GardenDog. The Company issued 240 shares of the Company's Common Stock in exchange for all outstanding common shares of Gorilla Foods, and paid $69 in cash. In addition, the Company agreed to issue up to an additional 200 shares of the Company's Common Stock in 50 share increments if the Company's sales of wheat protein-based products reach certain levels over the ensuing five years. To date, the Company has made no sales of wheat protein-based products. The Company incurred a one-time charge of $612 in the first quarter of 1996 as a result of the acquisition of in-process research and development associated with this acquisition, with the remainder of the purchase price primarily allocated to goodwill.

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


9. RELATED PARTY TRANSACTIONS
-----------------------------

The Company leases its S.E. 8th Avenue plant facility from a shareholder of the Company. The lease is for a one-year term ending December 31, 1999, and the Company may renew the lease for an additional term of one year.

10. SHAREHOLDERS' EQUITY
------------------------

PREFERRED STOCK
The Company has authorized 5,000 shares of preferred stock. Such stock may be issued by the Board of Directors in one or more series, with the preferences, limitations and rights of each series to be determined by the Board of Directors.

PREFERRED SHARE PURCHASE RIGHTS
In April 1996, the Company declared a dividend distribution of one preferred share purchase right on each outstanding share of the Company's Common Stock. Each right, when exercisable, will entitle shareholders to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $47 per share. The rights will become exercisable if a person or group (an "Acquiring Person") acquires 15 percent or more of the Company's Common Stock (with certain exceptions) or announces a tender offer for 15 percent or more of the Common Stock. With the exception of certain cash tender offers, if a person becomes an Acquiring Person, or in the event of certain mergers of the Company with an Acquiring Person, the rights will become exercisable for shares of Common Stock with a market value of two times the exercise price of the right. The Company's Board of Directors is entitled to redeem the rights at $.01 per right at any time before a person has acquired 15 percent or more of the outstanding Common Stock.

STOCK OPTIONS AND WARRANTS
On March 10, 1992, the Company granted a non-statutory stock option to its then Chief Executive Officer exercisable for 1,650 shares of the Company's Common Stock. Such option is exercisable for a period of ten years from the date of grant at an exercise price of $1.00 per share, the fair market value of the Company's Common Stock on the date of grant. During 1996, an option covering 625 of the shares was exercised. At December 31, 1998, an option to purchase 1,025 shares of Common Stock was outstanding, all of which were exercisable. At December 31, 1998, 1,025 shares of the Company's Common Stock were reserved for issuance under this option grant.

In addition, the Company has a 1992 First Amended and Restated Combination Stock Option Plan (the "Plan") which provides for the issuance of incentive stock options ("ISOs") to employees and officers of the Company and non-statutory stock options ("NSOs") to employees, officers, directors and consultants of the Company. Under the Plan, the exercise price of an ISO cannot be less than the fair market value on the date of grant and the exercise price of an NSO cannot be less than 85 percent of fair market value on the date of grant. Options granted under the Plan generally vest three to five years from the date of grant and generally expire ten years from the date of grant. Vesting may accelerate upon a change in control of the Company. At December 31, 1998, the Company had 2,017 shares of Common Stock reserved for issuance under the Plan.

Activity under the Plan is summarized as follows:


                                        Shares Available        Shares Subject to          Weighted Average
                                           for Grant                 Options                Exercise Price
                                      ---------------------    ---------------------     ----------------------

Balances, December 31, 1995                    1,647                      495            $       10.73
Options granted                                 (907)                     907                     7.87
Options canceled                                  21                      (21)                   12.11
Options exercised                                 --                       (9)                    3.08
                                      ---------------------    ---------------------     ----------------------
Balances, December 31, 1996                      761                    1,372                     8.87
Options granted                                 (172)                     172                     7.17
Options canceled                                  58                      (58)                    9.12
Options exercised                                 --                      (42)                    4.37
                                      ---------------------    ---------------------     ----------------------
Balances, December 31, 1997                      647                    1,444                     8.78
Options granted                                 (467)                     467                     9.71
Options canceled                                  94                      (94)                    8.12
Options exercised                                 --                      (74)                    7.27
                                      =====================    =====================     ======================
Balances, December 31, 1998                      274                    1,743            $        9.13
                                      =====================    =====================     ======================


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

The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1998, 1997 and 1996 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:

For the Year Ended December 31,
                                      1998             1997             1996
-------------------------------  --------------    ------------     ------------
Risk-free interest rate                5.50%             6.25%           6.00%
Expected dividend yield                   0%                0%              0%
Expected lives                     6.5 years         6.5 years         8 years
Expected volatility                   60.77%            58.11%          60.94%

Using the Black-Scholes methodology, the total value of options granted during 1998, 1997 and 1996 was $2,534, $760 and $4,762, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically four years). The weighted average per share fair value of options granted during 1998, 1997 and 1996 was $4.92, $4.45 and $5.55, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:


For the Year Ended
December 31,                         1998                           1997                           1996
-------------------------- --------------------------     -------------------------     ---------------------------
                               As           Pro               As            Pro             As              Pro
                            Reported       Forma           Reported        Forma         Reported          Forma
                           -----------    -----------     -----------    ----------     -----------     -----------

Net income (loss)           $(10,042)       $(11,870)       $(1,393)       $(3,102)         $1,063          $(299)
Basic net income (loss)
per share                     $(1.16)         $(1.37)        $(0.16)        $(0.36)          $0.13         $(0.04)
Diluted net income
(loss) per share              $(1.16)         $(1.37)        $(0.16)        $(0.36)          $0.12         $(0.04)


The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

The following table summarizes information about stock options outstanding at December 31, 1998:


                             Options Outstanding                                          Options Exercisable
-------------------------------------------------------------------------------    -----------------------------------
                                                Weighted
                                                 Average           Weighted           Number of           Weighted
 Range of Exercise           Number             Remaining           Average            Shares              Average
      Prices             Outstanding at        Contractual         Exercise        Exercisable at         Exercise
                            12/31/98          Life - Years           Price            12/31/98              Price
--------------------     ----------------    ----------------    --------------    ----------------     --------------

      $        1.00             1,025                3.1              $ 1.00              1,025              $ 1.00
               3.08                 1                5.0                3.08                  1                3.08
        6.56 - 6.78               211                7.3                6.62                127                6.62
        6.88 - 7.94               290                7.4                7.45                203                7.41
        8.69 - 8.97               750                7.9                8.80                273                8.75
               9.56                12                6.9                9.56                 12                9.56
      10.91 - 11.75               391                5.1               11.56                332               11.62
      12.31 - 13.56                88                8.3               12.79                 37               12.90
====================     ================    ================    ==============    ================     ==============
     $ 1.00 - 13.56             2,768                5.6              $ 6.12              2,010              $ 5.08
====================     ================    ================    ==============    ================     ==============



At December 31, 1997 and 1996, 1,783 and 1,575 options, respectively, were exercisable at weighted average exercise prices of $4.54 per share and $4.05 per share, respectively.

11. 401(K) PLAN
---------------

The Company has a 401(k) Salary Deferral Plan, which covers all employees who have reached the age of 18. The covered employees may elect to have an amount deducted from their wages for investment in a retirement plan. The Company matches 100 percent of employee contributions up to two percent of compensation. The Company's contribution to this plan was approximately $137 in 1998, $106 in 1997 and $74 in 1996.


12. SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------

Supplemental disclosure of cash flow information is as follows:


                                                                    1998               1997              1996
-----------------------------------------------------------     -------------      -------------    ---------------

Cash paid during the period for interest                        $    552           $     --         $        --
Cash paid during the period for income taxes                          11                 13               1,062
Issuance of Common Stock in exchange for interest  expense
   on Convertible Notes                                              525                 --                  --
Issuance  of Common  Stock in  exchange  for the assets of
   Gorilla Foods, Inc.                                                --                 --                 990



13. SUBSEQUENT EVENTS
---------------------

In March 1999, the Agreement (see Note 4) was amended to consolidate the $14.5 million and the $5.0 million lines of credit. In addition, the interest rate was changed to the bank's reference rate plus one percentage point, or at the option of the Company, at LIBOR plus 4.0 percentage points or the Offshore rate plus
4.0 percentage points. This line of credit expired March 19, 1999. The Company is currently renegotiating its credit facilities.

On March 29, 1999, the Company entered into a definitive stock purchase agreement to sell $32.5 million of convertible preferred stock to a group of investors. Under the terms of the agreement, the Company will sell an aggregate of 2,762,500 shares of Series A convertible preferred stock and 487,500 shares of Series B convertible preferred stock to members of the investor group, each at a price of $10 per share, or an aggregate consideration of $32.5 million, subject to certain closing conditions. The preferred shares are convertible at a price of $10 per share at any time following issuance at the discretion of the holder. The Series B conversion price will be adjusted to $3.75 if the Company fails to meet specified performance targets for fiscal years 1999 and 2000. Both series of preferred stock are entitled to a 12 percent cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of the Company. Shares may not be redeemed until five years after the original date of issuance, at which point they may be redeemed at the election of the holders or, under certain conditions, at the discretion of the Company.

                    Report of Independent Public Accountants
                         on Financial Statement Schedule

We have audited in accordance with generally accepted auditing standards, the financial statements included in Gardenburger, Inc.'s Form 10-K, and have issued our report thereon dated January 26, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule included on page F-17 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                           ARTHUR ANDERSEN LLP

Portland, Oregon,
   January 26, 1999

                                                                     SCHEDULE II

                               GARDENBURGER, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (In thousands)


                   Column A                       Column B                      Column C                     Column D       Column E
------------------------------------------     --------------    -------------------------------------    -------------    ---------
                                                   Balance            Charged           Charged to                          Balance
                                                at Beginning       to Costs and       Other Accounts -     Deductions -      at End
 Description                                      of Period          Expenses            Describe           Describe(a)    of Period
------------------------------------------     --------------    ----------------    -----------------    -------------    ---------

 Year Ended December 31, 1996:

 Reserves deducted from asset accounts:

 Allowance for uncollectible accounts              $ 120               $  70                  $ -            $ 13            $ 177

 Year Ended December 31, 1997:

 Reserves deducted from asset accounts:

 Allowance for uncollectible accounts              $ 177               $ 128                  $ -            $ 30            $ 275

 Year Ended December 31, 1998:

 Reserves deducted from asset accounts:

 Allowance for uncollectible accounts              $ 275               $ 146                  $ -           $ 273            $ 148


 (a) Charges to the account included in this column are for the purposes for which the reserve was created as well as a reduction in the reserve to levels estimated to be appropriate by the Company.

Exhibit Index

Exhibit No.  Description
-----------  -----------
3.1          Restated Articles of Incorporation as amended October 17, 1997 (8)

3.2          1995 Restated Bylaws of the Company, as amended April 21, 1998 (12)

10.1         Business Loan Agreement with Bank of America NT & SA re:
             Line-of-Credit, dated April 28, 1998 (12)

10.2 First Amendment, dated July 24, 1998, to Business Loan Agreement, dated April 28, 1998, between Bank of America NT & SA and the Company (13)

10.3 Second Amendment, dated August 18, 1998, to Business Loan Agreement, dated April 28, 1998, between Bank of America NT & SA and the Company (14)

10.4 Third Amendment, dated November 20, 1998, to Business Loan Agreement, dated April 28, 1998, between Bank of America NT & SA and the Company

10.5 Fourth Amendment, dated December 8, 1998, to Business Loan Agreement, dated April 28, 1998, between Bank of America NT & SA and the Company

10.6 Fifth Amendment, dated January 27, 1999, to Business Loan Agreement, dated April 28, 1998, between Bank of America NT & SA and the Company

10.7 Sixth Amendment, dated March 8, 1999, to Business Loan Agreement, dated April 28, 1998, between Bank of America NT & SA and the Company

10.8         Plant Lease-1416 S.E. 8th, Portland, Oregon (1)

10.9         First Amendment to Plant Lease - 1416 S.E. 8th, Portland, Oregon
             (11)

10.10        Second Amendment to Plant Lease - 1416 S.E. 8th, Portland, Oregon
             (12)

10.11 Third Amendment to Plant Lease - 1416 S.E. 8th, Portland, Oregon, dated January 1, 1999

10.12 Consent to Assignment and Option to purchase 1005 S.E. Washington, Portland, Oregon (1)

10.13        Morrison Plaza Office Lease dated October 29, 1996. (10)

10.14        First Amendment to Morrison Plaza Office Lease, dated December 9,
             1997 (11)

10.15 Lease extension for Morrison Plaza Office Building, dated September 11, 1998 (14)

10.16 Facility Lease by and between Freeport Center Associates, a Utah general partnership and the Company, dated May 28, 1997 (9)

Exhibit No.
-----------
10.17 Addendum dated August 1, 1997 to Facility Lease by and between Freeport Center Associates, and the Company (11)

10.18 Purchase and Sale Agreement and Receipt For Earnest Money Between the Iseli Family Partnership (Seller) and the Company (Buyer), as amended, dated May 8, 1995 (5)

10.19 Plan and Agreement of Reorganization by Exchange by the Company of its Voting Stock for Substantially All The Properties of Gorilla Foods, Inc., dated January 31, 1996 (5)

10.20 Rights Agreement between the Company and First Chicago Trust Company of New York, dated April 25, 1996 (7)

10.21 Amendment No. 1, dated as of March 26, 1998, to Rights Agreement dated as of April 25, 1996, between the Company and First Chicago Trust Company of New York (12)

10.22 Lease Agreement between BA Leasing & Capital Corporation and the Company, dated as of December 17, 1997 (11)

10.23 First Amendment, dated June 4, 1998, to Lease Agreement, dated December 17, 1997 between BA Leasing & Capital Corporation and the Company (13)

10.24 Lease Agreement between BA Leasing & Capital Corporation and the Company, dated as of May
             28, 1998 (14)

10.25 First Amendment, dated January 14, 1999 to Lease Agreement between BA Leasing & Capital Corporation and the Company, dated as of May 28, 1998

10.26 Note Purchase Agreement, dated as of March 27, 1998, between the Company and Dresdner Kleinwort Benson Private Equity Partners L.P.
             (12)

10.27        Convertible Senior Subordinated Note dated March 27, 1998 (12)

10.28 Registration Rights Agreement dated as of March 27, 1998, between the Company and Dresdner Kleinwort Benson Private Equity Partners L.P. (12)

10.29        1992 First Amended and Restated Combination Stock Option Plan (4)
             (15)

10.30        Lyle Hubbard Employment Agreement dated April 14, 1996 (10) (15)

10.31 Agreement to Extend and Amend Employment Agreement dated November 16, 1998 to Lyle Hubbard Employment Agreement dated April 14, 1996
             (15)

10.32 Agreement to Extend and Amend Employment Agreement dated March 5, 1999 to Lyle Hubbard Employment Agreement dated April 14, 1996

10.33        Paul F. Wenner Employment Agreement and Amendment thereto (1) (15)

Exhibit No.
-----------

10.34        Paul F. Wenner Stock Option Agreement (2) (15)

10.35        Form of Severance Agreement for Executive Officers (10) (15)

10.36 Form of Indemnification Agreement between the Company and its Officers and Directors (15)

10.37        1999 Executive Annual Incentive Plan (15)

10.38 Form of Incentive Stock Option Agreement for Option grants to executive officers after May 24, 1995 (15)

10.39 Form of Non-Statutory Stock Option Agreement for Option grants to executive officers after May 24, 1995 (15)

10.40 Warehouse Lease between Freeport Center Associates and the Company, dated January 25, 1999.

10.41 Stock Purchase Agreement dated as of March 29, 1999, by and among Gardenburger, Inc., and Rosewood Capital III, L.P., Farallon Capital Management LLC, Gruber & McBaine Capital Management, LLC, BT Capital Investors LP, and certain other purchasers identified therein. (16)

23           Consent of Arthur Andersen LLP

27           Financial Data Schedule

99           Description of Common Stock of Gardenburger, Inc. (12)


(1) Incorporated by reference to the Company's Form S-1 Registration Statement (Commission File No. 33-46623), filed May 6, 1992.
(2) Incorporated by reference to the Company's 1992 Form 10-K Annual Report, filed March 23, 1993.
(3) Incorporated by reference to the Company's 1993 Form 10-K Annual Report, filed March 23, 1994.
(4) Incorporated by reference to the Company's 1994 Form 10-K Annual Report, filed March 30, 1995.
(5) Incorporated by reference to the Company's 1995 Form 10-K Annual Report, filed March 29, 1996.
(6) Incorporated by reference to the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 1996, filed November 4, 1996.
(7) Incorporated by reference to the Company's Form 8-K Current Report, filed May 8, 1996.
(8) Incorporated by reference to the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 1997, filed November 4, 1997.
(9) Incorporated by reference to the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 1997, filed August 14, 1997.
(10) Incorporated by reference to the Company's 1996 Form 10-K Annual Report, filed March 25, 1997.
(11) Incorporated by reference to the Company's 1997 Form 10-K Annual Report, filed March 31, 1998.
(12) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1998, filed May 15, 1998.
(13) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1998, filed August 12, 1998.
(14) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1998, filed November 5, 1998.
(15)  Management contract or compensatory plan or arrangement.
(16) Incorporated by reference to the Company's Form 8-K Current Report, as filed with the Securities and Exchange Commission on March 31, 1999.