Form 10-Q
period 1999-03-31
GARDENBURGER INC
filed 1999-05-17
CIK 859735

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

                   -------------------------------------------
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

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
Yes  ____X____     No  ________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    COMMON STOCK WITHOUT PAR VALUE                         8,839,251
              (Class)                             (Outstanding at May 7, 1999)

================================================================================

                               GARDENBURGER, INC.
                                    FORM 10-Q
                                      INDEX



PART I - FINANCIAL INFORMATION                                          Page
------------------------------                                          ----
Item 1. Financial Statements

        Balance Sheets - March 31, 1999 and December 31, 1998             2

        Statements of Operations - Quarters Ended March 31, 1999
        and 1998                                                          3

        Statements of Cash Flows - Quarters Ended March 31, 1999
        and 1998                                                          4

        Notes to Financial Statements                                     5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         7

Item 3. Quantitative and Qualitative Disclosures About Market Risk       10

PART II - OTHER INFORMATION
---------------------------

Item 2. Changes in Securities and Use of Proceeds                        10

Item 6. Exhibits and Reports on Form 8-K                                 12

Signatures                                                               13

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                               GARDENBURGER, INC.
                                 BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                     March 31,             December 31,
                                                                       1999                    1998
                                                                 ------------------     -------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                    $           1,684      $            2,320
    Accounts receivable, net of allowances of
       $208 and $148                                                         6,391                  14,969
    Inventories, net                                                        17,248                  12,457
    Prepaid expenses                                                         3,854                   4,515
    Deferred income taxes                                                    5,045                   1,989
                                                                 ------------------     -------------------
        Total Current Assets                                                34,222                  36,250

Property, Plant and Equipment, net of accumulated
       depreciation of $3,587 and $3,174                                    11,716                  12,238
Deferred Income Taxes                                                        4,242                   4,242
Other Assets, net of accumulated amortization of
       $620 and $534                                                         2,401                   2,318
                                                                 ------------------     -------------------
        Total Assets                                             $          52,581      $           55,048
                                                                 ==================     ===================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term note payable                                      $          17,105      $           15,000
    Accounts payable                                                         9,897                   9,708
    Payroll and related liabilities payable                                  2,513                   1,822
    Other current liabilities                                                2,006                   2,366
                                                                 ------------------     -------------------
        Total Current Liabilities                                           31,521                  28,896

Other Long-Term Liabilities                                                    217                     226
Convertible Notes Payable                                                   15,000                  15,000

Shareholders' Equity:
    Preferred Stock, no par value, 5,000,000 shares
      authorized; none issued                                                    -                       -
    Common Stock, no par value, 25,000,000 shares
      authorized; shares issued and outstanding:
      8,787,271 and 8,733,811                                               10,092                   9,717
    Additional paid-in capital                                               4,275                   4,275
    Retained earnings (deficit)                                             (8,524)                 (3,066)
                                                                 ------------------     -------------------
       Total Shareholders' Equity                                            5,843                  10,926
                                                                 ------------------     -------------------
       Total Liabilities and Shareholders' Equity                $          52,581      $           55,048
                                                                 ==================     ===================


      The accompanying notes are an integral part of these balance sheets.

                               GARDENBURGER, INC.
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                              Three months ended March 31,
                                         ---------------------------------------
                                               1999                 1998
                                         -----------------    ------------------

Net sales                                $         13,563     $          13,040
Cost of goods sold                                  7,353                 6,887
                                         -----------------    ------------------
Gross margin                                        6,210                 6,153

Operating expenses:
    Sales and marketing                            11,072                11,421
    General and administrative                      1,916                 1,440
    Restructuring charge                            1,100                     -
                                         -----------------    ------------------
                                         -----------------    ------------------
                                                   14,088                12,861
                                         -----------------    ------------------
Operating loss                                     (7,878)               (6,708)

Other income (expense):
    Interest income                                    15                     -
    Interest expense                                 (654)                  (30)
    Other, net                                         10                     -
                                         -----------------    ------------------
                                         -----------------    ------------------
                                                     (629)                  (30)
                                         -----------------    ------------------
Loss before benefit from income taxes              (8,507)               (6,738)
Benefit from income taxes                           3,051                 2,420
                                         -----------------    ------------------
Net loss                                 $         (5,456)    $          (4,318)
                                         =================    ==================

Basic and diluted net loss per share     $          (0.62)    $           (0.50)
                                         =================    ==================

Shares used for net loss per share              8,761,479             8,612,973
                                         =================    ==================





        The accompanying notes are an integral part of these statements.

                               GARDENBURGER, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                 Three Months Ended March 31,
                                                                            --------------------------------------
                                                                                 1999                  1998
                                                                            ----------------     -----------------
Cash flows from operating activities:
   Net loss                                                                 $        (5,456)     $         (4,318)
   Effect of exchange rate on operating accounts                                         (2)                    1
   Adjustments to reconcile net loss to net cash flows used in operating activities:
         Deferred income taxes                                                       (3,056)               (2,400)
         Depreciation and amortization                                                  499                   299
         Other non-cash (income) expense                                                 (9)                  (58)
         Loss on sale of fixed assets                                                     -                     1
         (Increase) decrease in:
            Accounts receivable, net                                                  8,578                   975
            Inventories, net                                                         (4,791)               (3,456)
            Prepaid expenses                                                            661                  (696)
            Income taxes receivable                                                       -                   (24)
         Increase (decrease) in:
            Accounts payable                                                            189                 1,272
            Payroll and related liabilities payable                                     691                  (218)
            Other current liabilities                                                  (360)                1,176
                                                                            ----------------     -----------------
               Net cash used in operating activities                                 (3,056)               (7,446)

Cash flows from investing activities:
   Payments for purchase of property and equipment                                   (1,318)               (1,903)
   Proceeds from sale of property and equipment                                       1,427                     4
   Other assets, net                                                                   (169)                  (51)
                                                                            ----------------     -----------------
               Net cash used in investing activities                                    (60)               (1,950)

Cash flows from financing activities:
   Proceeds from line of credit                                                       2,105                 2,000
   Proceeds from issuance of convertible notes payable                                    -                15,000
   Financing fees related to issuance of convertible notes payable                        -                  (986)
   Proceeds from exercise of common stock options                                       375                    74
   Income tax benefit of non-qualified stock option exercises
       and disqualifying dispositions                                                     -                    16
                                                                            ----------------     -----------------
               Net cash provided by financing activities                              2,480                16,104
                                                                            ----------------     -----------------

Increase (decrease) in cash and cash equivalents                                       (636)                6,708

Cash and cash equivalents:
   Beginning of period                                                                2,320                 2,602
                                                                            ----------------     -----------------
   End of period                                                            $         1,684      $          9,310
                                                                            ================     =================



        The accompanying notes are an integral part of these statements.

                               GARDENBURGER, INC.
                          NOTES TO FINANCIAL STATEMENTS
       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE INDICATED)
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION
------------------------------
The financial information included herein for the quarterly periods ended March 31, 1999 and 1998 and the financial information as of March 31, 1999 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1998 is derived from Gardenburger, Inc.'s (the Company's) 1998 Annual Report on Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  INVENTORIES
--------------------
Inventories are valued at standard cost, which approximates the lower of cost (using the first-in, first-out (FIFO) method) or market, and include materials, labor and manufacturing overhead.

                                MARCH 31, 1999           DECEMBER 31, 1998
                                ----------------        -------------------
Raw materials                        $3,565                    $2,843
Packaging and supplies                  364                       275
Finished goods                       13,319                     9,339
                                ================        ===================
                                    $17,248                   $12,457
                                ================        ===================

NOTE 3. SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH ACTIVITY
----------------------------------------------------------------
Supplemental disclosure of cash flow information is as follows:

                                               QUARTERLY PERIODS ENDED MARCH 31,
                                               ---------------------------------
                                                   1999                 1998
                                               ------------         ------------
Cash paid during the period for income taxes       $  5                 $ 4
Cash paid during the period for interest            307                  56
Stock issued in exchange for interest expense       263                   -

NOTE 4.  EARNINGS PER SHARE
---------------------------
Basic earnings per share ("EPS") and diluted EPS are the same for both periods presented since the Company was in a loss position in both periods.

Potentially dilutive securities that are not included in the diluted EPS calculation because they would be antidilutive are as follows:

                                           MARCH 31,
                               --------------------------------
                                    1999               1998
                               --------------     -------------
Stock options                        3,084             2,752
Convertible notes                    1,163             1,163
                               ==============     =============
  Total                              4,247             3,915
                               ==============     =============

NOTE 5.  SUBSEQUENT EVENTS
--------------------------
In April 1999, the Company closed a stock purchase agreement selling $32.5 million of convertible preferred stock to several investors. Under the terms of the agreement, the Company sold an aggregate of 2,762,500 shares of Series A convertible preferred stock and 487,500 shares of Series B convertible preferred stock to members of the investor group, at a price of $10 per share for each series, or an aggregate consideration of $32.5 million. The preferred shares are convertible at a price of $10 per share at any time following issuance at the discretion of the holder. The Series B conversion price will be adjusted to $3.75 if the Company fails to meet specified performance targets for fiscal years 1999 and 2000. Both series of preferred stock are entitled to a 12 percent cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of the Company. Shares may not be redeemed until five years after the original date of issuance, at which time they may be redeemed at the election of the holders or, under certain conditions, at the discretion of the Company.

In April 1999, the Company entered into an Amended and Restated Business Loan Agreement (the "Agreement") with Bank of America NT & SA. The Agreement provides for a credit line of up to $20 million with interest at the Bank's Reference Rate or, at the option of the Company, at LIBOR plus 1.25 percentage points or at the Offshore Rate plus 1.25 percentage points. The line of credit is available until June 1, 2000. The Agreement also provides for a standby letter of credit of up to $400,000 (included in the $20 million limit) with a maximum maturity of March 31, 2001. The Agreement provides that the line of credit is to be secured by all machinery, equipment, inventory, receivables and intangible assets of the Company.

The Company is required to meet certain financial covenants under the Agreement as follows:
     -    To maintain a current ratio of at least 1.5:1.0 measured monthly;
     - Not to incur an operating loss of more than $5 million for the year ending December 31, 1999; and
     - To maintain a minimum fixed charge coverage ratio of at least 1.25:1.00 measured on a rolling four-quarter basis, beginning December 31, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS
Net sales increased 4.0 percent to $13.6 million for the first quarter of 1999 from $13.0 million for the first quarter of 1998. The increase is primarily related to increased sales in the Company's club store and grocery channels as a result of the Company's marketing emphasis. Sales in the first quarter of 1999 were lower than anticipated due to strong sales in the fourth quarter of 1998 in the grocery channel to ensure that enough product would be available for a try-free coupon promotion in January 1999. The Company's U.S. All Commodity Volume ("ACV") was approximately 90 percent at the end of the first quarter of 1999 compared to approximately 75 percent at the end of the first quarter of 1998. ACV compares the total sales volume of the stores carrying the Company's products to the total sales volume throughout the retail grocery channel.

For the first quarter of 1999, the Company attained an average market share of 46 percent in the grocery channel compared to 33 percent for the first quarter of 1998. In addition, studies performed by Information Resources Incorporated indicate that Gardenburger's repeat rate is at 39 percent and, despite the try-free event in the first quarter of 1999, repeat sales accounted for 65 percent of brand sales in the first quarter of 1999 in the grocery channel. Repeat sales made up only 48 percent of sales in the first quarter of 1998.

Gross margin remained constant at $6.2 million, or 45.8 percent of net sales, for the first quarter of 1999 compared to 47.2 percent of net sales for the first quarter of 1998. The decrease in the gross margin percentage is primarily a result of start-up activities for a second production line in Clearfield, Utah.

Sales and marketing expenses decreased to $11.1 million (81.6 percent of net sales) for the first quarter of 1999 from $11.4 million (87.6 percent of net sales) for the first quarter of 1998. The Company is continuing its aggressive marketing campaign, which includes national television media advertising. The slight decrease in dollars spent is a result of lower coupon and advertising expense, offset in part by higher slotting and product demonstration expense.

General and administrative expenses increased to $1.9 million (14.1 percent of net sales) for the first quarter of 1999 compared to $1.4 million (11.0 percent of net sales) for the first quarter of 1998, primarily as a result of incremental costs related to bringing a new, Year 2000 compliant management information system on-line and general growth of the business.

The Company incurred a restructuring charge of $1.1 million in the first quarter of 1999 related to the closure of its Portland, Oregon production facility. At March 31, 1999, $631,000 remained in accrued liabilities related to this charge, primarily for employee severance and other employee related costs.

Operating loss increased to $7.9 million for the first quarter of 1999 from $6.7 million for the first quarter of 1998 as a result of the individual line item changes discussed above.

Interest expense was $654,000 in the first quarter of 1999 compared to $30,000 in the first quarter of 1998 as a result of increased levels of debt associated with the Company's aggressive marketing campaigns.

Income taxes are based on an estimated rate of 35.9 percent for the quarter ended March 31, 1999 compared to the 36.6 percent rate used for all of 1998.

Net loss was $5.5 million for the first quarter of 1999 compared to net loss of $4.3 million for the first quarter of 1998. Loss per share, both basic and diluted, was $0.62 (on 8,761,479 shares) for the first quarter of 1999 compared to loss per share, both basic and diluted, of $0.50 (on 8,612,973 shares) for the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1999 working capital was $2.7 million, including $1.7 million of cash and cash equivalents. In the first quarter of 1999, working capital decreased by $4.7 million compared to December 31, 1998 and the current ratio decreased to 1.1:1 from 1.3:1.

Cash and cash equivalents decreased $636,000 from December 31, 1998 primarily due to $3.1 million used in operations, offset by $2.1 million in proceeds from the Company's line of credit and $375,000 of proceeds from the exercise of stock options.

Accounts receivable decreased $8.6 million to $6.4 million at March 31, 1999 from $15.0 million at December 31, 1998 due primarily to significant sales at the end of 1998 that were collected during the first quarter of 1999. Days sales outstanding decreased to 42 at March 31, 1999 from 47 at December 31, 1998.

Inventories increased $4.7 million to $17.2 million at March 31, 1999 from $12.5 million at December 31, 1998 in order to support the increased level of sales expected in the second quarter of 1999 as well as to help ensure adequate stock during a transition period as the second production line comes on line in Clearfield and the Portland facility ceased operations. Inventory turned 2.0 times on an annualized basis for the first quarter of 1999 compared to 5.3 times on an annualized basis for the fourth quarter of 1998.

Capital expenditures of $1.3 million during the first quarter of 1999 primarily resulted from expenditures for the Company's new management information system and for production equipment in Clearfield not covered under the company's operating leases. Capital expenditures are estimated to total approximately $4.0 million for 1999, primarily for information systems infrastructure and the second production line in Clearfield.

The Company has outstanding $15 million of 7 percent Convertible Senior Subordinated Notes (the "Notes") held by Dresdner Kleinwort Benson Private Equity Partners L.P. ("Dresdner"). The Notes are convertible into shares of the Company's Common Stock at the option of the holder until maturity in 2003, at which time they will be due in full if not previously converted. The Company may also elect to redeem the Notes, if not previously converted, at any time after two years from the date of issuance. The conversion price of the Notes at April 30, 1999 was $12.13 per share, as adjusted to reflect the issuance of convertible preferred stock as discussed below and the grant of certain stock options to employees and consultants. Under the terms of the Note Purchase Agreement relating to the Notes, the Company must comply with certain covenants and maintain certain financial ratios as follows: current assets to current liabilities of at least 1.575 to 1.0, measured monthly; total liabilities, exclusive of the Notes, to tangible net worth, inclusive of the Notes, not to exceed 1.1 to 1.0, measured monthly; and a minimum fixed charge coverage ratio of 1.08 to 1.0, measured annually. At March 31, 1999, the Company was out of compliance with its financial ratio covenants under the Notes. The Company has received a waiver of compliance from Dresdner through the period ending December 31, 1999.

In April 1999, the Company consummated the sale of $32.5 million of convertible preferred stock to several investors pursuant to a stock purchase agreement entered into in March 1999. Under the terms of the agreement, the Company sold an aggregate of 2,762,500 shares of Series A convertible preferred stock and 487,500 shares of Series B convertible preferred stock to the investors, each at a price of $10 per share, or an aggregate consideration of $32.5 million. The preferred shares are convertible into shares of common stock at a conversion price of $10 per share at any time following issuance at the discretion of the holder. The Series B conversion price will be adjusted to $3.75 if the Company fails to meet specified performance targets for fiscal years 1999 and 2000. Both series of preferred stock are entitled to a 12 percent cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of the Company. Shares may not be redeemed until five years after the original date of issuance, at which time they may be redeemed at the election of the holders or, under certain conditions, at the discretion of the Company.

In April 1999, the Company entered into an Amended and Restated Business Loan Agreement (the "Agreement") with Bank of America NT & SA. The Agreement provides for a credit line of up to $20 million with interest at the Bank's Reference Rate or, at the option of the Company, at LIBOR plus 1.25 percentage points or at the Offshore Rate plus 1.25 percentage points. The line of credit is available until June 1, 2000. The Agreement also provides for a standby letter of credit of up to $400,000 (included in the $20 million limit) with a maximum maturity of March 31, 2001. The Agreement provides that the line of credit is to be secured by all machinery, equipment, inventory, receivables and intangible assets of the Company.

The Company is required to meet certain financial covenants under the Agreement as follows:

     -    To maintain a current ratio of at least 1.5:1.0 measured monthly;
     - Not to incur an operating loss of more than $5 million for the year ending December 31, 1999; and
     - To maintain a minimum fixed charge coverage ratio of at least 1.25:1.00 measured on a rolling four-quarter basis, beginning December 31, 2000.

NEW ACCOUNTING PRONOUNCEMENT
In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for all derivative instruments. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company currently does not have any derivative instruments and, accordingly, the adoption of SFAS 133 is not expected to have an impact on the Company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

None.


                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
-------  -----------------------------------------

On April 14, 1999, the Company issued and sold 2,762,500 shares of its Series A Convertible Preferred Stock (the "Series A Shares") and 487,500 shares of its Series B Convertible Preferred Stock (the "Series B Shares" and, together with the Series A Shares, the "Preferred Shares") to certain institutional and accredited investors at a price of $10.00 per share, or total consideration of $32,500,000. The Company paid BT Alex. Brown Incorporated, the Company's placement agent in the transaction, a placement fee of $1,920,000. A summary of the terms of the Preferred Shares and a related Investor Rights Agreement follows. This summary does not contain all of the information included in those documents, which are filed as exhibits to this report.

The Preferred Shares are convertible into shares of Common Stock at a conversion price of $10 per share, or presently on a one-for-one basis, at any time at the discretion of the holder. The conversion price is subject to adjustment for stock dividends, stock splits, recapitalizations, and other anti-dilution provisions. All shares of a series of the Preferred Shares will be automatically converted into Common Stock upon the vote or written consent of the holders of two-thirds of the outstanding shares of such series. The conversion price for the Series B Shares will be adjusted to $3.75 if the Company fails to meet specified performance targets for fiscal years 1999 and 2000.

The Preferred Shares are entitled to a 12% cumulative annual dividend payable upon redemption of the shares or in the event of a sale or liquidation of the Company. The Company is prohibited from paying cash dividends to holders of its Common Stock ("Junior Dividends") unless dividends have been declared and paid on all outstanding Preferred Shares in an amount equal to the greater of the 12% cumulative dividends accrued on such Preferred Shares through the record date for the Junior Dividend and the amount of the Junior Dividend payable on the Preferred Shares on an as-converted basis, in each case less the amount of any 12% cumulative dividends previously paid on such Preferred Shares. All accumulated dividends on any Preferred Shares which are converted shall be forfeited other than dividends as to which the Company has previously breached its payment obligation.

Upon the liquidation or dissolution of the Company, the holders of Preferred Shares are entitled to receive a payment of $10.00 per share plus all accumulated and unpaid dividends, including amounts payable in connection with Junior Dividends. The right of holders of Common Stock to distribution of the Company's assets upon liquidation is junior to the liquidation preference of the Preferred Shares. Each holder of Preferred Shares may deem a merger, sale of all or substantially all the assets of the Company, a capital reorganization of the Company or a reclassification of the Common Stock to be a liquidation of the Company.

The Preferred Shares of each series may be redeemed at a price equal to the liquidation preference at any time after December 31, 2004, at the election of a majority of the holders of each series. The Preferred Shares may also be redeemed at the option of the Company at a price equal to $10.50 per share plus accumulated and unpaid dividends after December 31, 2004, provided that the Common Stock then issuable upon conversion of the Preferred Shares is freely tradable upon issuance and the market price of the Common Stock for the 60 trading days preceding notice of redemption is at least 200% of the conversion price then in effect.

Each Preferred Share is entitled to one vote (or such other number of votes equal to the number of shares of Common Stock into which such Preferred Share shall be convertible from time to time) in the election of directors and any other matters presented to the shareholders of the Company for their action or consideration. Except to the extent otherwise required by law or the Company's Articles of Incorporation, holders of Preferred Shares will vote together with the holders of Common Stock as a single voting group.

As long as 1,408,875 Series A Shares remain outstanding, the holders of the Series A Shares are entitled to elect two directors by a majority of the outstanding Series A Shares, voting as a separate voting group. In accordance with this provision, Kyle A. Anderson and Jason M. Fish were elected directors of the Company effective April 14, 1999.

Also, as long as 552,500 Series A Shares and 97,500 Series B Shares remain outstanding, the Preferred Shares are entitled to vote together as a single voting group (that is, without the Common Shares) with respect to proposals by the Company to engage in specified significant corporate actions.

Pursuant to a separate Investor Rights Agreement, the Company has agreed to register the shares of Common Stock into which the Preferred Shares are convertible for resale by the holders thereof within 120 days after April 14, 1999.

The Company relied upon the exemption from registration provided by Rule 506 under the Securities Act of 1933 with respect to the offer and sale of the Preferred Shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a) The exhibits filed as a part of this report are listed below and this list is intended to comprise the exhibit index:

         Exhibit No.
         -----------
         3.1      Restated Articles of Incorporation as amended April 14, 1999.
         3.2      1995 Restated Bylaws of Gardenburger, Inc., as amended March
                  29, 1999.
         10.1     Amended and Restated Business Loan Agreement dated April 14,
                  1999, between Bank of America NT & SA and Gardenburger, Inc.
         10.2     Stock Purchase Agreement dated as of March 29, 1999, by and among Gardenburger, Inc., and Rosewood Capital III, L.P.,
                  Farallon Capital Management LLC, Gruber & McBaine Capital
                  Management, LLC, BT Capital Investors LP, and certain other purchasers identified therein. Incorporated by reference to
                  Exhibit 10.1 to the Company's Current Report on Form 8-K filed
                  April 1, 1999.
         10.3     Amendment and Waiver of Stock Purchase Agreement dated April
                  14, 1999, by and among Gardenburger, Inc., and the Purchasers identified on Exhibit A thereto.
         10.4     Investor Rights Agreement dated April 14, 1999, by and among
                  Gardenburger, Inc., and the investors identified on Exhibit A thereto.
         10.5     Amendment No. 2 dated April 14, 1999, to Rights Agreement
                  dated as of April 25, 1996, between Gardenburger, Inc., and
                  First Chicago Trust Company of New York as Rights Agent.
         27       Financial Data Schedule.
         99       Description of Common Stock.

(b) Reports on Form 8-K filed since January 1, 1999:

         A report on Form 8-K dated January 27, 1999, was filed on January 28, 1999, containing information related to discussions regarding a private placement of preferred stock, under Item 5. Other Events.

         A report on Form 8-K dated March 31, 1999, was filed on April 1, 1999, containing information regarding the terms of a definitive stock purchase agreement dated March 29, 1999, filed as an exhibit thereto and relating to the sale of $32.5 million of the Company's convertible preferred stock to certain investors, under Item 5. Other Events.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   May 13, 1999            GARDENBURGER, INC.


                                By: /s/ Lyle G. Hubbard
                                   ---------------------------------------------
                                Lyle G. Hubbard
                                Director, President and Chief Executive Officer (Principal Executive Officer)


                                By: /s/ Richard C. Dietz
                                   ---------------------------------------------
                                Richard C. Dietz
                                Executive Vice President,
                                Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)