Form 10-Q
period 1999-06-30
GARDENBURGER INC
filed 1999-08-13
CIK 859735

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                    FORM 10-Q
                            ------------------------


(Mark One)
  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR
  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the transition period from _______ to _________

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

Yes     X           No
    --------           ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK WITHOUT PAR VALUE                         8,839,551
             (Class)                             (Outstanding at August 5, 1999)



================================================================================

                               GARDENBURGER, INC.
                                    FORM 10-Q
                                      INDEX



PART I -  FINANCIAL INFORMATION                                           Page
-------------------------------                                           ----

Item 1.   Financial Statements

          Balance Sheets - June 30, 1999 and December 31, 1998              2

          Statements of Operations - Three Month and Six Month
          Periods Ended June 30, 1999 and 1998                              3

          Statements of Cash Flows - Six Months Ended June 30,
          1999 and 1998                                                     4

          Notes to Financial Statements                                     5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       11

PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                        11

Item 4.   Submission of Matters to a Vote of Security Holders              11

Item 5.   Other Information                                                12

Item 6.   Exhibits and Reports on Form 8-K                                 13

Signatures                                                                 14

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------


                               GARDENBURGER, INC.
                                 BALANCE SHEETS
                      (In thousands, except share amounts)



                                                      June 30,      December 31,
                                                        1999            1998
                                                     ----------     ------------

ASSETS
Current Assets:
    Cash and cash equivalents                        $   4,866        $   2,320
    Accounts receivable, net of allowances of
       $258 and $148                                    11,315           14,969
    Inventories, net                                    13,157           12,457
    Prepaid expenses                                     2,789            4,515
    Deferred income taxes                               10,986            1,989
                                                     ----------       ----------
        Total Current Assets                            43,113           36,250

Property, Plant and Equipment, net of accumulated
       depreciation of $3,508 and $3,174                10,604           12,238
Deferred Income Taxes                                    4,242            4,242
Other Assets, net of accumulated amortization of
       $705 and $534                                     2,344            2,318
                                                     ----------       ----------
        Total Assets                                 $  60,303        $  55,048
                                                     ==========       ==========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Short-term note payable                          $   7,105        $  15,000
    Accounts payable                                     7,889            9,708
    Payroll and related liabilities payable              1,139            1,822
    Other current liabilities                            2,964            2,366
                                                     ----------       ----------
        Total Current Liabilities                       19,097           28,896

Other Long-Term Liabilities                                207              226
Convertible Notes Payable                               15,000           15,000

Convertible Redeemable Preferred Stock                  31,058                -

Shareholders' Equity (Deficit):
    Preferred Stock, no par value, 5,000,000 shares
      authorized; none issued                                -                -
    Common Stock, no par value, 25,000,000 shares
      authorized; shares issued and outstanding:
      8,839,551 and 8,733,811                           10,619            9,717
    Additional paid-in capital                           4,277            4,275
    Accumulated deficit                                (19,955)          (3,066)
                                                      ---------       ----------
       Total Shareholders' Equity (Deficit)             (5,059)          10,926
                                                     ----------       ----------
       Total Liabilities and Shareholders'
          Equity (Deficit)                           $  60,303        $  55,048
                                                     ==========       ==========


      The accompanying notes are an integral part of these balance sheets.

                               GARDENBURGER, INC.
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                        Three months ended June 30,           Six months ended June 30,
                                                     --------------------------------     ---------------------------------
                                                         1999               1998               1999              1998
                                                     --------------    ---------------    ---------------    --------------
Net sales                                            $      22,228     $       25,739     $       35,791     $      38,779
Cost of goods sold                                          13,051             13,437             20,404            20,324
                                                     --------------    ---------------    ---------------    --------------
Gross margin                                                 9,177             12,302             15,387            18,455

Operating expenses:
    Sales and marketing                                     22,032             20,260             33,104            31,681
    General and administrative                               1,670              1,495              3,586             2,921
    Restructuring charge                                     1,584                  -              2,684                 -
                                                     --------------    ---------------    ---------------    --------------
                                                            25,286             21,755             39,374            34,602
                                                     --------------    ---------------    ---------------    --------------
Operating loss                                             (16,109)            (9,453)           (23,987)          (16,147)

Other income (expense):
    Interest income                                            127                 44                142                44
    Interest expense                                          (495)              (373)            (1,149)             (403)
    Other, net                                                   2               (124)                12              (124)
                                                     --------------    ---------------    ---------------    --------------
                                                              (366)              (453)              (995)             (483)
                                                     --------------    ---------------    ---------------    --------------
Loss before provision for income taxes                     (16,475)            (9,906)           (24,982)          (16,630)
Benefit from income taxes                                    5,936              3,666              8,987             6,086
                                                     --------------    ---------------    ---------------    --------------
Net loss before preferred dividends                        (10,539)            (6,240)           (15,995)          (10,544)
Preferred dividends                                            889                  -                889                 -
                                                     --------------    ---------------    ---------------    --------------
Net loss available for common shareholders                 (11,428)            (6,240)           (16,884)          (10,544)
                                                     ==============    ===============    ===============    ==============

Basic and diluted net loss per share
  applicable to common shareholders                  $       (1.29)    $        (0.72)    $        (1.92)    $       (1.22)
                                                     ==============    ===============    ===============    ==============

Shares used for net loss per share                       8,834,143          8,642,579          8,798,012         8,627,851
                                                     ==============    ===============    ===============    ==============




        The accompanying notes are an integral part of these statements.

                               GARDENBURGER, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                       Six months ended June 30,
                                                       -------------------------
                                                           1999          1998
                                                       -----------    ----------
Cash  flows from operating activities:
   Net loss before preferred dividends                  $ (15,995)    $ (10,544)
   Effect of exchange rate on operating accounts               (5)           (1)
   Adjustments to reconcile net loss to net cash
      flows used in operating activities:
         Depreciation and amortization                      1,053           727
         Other non-cash (income) expense, net               1,839           (57)
         Deferred income taxes                             (8,997)       (6,131)
         Loss on sale of fixed assets                          11            73
         (Increase) decrease in:
            Accounts receivable, net                        3,654        (2,444)
            Inventories, net                                 (700)       (5,075)
            Prepaid expenses                                1,726          (786)
            Income taxes receivable                             -            21
         Increase (decrease) in:
            Accounts payable                               (1,819)        1,136
            Payroll and related liabilities payable          (683)          162
            Accrued liabilities and other                     598         1,191
                                                        ----------     ---------
               Net cash used in operating activities      (19,318)      (21,728)

Cash flows from investing activities:
   Payments for purchase of property and equipment           (843)       (4,346)
   Proceeds from sale of property and equipment                 -             4
   Other assets, net                                           54           (57)
                                                        ----------     ---------
               Net cash used in investing activities         (789)       (4,399)

Cash flows from financing activities:
   Net proceeds from (payments on) line of credit          (7,895)        9,000
   Proceeds from issuance of long-term debt                     -        15,000
   Financing fees from issuance of long-term debt               -        (1,026)
   Issuance of preferred stock, net of issuance costs      30,169             -
   Proceeds from exercise of common stock options             377           300
   Income tax benefit of non-qualified stock option
      exercises and disqualifying dispositions                  2            41
                                                        ----------     ---------
               Net cash provided by financing
                 activities                                22,653        23,315

Increase (decrease) in cash and cash equivalents            2,546        (2,812)

Cash and cash equivalents (bank overdraft):
   Beginning of period                                      2,320         2,602
                                                        ----------     ---------
   End of period                                        $   4,866     $    (210)
                                                        ==========     =========



        The accompanying notes are an integral part of these statements.

                               GARDENBURGER, INC.
                          NOTES TO FINANCIAL STATEMENTS
       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION
-----------------------------
The financial information included herein for the three and six month periods ended June 30, 1999 and 1998 and the financial information as of June 30, 1999 is unaudited. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1998 is derived from Gardenburger, Inc.'s (the Company's) 1998 Annual Report on Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2. INVENTORIES
-------------------
Inventories are valued at standard cost, which approximates the lower of cost (using the first-in, first-out (FIFO) method) or market, and include materials, labor and manufacturing overhead.
                                    JUNE 30, 1999           DECEMBER 31, 1998
                                   ----------------        -------------------
Raw materials                           $3,271                    $2,843
Packaging and supplies                     681                       275
Finished goods                           9,205                     9,339
                                   ================        ===================
                                       $13,157                   $12,457
                                   ================        ===================

NOTE 3.  LINE OF CREDIT
-----------------------
In April 1999, the Company entered into an Amended and Restated Business Loan Agreement (the "Agreement") with Bank of America NT & SA. The Agreement provides for a credit line of up to $20 million with interest at the Bank's Reference Rate or, at the option of the Company, at LIBOR plus 1.25 percentage points or at the Offshore Rate plus 1.25 percentage points. The line of credit is available until June 1, 2000. The Agreement also provides for a standby letter of credit of up to $400,000 (included in the $20 million limit) with a maximum maturity of March 31, 2001. The Agreement provides that the line of credit is to be secured by all machinery, equipment, inventory, receivables and intangible assets of the Company.

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

NOTE 4.  ISSUANCE OF CONVERTIBLE PREFERRED STOCK
------------------------------------------------
In April 1999, the Company closed a stock purchase agreement selling $32.5 million of convertible preferred stock to several investors. Under the terms of the agreement, the Company sold an aggregate of 2,762,500 shares of Series A convertible preferred stock and 487,500 shares of Series B convertible preferred stock to members of the investor group, at a price of $10 per share for each series, or an aggregate consideration of $32.5 million. The preferred shares are convertible at a price of $10 per share (subject to antidilution adjustments) at any time following issuance at the discretion of the holder. The Series B conversion price will be adjusted to $3.75 if the Company fails to meet specified performance targets for fiscal years 1999 and 2000. Both series of preferred stock are entitled to a 12 percent cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of the Company. Shares may not be redeemed until five years after the original date of issuance, at which time they may be redeemed at the election of the holders or, under certain conditions, at the discretion of the Company.

NOTE 5. SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------
Supplemental disclosure of cash flow information is as follows:

                                                      SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------
                                                        1999             1998
                                                     ----------       ----------
Cash paid during the period for income taxes            $  8             $ 10
Cash paid during the period for interest                 515              264
Stock issued in exchange for interest expense            525                -
Dividends accrued but not paid                           889                -

NOTE 6. EARNINGS PER SHARE
--------------------------
Basic earnings per share ("EPS") and diluted EPS are the same for all periods presented since the Company was in a loss position in all periods.

Potentially dilutive securities that are not included in the diluted EPS calculation because they would be antidilutive are as follows:

                                                     JUNE 30,
                                         ------------------------------
                                             1999              1998
                                         ------------      ------------
Stock options                                3,223             2,784
Convertible notes                            1,238             1,163
Convertible preferred stock                  3,250                 -
                                         ============      ============
  Total                                      7,711             3,947
                                         ============      ============

NOTE 7. CHANGE IN REPORTING PERIOD
----------------------------------
The Company has announced that it will change its fiscal year end to September
30. Fiscal 1999 will end on September 30, 1999 and fiscal 2000 will begin October 1, 1999.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Results of Operations
---------------------
Net sales decreased to $22.2 million in the second quarter of 1999 from $25.7 million in the second quarter of 1998 and to $35.8 million for the six months ended June 30, 1999 compared to $38.8 million for the first six months of 1998. The decreases are primarily related to lower than anticipated sales in the grocery channel, which the Company attributes to fewer trials by new consumers than expected. The Company believes that it did not generate sufficient new trials by consumers either because most interested target consumers were persuaded by the Company's television advertising to try Gardenburger(R) products in 1998 or because the current television advertising has not been persuasive enough to continue to win trial by new target consumers. In addition, to a lesser extent, the lower sales figures reflect the impact of the Company's strong December 1998 sales, wherein customers, especially in the grocery channel, stocked up on product in anticipation of extensive January 1999 consumer promotions.

The Company's U.S. All Commodity Volume ("ACV") was approximately 90 percent at the end of the second quarter of 1999 compared to approximately 85 percent at the end of the second quarter of 1998. ACV compares the total sales volume of the stores carrying the Company's products to the total sales volume throughout the retail grocery channel.

For the second quarter of 1999, the Company attained an average market share of 44 percent in the grocery channel compared to 43 percent for the second quarter of 1998. In addition, studies performed by Information Resources Incorporated indicate that Gardenburger's repeat rate was 41 percent and repeat consumer purchases accounted for 65 percent of total sales in the first quarter of 1999 (latest data available) in the grocery channel. Repeat sales made up only 45 percent of grocery channel sales in the second quarter of 1998.

Gross margin decreased to $9.2 million and $15.4 million, respectively (41.3 percent and 43.0 percent of net sales, respectively), for the three and six month periods ended June 30, 1999 from $12.3 million and $18.5 million, respectively (47.8 percent and 47.6 percent of net sales, respectively), for the comparable periods of 1998. The decreases in gross margin and gross margin percentages are primarily a result of start-up costs related to bringing up the second production line at the Clearfield facility and of operating at less than 100 percent of capacity in order to reduce product inventories due to lowered sales expectations for 1999.

Sales and marketing expense increased to $22.0 million and $33.1 million, respectively (99.1 percent and 92.5 percent of net sales, respectively), for the three month and six month periods ended June 30, 1999, compared to $20.3 million and $31.7 million, respectively (78.7 percent and 81.7 percent of net sales, respectively), for the three month and six month periods ended June 30, 1998. Of the $22.0 million spent in the second quarter of 1999, $17.0 million was for discretionary spending such as television advertising, couponing and trade programs. The Company expects to reduce sales and marketing expenses going forward as it changes its business model to a more profit driven business model.

General and administrative ("g&a") expense totaled $1.7 million and $3.6 million, respectively (7.5 percent and 10.0 percent of net sales, respectively), for the three month and six month periods ended June 30, 1999 compared to $1.5 million and $2.9 million, respectively (5.8 percent and 7.5 percent of net sales, respectively), for the three and six month periods ended June 30, 1998. The increases are primarily a result of incremental costs related to bringing a new Year 2000 compliant management information system on-line and the associated increased depreciation expense.

The Company incurred a restructuring charge of $2.7 million in the first six months of 1999 related to the closure of its Portland, Oregon production facility, a fair market value adjustment for one of the Company's Portland, Oregon area properties and the write-off of an older information system. The Company is currently marketing the Portland properties and expects that the eventual sale will yield $2.0 to $3.0 million in cash to the Company. At June 30, 1999, $54,000 remained in accrued liabilities related to these charges, primarily for employee severance and other employee related costs.

Loss from operations was $16.1 million and $24.0 million, respectively, for the three month and six month periods ended June 30, 1999 compared to loss from operations of $9.5 million and $16.1 million, respectively, for the comparable periods of 1998.

Interest expense was $495,000 and $1.1 million, respectively, for the three month and six month periods ended June 30, 1999 compared to $373,000 and $403,000 for the comparable periods of 1998 as a result of increased levels of debt associated with the Company's aggressive marketing campaigns.

Income taxes are based on an estimated rate of 36.0 percent for the six months ended June 30, 1999 compared to the 36.6 percent rate used for all of 1998.

Dividends of $889,000 in the second quarter of 1999 are related to the issuance of $32.5 million of convertible, redeemable preferred stock in the second quarter of 1999. There is no cash outlay related to the cumulative dividends.

Net loss available for common shareholders was $11.4 million and $16.9 million, respectively, for the three month and six month periods ended June 30, 1999 compared to $6.2 million and $10.5 million, respectively, for the comparable periods of 1998. Net loss per share, both basic and diluted, was $1.29 and $1.92, respectively (on 8,834,143 and 8,798,012 shares, respectively), for the three month and six month periods ended June 30, 1999 compared to net loss per share of $0.72 and $1.22, respectively (on 8,642,579 and 8,627,851 shares, respectively), for the comparable periods of 1998.

Liquidity and Capital Resources
-------------------------------
At June 30, 1999, working capital was $24.0 million. In the first half of 1999, working capital increased by $16.7 million compared to December 31, 1998, and the current ratio increased to 2.3:1 from 1.3:1.

Cash and cash equivalents increased $2.5 million from December 31, 1998 primarily due to $30.2 million of net proceeds from the issuance of preferred stock, offset by $19.3 million used in operations and $7.9 million in net payments on the Company's line of credit.

Accounts receivable decreased $3.7 million to $11.3 million at June 30, 1999 from $15.0 million at December 31, 1998 due primarily to significant sales at the end of 1998 that were collected during the first quarter of 1999. Days sales outstanding decreased to 46 days at June 30, 1999 from 47 days at December 31, 1998.

Inventories increased $0.7 million to $13.2 million at June 30, 1999 from $12.5 million at December 31, 1998. The Company is currently focusing on aggressively reducing its inventory levels to bring them in line with current sales projections. Inventory turned 3.4 times on an annualized basis for the second quarter of 1999 compared to 5.3 times on an annualized basis for the fourth quarter of 1998.

The Company recorded a benefit from income taxes of $9.0 million for the six months ended June 30, 1999 as a result of the $25.0 million net operating loss for the period. No valuation allowance has been recorded against the deferred tax asset for the Company's net operating losses because the Company believes it is more likely than not that the net operating losses will be recognized as a result of future operating profits. The Company's basis for such assertion is due to its expectation that the high level of discretionary expenses incurred in recent years will decline substantially as the Company moves to a more profit driven business model. However, the Company may be required to record a valuation allowance against the deferred tax asset for net operating losses in future periods if its revised business goals are not achieved.

Capital expenditures of $0.8 million during the first six months of 1999 primarily resulted from expenditures for the Company's new management information system and for production equipment in Clearfield not covered under the Company's operating leases. Capital expenditures, net of amounts covered under operating leases, are estimated to total approximately $2.8 million for 1999, primarily for information systems infrastructure and the second production line in Clearfield.

The Company has outstanding $15 million of 7 percent Convertible Senior Subordinated Notes (the "Notes") held by Dresdner Kleinwort Benson Private Equity Partners L.P. ("Dresdner"). The Notes are convertible into shares of the Company's Common Stock at the option of the holder until maturity in 2003, at which time they will be due in full if not previously converted. The Company may also elect to redeem the Notes, if not previously converted, at any time after two years from the date of issuance. The conversion price of the Notes at June 30, 1999 was $12.12 per share, as adjusted to reflect the issuance of convertible preferred stock as discussed below and the grant of certain stock options to employees and consultants. Under the terms of the Note Purchase Agreement relating to the Notes, the Company must comply with certain covenants and maintain certain financial ratios as follows: current assets to current liabilities of at least 1.575 to 1.0, measured monthly; total liabilities, exclusive of the Notes, to tangible net worth, inclusive of the Notes, not to exceed 1.1 to 1.0, measured monthly; and a minimum fixed charge coverage ratio of 1.08 to 1.0, measured annually. At June 30, 1999, the Company was out of compliance with its financial ratio covenants under the Notes. The Company has received a waiver of compliance with the covenants from Dresdner through December 31, 1999.

In April 1999, the Company consummated the sale of $32.5 million of convertible preferred stock to several investors pursuant to a stock purchase agreement entered into in March 1999. Under the terms of the agreement, the Company sold an aggregate of 2,762,500 shares of Series A convertible preferred stock and 487,500 shares of Series B convertible preferred stock to the investors, each at a price of $10 per share, or an aggregate consideration of $32.5 million. The preferred shares are convertible into shares of common stock at a conversion price of $10 per share (subject to antidilution adjustments) at any time following issuance at the discretion of the holder. The Series B conversion price will be adjusted to $3.75 if the Company fails to meet specified performance targets for fiscal years 1999 and 2000. Both series of preferred stock are entitled to a 12 percent cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of the Company. Shares may not be redeemed until five years after the original date of issuance, at which time they may be redeemed at the election of the holders or, under certain conditions, at the discretion of the Company.

In April 1999, the Company entered into an Amended and Restated Business Loan Agreement (the "Agreement") with Bank of America NT & SA. The Agreement provides for a credit line of up to $20 million with interest at the Bank's Reference Rate or, at the option of the Company, at LIBOR plus 1.25 percentage points or at the Offshore Rate plus 1.25 percentage points. The line of credit is available until June 1, 2000. The Agreement also provides for a standby letter of credit of up to $400,000 (included in the $20 million limit) with a maximum maturity of March 31, 2001. The Agreement provides that the line of credit is to be secured by all machinery, equipment, inventory, receivables and intangible assets of the Company. At June 30, 1999, the Company had $7.1 million outstanding under this credit line. The interest rate on the credit line was
6.21 percent per annum as to $6.0 million and 8.75 percent per annum as to $1.1 million at June 30, 1999.

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

The Company anticipates being out of compliance with the operating loss covenant at December 31, 1999 but also anticipates receiving a waiver of non-compliance from the Bank.

NEW ACCOUNTING PRONOUNCEMENT
In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 establishes accounting and reporting standards for all derivative instruments. SFAS 137 is effective for fiscal years beginning after June 15, 2000. The Company does not currently have any derivative instruments and, accordingly, does not expect the adoption of SFAS 137 to have an impact on its financial position or results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   ----------------------------------------------------------

The Company's only financial instrument with market risk exposure is its variable rate line of credit. At June 30, 1999 the Company had $7.1 million outstanding under this credit line at interest rates ranging from 6.21 percent per annum to 8.75 percent per annum. An increase or decrease in the interest rates would affect interest expense for the period accordingly.

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
-------   -----------------------------------------

The Company issued a total of 50,971 shares of its common stock to Dresdner Kleinwort Benson Private Equity Partners L.P. ("Dresdner") during the fourth quarter of 1998 and 51,980 shares of its common stock to Dresdner during April 1999 in satisfaction of interest payments due in the amount of $525,000 on each of September 30, 1998 and March 31, 1999. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of the shares.

In March 1999, the Company issued an option to purchase 10,000 shares of common stock at an option price of $10.0625 per share to an independent marketing consultant in consideration of services. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of the option.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

The annual meeting of the shareholders of the Company was convened on May 12, 1999 and adjourned to May 26, 1999, at which time the following action was taken:

     1. The eight nominees for election by the holders of common stock as directors of the Company were elected. The eight directors were elected and the voting results follow:
          Director Name                 Shares Voted For       Shares Withheld
          -------------                 ----------------       ---------------
        Lyle G. Hubbard                    4,607,036               53,758
        Alexander P. Coleman               4,607,217               53,577
        Ronald C. Kesselman                4,608,666               52,128
        Richard L. Mazer                   4,608,006               52,788
        Mary O. McWilliams                 4,608,106               52,688
        Michael L. Ray                     4,608,406               52,388
        E. Kay Stepp                       4,605,445               55,349
        Paul F. Wenner                     4,606,494               54,300

In addition, Kyle A. Anderson and Jason M. Fish, who were elected as directors of the Company by the Board of Directors on April 14, 1999 in accordance with an agreement with the holders of the Company's preferred stock, continue as directors until the 2000 annual meeting of shareholders.

ITEM 5.   OTHER INFORMATION
-------   -----------------

In August 1999, the Company adopted several compensation policies with respect to its senior management team and other employees. First, the Company authorized a one-time payment of $500,000 to Lyle G. Hubbard at the time of the closing of the sale of the Company on terms approved by a majority of the current directors and pursuant to which all of the Company's shareholders are treated equally, provided that Mr. Hubbard continues to be employed as Chief Executive Officer through the date of sale.

The Company also authorized the payment of a one-time retention bonus to each current member of the Company's senior management team other than Mr. Hubbard if such person continues to be an employee of the Company through December 31, 2000, or the date of an earlier change in control of the Company. The amount of each bonus will be equal to the employee's 1999 base salary.

Finally, the Company adopted severance benefits policies covering its employees in the event of a change in control of the Company. Each member of the Company's senior management team other than Mr. Hubbard is entitled, if such person's employment is terminated within two years after a change in control occurring prior to December 31, 2001, subject to extension, either by the employee for good reason or by the Company (or its successor) without cause, to receive a payment equal to 1.5 times the sum of the person's annual base salary and target incentive bonus. The employee will also be entitled to receive group health and life insurance benefits for 18 months following termination. Termination for "good reason" includes such actions as a substantial adverse change in the nature or status of the employee's responsibilities or a reduction in salary, and "cause" includes conviction for commission of a felony, failure to substantially perform assigned duties, intentional or grossly negligent conduct that harms the Company, violation of a key Company policy, or diversion of corporate opportunities to the Company's detriment. All other salaried employees are entitled, upon termination without cause within two years following a change in control, to receive severance benefits equal to two weeks of the employee's base salary at the time of the change in control plus two additional weeks of base salary for each full or partial year of employment with the Company, up to a maximum total of 26 weeks.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

(A) THE EXHIBITS FILED AS A PART OF THIS REPORT ARE LISTED BELOW AND THIS LIST IS INTENDED TO COMPRISE THE EXHIBIT INDEX:
     Exhibit No.
     ----------
     3.1      Restated Articles of Incorporation as amended April 14, 1999. (1)
     3.2      1995 Restated Bylaws of Gardenburger, Inc., as amended March 29,
              1999. (1)
     10.1     Amended and Restated Business Loan Agreement dated April 14, 1999, between Bank of America NT & SA and Gardenburger, Inc. (1)
     10.2     Stock Purchase Agreement dated March 29, 1999, by and among
              Gardenburger, Inc., and Rosewood Capital III, L.P., Farallon
              Capital Management LLC, Gruber & McBaine Capital Management, LLC,
              BT Capital Investors LP, and other purchasers identified
              therein. (2)
     10.3     Amendment and Waiver of Stock Purchase Agreement dated April 14,
              1999, by and among Gardenburger, Inc., and the Purchasers
              identified on Exhibit A thereto. (1)
     10.4     Investor Rights Agreement dated April 14, 1999, by and among
              Gardenburger, Inc., and the investors identified on Exhibit A thereto.(1)
     10.5     Amendment No. 2 dated April 14, 1999, to Rights Agreement dated as of April 25, 1996, between Gardenburger, Inc., and First Chicago
              Trust Company of New York. (1)
     10.6     Purchase Agreement Assignment, dated June 23, 1999 between
              Gardenburger, Inc. and BA Leasing & Capital Corporation.
     10.7     1992 First Amended and Restated Stock Option Plan, as amended.
     10.8     Summary of incentive compensation payable to the Chief Executive
              Officer of the Company.
     10.9     Amendment No. 1, dated May 21, 1999, to Business Loan Agreement dated April 14, 1999, between the Company and Bank of America
              NT & SA.
     10.10    Amendment No. 2, dated July 9, 1999, to Business Loan Agreement dated April 14, 1999, between the Company and Bank of America
              NT & SA.
     27       Financial Data Schedule.
     99       Description of Common Stock. (1)

(1) Previously filed with the Company's Form 10-Q for the quarter ended March 31, 1999, as filed with the Securities and Exchange Commission on May 17, 1999 and is incorporated herein by reference.
(2) Previously filed with the Company's Form 8-K dated March 31, 1999 and filed April 1, 1999 and is incorporated herein by reference.

(B) REPORTS ON FORM 8-K:
         A report on Form 8-K dated March 31, 1999, was filed on April 1, 1999, containing information regarding the terms of a definitive stock purchase agreement dated March 29, 1999, filed as an exhibit thereto and relating to the sale of $32.5 million of the Company's convertible preferred stock to certain investors, under Item 5. Other Events.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     August 13, 1999        GARDENBURGER, INC.


                                 By: /s/ LYLE G. HUBBARD
                                     --------------------------------
                                 Lyle G. Hubbard
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


                                 By: /s/ RICHARD C. DIETZ
                                     --------------------------------
                                 Richard C. Dietz
                                 Executive Vice President,
                                 Chief Financial Officer, Treasurer
                                   and Secretary
                                 (Principal Financial and Accounting Officer)