Form 10-K
period 1999-09-30
GARDENBURGER INC
filed 1999-12-27
CIK 859735

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

           [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                       OR
           [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      For the transition period from January 1, 1999 to September 30, 1999

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)
                                 ---------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $42,481,247 as of November 30, 1999 based upon the last closing price as reported by the Nasdaq National Market System ($7.875).

The number of shares outstanding of the Registrant's Common Stock as of November 30, 1999 was 8,850,451 shares.

                                ---------------
                      DOCUMENTS INCORPORATED BY REFERENCE
The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement for its 2000 Annual Meeting of Shareholders.
================================================================================

                               GARDENBURGER, INC.
                          1999 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                     PART I

Item 1.     Business                                                        2

Item 2.     Properties                                                     13

Item 3.     Legal Proceedings                                              13

Item 4.     Submission of Matters to a Vote of Security Holders            13

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters
                                                                           14

Item 6.     Selected Financial Data                                        15

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations
                                                                           15

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk     24

Item 8.     Financial Statements and Supplementary Data                    24

Item 9.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure
                                                                           25

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant             25

Item 11.    Executive Compensation                                         25

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management                                                     25

Item 13.    Certain Relationships and Related Transactions                 25

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K                                                       26

Signatures                                                                 27

                                     PART I

ITEM 1.  BUSINESS
-------  --------

GENERAL
Gardenburger, Inc. (the "Company" or "Gardenburger") was organized in 1985 as an Oregon corporation under the name Wholesome & Hearty Foods, Inc. and completed its initial public offering in 1992. The Company changed its name to Gardenburger, Inc., in October 1997. The Company's Common Stock trades on the National Market Tier of the Nasdaq Stock Market under the symbol "GBUR."

COMPANY OVERVIEW
Gardenburger is the leading producer and marketer of branded veggie burgers. The Company's Gardenburger(R) product line, featuring the grain-based original Gardenburger veggie burger, is the number one national brand in market share in the retail grocery, food service, club store and natural foods channels of distribution. The Company's net sales grew to $100.1 million for the year ended December 31, 1998, a 76% increase over the same period of 1997. During 1999 the Company elected to change its fiscal year to a September 30 fiscal year-end. Results for 1999 will thus be reflected in a nine-month "stub" year. Sales for the nine-month stub year were $60.1 million. The Company operates in one segment. See Note 1 to the Company's financial statements included in this report in accordance with Item 8.

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

The Company's objective is to be the leading provider of veggie burgers in the four primary distribution channels in which the Company distributes its products--retail grocery stores; food service, including restaurants, universities and other commercial outlets; club stores; and natural foods outlets. The Company currently distributes its products through more than 27,000 retail outlets, 35,000 food service outlets, 600 club store locations and 4,000 natural foods stores.

In 1997, the Company began a strategic initiative to penetrate the retail grocery channel, which is the largest channel of distribution. At that time, the Company had approximately 20,000 retail grocery placements of its products, representing an all commodity volume ("ACV")1 penetration of 30%, and an average of 1.8 product variations available in each retail outlet. Each product line is commonly referred to as a stock keeping unit ("SKU"). As of September 30, 1999, there were over 169,000 retail grocery placements of the Company's products in more than 27,000 grocery stores, representing an ACV penetration level of 89%, with an average of 5.4 SKUs per store. This rapid expansion in the availability of the Company's products occurred following an aggressive national television advertising campaign in 1998 and 1999.

-------------------------
1 All commodity volume compares the total sales volume of the stores carrying the Company's products to the total sales volume throughout the retail grocery channel.

BUSINESS STRATEGY
Gardenburger's objective has been to capitalize on what it believes to be a significant growth opportunity for veggie burgers by increasing household penetration, consumer usage and product distribution throughout all channels of distribution. Accordingly, Gardenburger's business strategy over the past two years has consisted of the following key elements:

MAINSTREAMING OF VEGGIE BURGERS. The Company believes that its national advertising efforts have acted as a significant catalyst for the conversion of the veggie burger from a niche to a mainstream product. During 1998 the Company captured over 80% of the unit volume increase in total veggie burger sales in the retail grocery channel for that year, which in total were up 55 percent for the year. During 1999, category growth slowed compared to the previous year despite Gardenburger's continued aggressive national advertising campaign, with unit volume up only 4 percent through September 30, 1999, according to A.C. Nielsen Scantrak data. For this same period, the Gardenburger brand was up 21 percent on a dollar basis and 10 percent on a unit basis.

The Company believes that its success during 1998 was partially attributable to exposure it received from airing one of its television commercials during the last episode of the comedy series "Seinfeld", which was viewed by 106 million people and led to over 400 media stories. In addition, during 1998 several unusual external events transpired that likely aided the Company's sales efforts, including several beef-related e. Coli outbreaks in the U.S. and Mad Cow disease in the United Kingdom.

Based on 1999 results, Gardenburger has determined to reduce its advertising and other discretionary marketing spending in fiscal 2000 as it evaluates the availability of other growth opportunities in the category.

CAPTURE THE VEGGIE BURGER SEGMENT. Gardenburger's goal has been to make the Gardenburger brand the premier name in the meat alternative category. By doing so, the Company believes it can maximize its share of this category on a long-term basis and sustain the premium pricing levels associated with category-leading branded products. The Company's objective has been for consumers to associate the Gardenburger brand name with the veggie burger in the way consumers associate Campbell's with soups, Heinz with ketchup and Gatorade with sports drinks. As a result of its efforts over the last two years, Gardenburger has achieved a 45 percent market share in the grocery channel at September 30, 1999 and market-leading positions in its other channels of distribution.

PENETRATE MULTIPLE DISTRIBUTION CHANNELS. The Company is already the leader in the retail grocery, food service, club store and natural foods distribution channels. The Company's goal is to maintain its market leadership position in these channels. In addition, Gardenburger believes other distribution channels, such as convenience stores, present growth opportunities.

INTRODUCE NEW PRODUCTS TO REINFORCE BRAND AWARENESS. Gardenburger intends to continue to improve its existing products as well as develop new product varieties. The Company has introduced a number of new flavor varieties during the last two years, including four gourmet, veggie-grain based products and several soy-based hamburger analogs. Gardenburger believes that innovative product improvements and new product introductions will support its efforts to increase shelf space in retail grocery stores and reinforce the Gardenburger brand.

FUTURE FOCUS ON ACHIEVING PROFITABILITY. During fiscal 2000, Gardenburger's management plans to shift from a strategy of rapid growth to one focused on achieving near-term profitability. To achieve this goal, Gardenburger intends to spend substantially less on product advertising. This business model is expected to result in slower growth and could even lead to a reduction in sales revenue. There can be no assurance that Gardenburger will be able to successfully execute its shift in strategy to one of maintaining sales levels while significantly reducing discretionary spending on advertising.

PRODUCTS
Gardenburger is committed to offering healthy, great tasting and convenient meatless food choices to consumers. The Company's principal products are veggie burgers, either veggie-grain based or soy based, which are currently offered in eight flavors. Gardenburger also offers specialized products in certain channels, including Gardenburger Sub(R), GardenSausage(R) and GardenVegan(R).

Gardenburger's recipes for its products are proprietary although they contain commonly known ingredients. Veggie-grain based burgers contain fresh mushrooms, brown rice, onions, rolled oats, low-fat cheeses, bulgur wheat, egg whites, natural seasonings and spices and contain no artificial additives. Soy based burgers are seasoned to taste like ground beef. All of the Company's veggie burgers are considerably lower in fat and calories than hamburgers of comparable weight.

The Company's products are as follows:



                                                   2.5 OZ. VEGGIE-GRAIN BASED PRODUCTS

                                                               CHARACTERIZING
PRODUCT                                   DESCRIPTION            INGREDIENTS           LOW/NO FAT         CALORIES
------------------------------------ -------------------- ------------------------ ------------------- --------------
Gardenburger(R) Original             Veggie-grain based   Mushrooms, brown rice,         Low fat             130
                                     burger               onions, rolled oats and
                                                          low-fat cheese
Gardenburger                         Spicy, Mexican       Red and black beans,           Low fat             120
Santa Fe(R)                          flavor burger        Anaheim chilies, red and
                                                          yellow bell peppers,
                                                          cilantro
Gardenburger Veggie Medley(R)        Vegetable emphasis   Soy cheese, broccoli,          No fat              100
                                     burger               carrots, red and yellow
                                                          bell peppers
Gardenburger Savory Mushroom(TM)     Gourmet burger       Portabella mushrooms,          Low fat             120
                                                          wild rice
Gardenburger Fire Roasted            Gourmet burger       Roasted garlic,                Low fat             120
Vegetable(TM)                                             sun-dried tomatoes
Gardenburger Classic Greek(TM)       Gourmet burger       Kalamata olives, feta          Low fat             120
                                                          cheese
Gardenburger Tayburn Smoked          Gourmet burger       Hardwood smoked cheddar        Low fat             120
Cheddar(TM)                                               cheese




                                                         2.5 OZ. SOY BASED PRODUCTS

                                                               CHARACTERIZING
PRODUCT                                  DESCRIPTION            INGREDIENTS            LOW/NO FAT          CALORIES
------------------------------------ -------------------- ------------------------ ------------------- --------------
Gardenburger Hamburger Style(R)      Hamburger analog     Soy, wheat gluten              No fat               90
                                     burger
Gardenburger Hamburger Style(R)      Hamburger analog     Soy, wheat gluten,             Low fat             110
Sauteed Onion                        burger               sauteed onions

--------------------------

All of the Company's products are frozen. The Company believes that its colorful product packaging, which features recipes and prominent Gardenburger script logo on all sides of the package, contributes to brand recognition and easy consumer identification of Gardenburger products, and is superior to that of its competitors.

Gardenburger veggie burgers sold in retail grocery stores weigh 2.5 ounces and come in boxes containing four patties. Gardenburger veggie burgers sold in the food service channel are available in both 3.4-ounce and 5-ounce sizes. Gardenburger veggie burgers are distributed to club stores in packages of 12 or 15 burgers of 3.4 ounces each.

DISTRIBUTION
The Company primarily distributes its products into four channels: retail grocery, food service, club stores and natural foods stores.

RETAIL GROCERY. Beginning in 1997, the Company began aggressively expanding distribution of its veggie burgers in the retail grocery channel, and Gardenburger veggie burgers can now be found in more than 27,000 grocery stores. The Company's ACV penetration in the U.S. retail grocery channel has risen from less than 30% at the beginning of 1996, with an average of 1.8 SKUs, to an ACV penetration of 89% as of September 30, 1999, with an average of 5.4 SKUs. The Company has increased its retail grocery placements from approximately 20,000 at the beginning of 1997 to over 169,000 as of September 30, 1999. The Company's products are currently carried in most major U.S. retail grocery chains.

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

CLUB STORES. The Company's products are distributed to club stores with over 600 locations, including Costco and Sam's Club. Currently, these stores carry the Gardenburger Original veggie burger in the 3.4 ounce food service size.

NATURAL FOODS. The Company's products are distributed to more than 4,000 natural food stores, including Whole Foods and Wild Oats. The Company utilizes food brokers that specialize in natural foods stores.

The Company's ability to expand distribution in each of the described channels will depend in part on consumer preferences, and to a certain extent on continuation of the current trends of health awareness, emphasis on a reduced fat diet and reduced consumption of red meat, as well as safety concerns associated with red and white meat. There is always a risk that further development of low fat red or white meat products or technological advances that limit food-borne disease risks may lead to a change in consumer preferences and reduce demand for meat replacement products. Demand for the Company's products may be adversely affected by such changes, which may occur rapidly and without warning. Because of the Company's dependence on a single product line, any change in consumer preferences or increase in competition in the veggie burger market segment would adversely affect the Company's business to a greater degree than if it had multiple product lines.

The Company sells its products in North America primarily through approximately 60 independent, commissioned food brokers and 500 active distributors. The retail food brokers have close working relationships with the leading grocery chains, club stores and natural food stores and arrange for sales of Gardenburger products, which the Company then ships directly to the retailers' warehouses. Products sold into the food service channel are purchased from the Company by distributors who arrange for shipment by temperature-controlled truck to their frozen storage warehouses in principal cities throughout the United States and Canada for distribution to food service outlets. The Company has no long-term contracts with its food brokers and distributors and occasionally changes brokers or distributors in an effort to increase coverage in a geographic region. The Company could experience a substantial temporary or permanent decline in net sales if one or more of the Company's major food brokers or distributors were to discontinue handling the Company's products, go out of business or decide to emphasize distributing products of the Company's competitors.

The following table lists selected retailers, distributors and food service outlets that offer the Company's products for sale to consumers:

RETAIL                                        FOOD SERVICE (CONTINUED)
------                                        ------------------------
GROCERY                                       RESTAURANTS
A&P                                           Applebee's
Albertsons                                    Arctic Circle
Burris Foods Wholesale                        A&W
C&S Wholesale                                 Burgerville
Dominick's                                    BW3
Fleming Wholesale                             Carrows
Food Lion                                     Coco's
Fred Meyer                                    Dairy Queen
Giant Eagle                                   Damon's
Giant Food                                    Denny's
HEB                                           Flamers
Hannaford                                     Foster Freeze
Jewel                                         Fuddruckers
Kroger                                        IHOPruckers
Meijers                                       Lyons
Nash Finch Wholesale                          Marie Callendars
Publix Super Markets                          Red Robin
Raley's                                       Sizzler
Ralph's                                       Subway
Safeway                                       T.G.I. Friday's
Shaw's
Supervalu Wholesale
Thriftway                                     HOTELS
Von's                                         Holiday Inn
Wakefern                                      Marriott
Wal-Mart                                      Sheraton
White Rose Wholesale
Winn-Dixie                                    UNIVERSITIES
                                              Stanford
NATURAL FOODS                                 UCLA
Wild Oats                                     University of California, Berkeley
Whole Foods                                   Harvard
                                              MIT
CLUB STORES                                   DePaul
Costco                                        Princeton
Sam's Club                                    USC
                                              University of Chicago
FOOD SERVICE                                  Purdue
DISTRIBUTORS                                  Indiana University
Sysco                                         Johns Hopkins University
U.S. Food Service (formerly Rykoff-Sexton)
                                              SPORTS/ENTERTAINMENT
CONTRACT MANAGEMENT COMPANIES                 Dodger Stadium
ARAMARK                                       Yankee Stadium
Bon Apetit                                    Rose Garden
Compass                                       Six Flags
Gukenheimer                                   Universal Studios
Sodexho/Marriott

Prior to 1997, the Company focused primarily on distribution of its products in the Western United States. However, in connection with the Company's penetration into the retail grocery channel, product sales have become increasingly broad-based:

                                             % OF NET SALES
                                             --------------
REGION                         FY 1999          FY 1998           FY 1997
------                         -------          -------           -------
Northeast                         27%               32%              26%
Southwest                          9%                9%               9%
Midwest                           14%               14%              11%
Northwest                         34%               28%              38%
Southeast                         13%               14%              11%
Canada                             3%                3%               5%
                                 ----              ----             ----
                                 100%              100%             100%

To date, the Company has focused its sales efforts primarily in North America, and international sales have not been material. The Company believes, however, that opportunities exist for international distribution of Gardenburger products.

SALES AND MARKETING

SALES. Gardenburger's sales objective is to maintain its veggie burgers as the number one brand in the retail grocery, food service, club store and natural foods store channels. The Company's use of regional food brokers as its representatives allows it to maintain contact with the nation's major retail grocery chains and food service outlets without a large internal sales force. Brokers are paid sales commissions on all volume sold. Commission rates as a percentage of net sales have declined as the Company has grown.

Gardenburger's Vice President of Retail Sales and Senior Vice President of Food Service Sales and Marketing, located in Portland, Oregon and Chicago, Illinois, respectively, coordinate the Company's sales efforts. Gardenburger's regional sales force, located strategically in the Company's primary geographic sales regions and in proximity to its brokers, is divided into a food service division and a retail grocery division. The regional sales managers, who joined the Company from major food products companies such as Campbell's, Nestle, Quaker Oats and Sara Lee, have substantial sales and industry experience. These regional sales managers coordinate the efforts of the food brokers and distributors.

MARKETING. Gardenburger's primary marketing objective has been to build awareness of the veggie burger in general and the Gardenburger brand in particular in order to increase the market for veggie burgers and to make the Gardenburger brand the premier name in the veggie burger segment. Gardenburger spent approximately $14.6 million on media advertising in 1998 and approximately $11.8 million in 1999. Advertising and marketing strategies are directed by the Company's Vice President of Marketing and developed in collaboration with an outside advertising agency. The Company has advertised through a wide variety of media, including television, print, restaurant menus and point-of-sale displays. Gardenburger's marketing efforts have been timed to take advantage of seasonal increases in demand attributable to the summer grilling season and the tendency of Americans to renew their commitment to a healthy life style each January. Gardenburger's plan to reduce advertising and other discretionary marketing expenses in fiscal 2000 could adversely affect the Company's ability to continue increasing sales and brand awareness.

In 1998 and 1999, Gardenburger undertook a significant national television ad campaign, featuring three animated commercials, some of which aired during prime-time on NBC, CBS, Fox and selected cable networks. The pinnacle of this campaign was a 30-second spot that aired during the final episode of "Seinfeld" in May 1998. This spot received national attention prior to airing, including articles in THE WALL STREET JOURNAL and news stories on NBC Nightly News with Tom Brokaw and CNN Financial News.

Print advertisements for the Gardenburger brand have appeared in a number of magazines with national circulation. In 1998, the Company used five different "cartoon" print ads. There was no print advertising during 1999.

During 1999, Gardenburger's marketing included four free-standing newspaper inserts with coupons, which appeared throughout the United States. Gardenburger also invested heavily in grocery trade programs including product demonstrations, introductory allowances and temporary price reductions to support its rapid distribution gains and to encourage trial of the Company's products. The Company expects investment in trade programs to continue, especially in the short-term, as advertising and coupon programs will likely be scaled back due to the Company's move to a profit-driven business model.

RESEARCH AND DEVELOPMENT
Gardenburger's research and development activities are focused on the development of new varieties of the Gardenburger(R) veggie burger and the improvement of existing flavors, as well as improvement and increased efficiency in the manufacturing process. In addition to its permanent R&D staff, the Company involves other employees as well as outside consultants on an as-needed basis for specific projects. Gardenburger's R&D staff developed the Gardenburger Hamburger Style(R) and the gourmet flavors of veggie burgers introduced during the last two years. The Company is also working on expanding its line of soy-based hamburger analogs as soy continues to garner positive national attention. Recently, the Company introduced into the natural foods channel the Gardenburger LifeBurgerTM, which is a burger high in soy protein. In promoting the LifeBurger (and its other soy-based products), Gardenburger is relying on the October 1999 announcement by the U.S. Food and Drug Administration ("FDA") that certain amounts of soy consumed as part of a healthy diet may reduce the risk of heart disease. The Company conducts its research and development activities at its facilities in both Portland, Oregon and Clearfield, Utah.

In 1999, 1998 and 1997, the Company spent approximately $553,000, $1,121,000 and $565,000, respectively, on research and development activities.

MANUFACTURING
The Company historically produced its line of veggie burgers using a batch process in its Portland, Oregon plant. The Portland facility was shut down in March 1999, and all manufacturing was moved to the Clearfield, Utah plant. The Company operates the Clearfield plant under a five-year lease, with an option to renew for two successive five-year terms.

The 120,000 square-foot Clearfield facility handles multiple manufacturing lines for the Company's products. The first line commenced operations in early 1998. A second line began producing in June 1999. The Company believes the Clearfield facility will be able to support up to approximately $240 million of annual net sales at current price levels. Clearfield, Utah is a more central location than Portland, Oregon, with better distribution routes.

The production process involves cleaning, chopping and mixing the ingredients, then forming, baking and quick-freezing the veggie burgers and finally packaging them. Gardenburger's manufacturing process at its Clearfield facility is highly automated, mixing and baking products in assembly-line fashion with minimal human interaction. The Clearfield facility also utilizes newly-developed, proprietary ovens that quickly cook the products. Products are shipped fully cooked, frozen and packaged via temperature controlled truck to distributors throughout North America and by temperature controlled container to Europe.

A significant disruption in the Clearfield facility's production capacity as a result of, for instance, fire, severe weather, regulatory actions, work stoppages or other factors could disable the Company's capacity to manufacture its products. If Gardenburger veggie burgers became less available, consumers may switch to another brand of veggie burger and grocery stores may reduce shelf space allocated to Gardenburger's products. Any significant disruption in manufacturing would likely have a material adverse effect on the Company's results of operations and financial condition.

COMPETITION
The market for veggie burgers and other meat alternative products is highly competitive. The Company's products compete primarily on the basis of taste, quality of natural ingredients, ease of preparation, availability, price, consumer awareness and brand preference.

Gardenburger believes that its products compare favorably to those offered by its competitors. The Company prices its products competitively or at a slight premium to its primary competitors. The calorie and fat content of Gardenburger(R) products is generally equivalent to that of competitors' products.

The Company believes that its principal competitors are Worthington Foods, Inc., which distributes its products under the "Morningstar Farms" label to the food service and retail grocery channels, and Boca Burger, Inc., which distributes soy-based meat analog burgers primarily in the retail grocery and natural food channels. In January 1999, Worthington Foods acquired the "Harvest Burger" brand from Archer Daniels Midland and began marketing and selling the brand in early 1999. Previously, Harvest Burger was marketed and sold by Pillsbury under the "Green Giant" brand name pursuant to a joint venture with Archer Daniels Midland. On October 1, 1999, Worthington Foods, Inc. announced that it had entered into an agreement to be acquired by The Kellogg Company. In addition, other major national food products companies could decide to produce veggie burgers at any time in the future.

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

SIGNIFICANT CUSTOMERS
For the nine months ended September 30, 1999, one customer, Norpac Food Sales, accounted for approximately 11 percent of revenue and 5 percent of the accounts receivable balance at September 30, 1999.

SOURCES OF SUPPLY
Gardenburger uses natural ingredients such as mushrooms, oats, rice, onions, and egg whites. These are common agricultural items typically available in most parts of the United States. In addition, Gardenburger uses packaging and other materials that are common in the food industry. As a result, the Company believes, but cannot assure, that its sources of supply are reasonably reliable and that the Company is at no greater risk regarding supply issues than other similar food processors and producers.

EMPLOYEES
As of November 30, 1999, the Company had approximately 205 full-time equivalent employees, including 54 employees at its headquarters in Portland and 127 at its Clearfield facility. None of the Company's employees is subject to a collective bargaining agreement, and the Company considers its relations with its employees to be excellent.

INTELLECTUAL PROPERTY
Gardenburger has approximately 19 U.S. registered trademarks, including "Gardenburger," "Gardenburger Hamburger Style," "Gardenburger Sub" and "GardenSausage." The Company has registered certain trademarks in Australia, Canada, France, Germany and the United Kingdom, along with other smaller countries, and applied for registration of certain trademarks in various other foreign countries, including but not limited to Japan, Mexico and Thailand.

The Company actively monitors use of its trademarks by food service customers and others and takes action it believes appropriate to halt infringement or improper usage. The Company defends its intellectual property aggressively and, from time to time, has been engaged in infringement protection activities. Nonetheless, in the event third parties infringe or misappropriate the Company's trademarks, the Company may have to incur substantial costs to protect its intellectual property or risk losing its rights. Any large expenditure or loss of rights could have a material adverse effect on the Company's results of operations and financial position.

The Company generally does not hold any patents covering its recipes or production methods and, therefore, can protect them only as trade secrets. Some or all of these trade secrets could be obtained by others or could enter the public domain, which could place the Company at a competitive disadvantage.

MANAGEMENT INFORMATION SYSTEMS
The Company has utilized a number of computer systems in its business. In March 1999, the Company upgraded its existing systems by replacing its Cimpro, general ledger, and EDI systems with a single Baan enterprise resource planning system. This upgrade is expected to meet the Company's information systems needs for the next several years. In addition to integrating manufacturing, sales and accounting functions, the new Baan system will increase the availability of real-time information for management analysis and use in operations. The Baan system will enhance the Company's production planning (planning of raw material purchases) and demand forecasting (matching supply to distribution centers with order volume) capabilities. The Baan system also includes pallet tagging, bar coding and scanning applications that will facilitate tracking of raw materials and finished goods through the Company's manufacturing operation. The new system should enable the Company to expand its use of EDI if desired by customers and suppliers, which the Company believes will expedite order entry, payment and cash collection processes.

Gardenburger's Clearfield, Utah manufacturing facility is highly automated, using a number of computerized process level controllers. The Company is considering implementing a manufacturing enterprise system to further facilitate integration of manufacturing information with information available through the Baan system.

GOVERNMENT REGULATION
The manufacturing, packaging, storage, distribution and labeling of food products are subject to extensive federal and state laws and regulations. The FDA has issued regulations governing the ingredients that may be used in food products, the content of labels on food products and the labeling claims that may be made for foods. Foods may only include additives, colors and ingredients that are either approved by the FDA or generally recognized as safe. Gardenburger(R) veggie burgers must be manufactured in compliance with the FDA's current Good Manufacturing Practice regulations applicable to food.

Regulators have broad powers to protect public health, including the power to inspect the Company's products and facilities, to order the shutdown of a facility or to seize or stop shipment of the Company's products and order a recall of previously shipped products, as well as the power to impose substantial fines and seek criminal sanctions against the Company or its officers. The Company does not currently carry insurance against the cost of a product recall, and a significant recall would have an adverse effect on the Company's results of operations and financial condition. In addition, negative publicity may result if regulators take any of the foregoing actions against the Company or if the Company were to voluntarily recall products to avoid regulatory enforcement.

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

The Company leases additional space for research and development and production at 1416 S.E. Eighth Avenue in Portland, Oregon. The facility is leased pursuant to a one-year lease agreement from Frank S. Card, a shareholder of the Company, at a rental rate of $2,700 per month, which the Company considers to be consistent with rental rates charged by unaffiliated property owners in the same market area. The lease has been renewed on a month-to-month basis with 60 days' notice required for termination beginning January 1, 2000.

The Company leases 120,000 square feet of production space at Freeport Center, Building A-16, in Clearfield, Utah, pursuant to a five-year lease that terminates on December 31, 2002. The Company has the option to renew the lease for two successive five-year terms. The Company began utilizing such space for production in the first quarter of 1998. The monthly rent on this facility is currently $28,000.

The Company also leases 16,000 square feet of storage space at the Freeport Center in Clearfield. The lease commenced February 15, 1999 and will expire December 31, 2002. The Company has an option to renew the lease for an additional three-year term. The monthly rent for the storage space is $3,200.

The Company previously owned approximately 18 acres of land near the Portland International Airport. The property was originally purchased as a site for expansion of the Company's manufacturing capabilities, but the Company decided in 1997 to lease the Clearfield facility rather than build a new manufacturing plant in Portland. The Company sold this property in November 1999.

The Company also owns and previously utilized a 40,000 square foot production facility at 1005 S.E. Washington Street, Portland, Oregon, and a 1,200 square foot annex at the same location.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

No matters were submitted to a vote of security holders during the quarter ended September 30, 1999.

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

The high and low sales prices for the two years in the period ended September 30, 1999 were as follows:

          Fiscal 1998                                   High               Low
    -------------------------------------------      ----------         --------
          Quarter 1                                    $12.00             $ 8.13
          Quarter 2                                     13.88               8.00
          Quarter 3                                     16.13              10.13
          Quarter 4                                     15.13               9.25

          Fiscal 1999                                   High               Low
    -------------------------------------------      ----------         --------
          Quarter 1                                    $13.75             $ 8.63
          Quarter 2                                     12.50               9.50
          Quarter 3                                     10.25               7.50
          Quarter 4                                      9.00               5.00

The number of shareholders of record and approximate number of beneficial owners of the Company's Common Stock at December 10, 1999 were 833 and 10,500, respectively.

There were no cash dividends declared or paid in 1999 or 1998 on the Company's Common Stock. The Company does not anticipate declaring cash dividends on its Common Stock in the foreseeable future. The Company may not, without the consent of Dresdner Kleinwort Benson Private Equity Partners, LP ("Dresdner"), declare or pay any cash dividends or make any distributions with respect to its capital stock or other equity securities to the extent that at least $5,000,000 in principal amount remains outstanding under the Company's convertible senior subordinated notes and Dresdner owns a majority of the then outstanding principal amount.

In addition, no cash dividends may be paid on the Company's Common Stock unless dividends have been paid on all outstanding shares of the Company's Series A and Series B Convertible Preferred Stock in an amount equal to 12% cumulative dividends accrued on such preferred shares through the record date for the common stock dividend (or, if greater, the amount of the common stock dividend payable on the preferred shares on an as-converted basis). The quarterly dividend accruing on the preferred shares is $975,000.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

                                                NINE MONTHS
                                                   ENDED                         YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------------------
IN THOUSANDS,                                  SEPTEMBER 30,
EXCEPT PER SHARE AMOUNTS                            1999             1998           1997          1996          1995
------------------------------------------    -----------------    ----------     ---------     ----------    ----------
STATEMENT OF OPERATIONS DATA(1)
Net sales                                         $ 60,106          $100,120       $ 56,837      $ 40,527      $ 36,818
Gross margin                                        25,772            49,550         29,601        20,621        18,720
Sales and marketing expense                         48,021            58,513         26,191        13,583        11,151
General and administrative expense                   5,064             5,387          5,471         4,963         3,871
Restructuring and other charges                      2,684                 -              -           612             -
Operating income (loss)                            (29,997)          (14,350)        (2,061)        1,463         3,698
Preferred dividends                                  1,980                 -              -             -             -
Net income (loss) available for common
  shareholders                                    $(22,146)         $(10,042)      $ (1,393)     $  1,063      $  2,510
Basic net income (loss) per share                 $  (2.51)         $  (1.16)      $  (0.16)     $   0.13      $   0.33
Diluted net income (loss) per share               $  (2.51)         $  (1.16)      $  (0.16)     $   0.12      $   0.29

BALANCE SHEET DATA
Working capital                                   $ 11,741          $  7,354       $ 11,504      $ 13,393      $ 11,978
Total assets                                        52,702            55,048         26,470        24,934        19,325
Long-term convertible notes payable                 15,000            15,000              -             -             -
Convertible redeemable preferred stock
                                                    32,147                 -              -             -             -
Shareholders' equity (deficit)                     (10,319)           10,926         19,839        20,979        16,955



(1)Statement of operations data for 1999 includes only nine months of activity due to the Company's change in its fiscal year during 1999 from a calendar year to a fiscal year ended September 30.

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

GENERAL
The Company's net sales are attributable almost entirely to the Gardenburger(R) veggie burger (and related veggie patty products). If demand for the Gardenburger veggie burger declines or does not increase at the rate currently anticipated, whether as a result of competition, lower consumer demand or other unforeseen events, the Company's business will be adversely affected to a greater degree than if it had multiple product lines. Any decrease in the Company's net sales levels may lead to reductions in the amount of shelf space allocated to the Company's products at grocery stores, or menu space devoted to such products at food service outlets.

RESULTS OF OPERATIONS
The following table is derived from the Company's Statements of Operations for the periods indicated and presents the results of operations as a percentage of net sales.


Year ended (1)                     September 30, 1999          December 31, 1998         December 31, 1997
-------------------------------    -----------------------     ---------------------     ---------------------
Net sales                                           100.0%                    100.0%                    100.0%
Cost of goods sold                                   57.1                      50.5                      47.9
                                   -----------------------     ---------------------     ---------------------
Gross margin                                         42.9                      49.5                      52.1
Sales and marketing expense
                                                     79.9                      58.4                      46.1
General and administrative
  expense                                             8.4                       5.4                       9.6
Restructuring charges                                 4.5                        --                        --
                                   -----------------------     ---------------------     ---------------------
Operating loss                                      (49.9)                    (14.3)                     (3.6)
Other expense                                        (2.3)                     (1.5)                       --
                                   -----------------------     ---------------------     ---------------------
Loss before income taxes                            (52.2)                    (15.8)                     (3.6)
Income tax benefit                                   18.7                       5.8                       1.1
                                   -----------------------     ---------------------     ---------------------
Income before preferred
  dividends                                         (33.5)                    (10.0)                     (2.5)
Preferred dividends                                  (3.3)                        --                        --
                                   -----------------------     ---------------------     ---------------------
Net loss                                            (36.8)%                   (10.0)%                    (2.5)%
                                   =======================     =====================     =====================


(1) Statement of operations data for 1999 includes only nine months of activity due to the Company's change in its fiscal year during 1999 from a calendar year to a fiscal year ended September 30.

1999 COMPARED TO 1998

GENERAL During 1999, the Company changed its fiscal year end to September 30 from December 31. Accordingly, the following discussion compares the nine-month period ended September 30, 1999 (herein referred to as "fiscal 1999") with the twelve-month period ended December 31, 1998, herein referred to as the change in the Company's fiscal year.

NET SALES Net sales for fiscal 1999 decreased to $60.1 million from $100.1 million for 1998. The decrease is attributable to both the change in the Company's fiscal year and a decrease in unit sales. During the 1998 period external events, such as e. coli outbreaks in the U.S. and mad cow disease in the U.K., brought attention to the dangers of eating red meat. Management believes that these events worked synergistically with the Company's advertising campaign during 1998 to increase unit sales. No similar events occurred during 1999. In addition, the Company experienced lower than anticipated new consumer trial during 1999 and unfavorable weather conditions adversely affected the 1999 grilling season. In addition, to a lesser extent, the lower sales figures in fiscal 1999 reflect the impact of the Company's strong December 1998 sales, as customers, especially in the grocery channel, stocked up on product in anticipation of extensive January 1999 consumer promotions.

The Company's market share in the grocery channel averaged 46 percent during 1999 compared to 42 percent during 1998. During 1999, the Company maintained its U.S. All Commodity Volume ("ACV") at 89 percent. ACV compares the total sales volume of the stores carrying the Company's products to the total sales volume throughout the retail grocery channel.

GROSS MARGIN Gross margin decreased to $25.8 million (42.9 percent of net sales) for fiscal 1999 from $49.6 million (49.5 percent of net sales) for 1998. The decrease in the gross margin is a result of the reduction in sales discussed above as well as a lower gross margin percentage. The decrease in the gross margin percentage is primarily a result of start-up costs related to bringing up the second production line at the Clearfield facility and of operating manufacturing facilities at less than 100 percent of capacity in order to reduce product inventories due to lowered sales expectations for 1999. The Company expects its gross margin percentage to return to 48% to 50% during fiscal 2000.

SALES AND MARKETING EXPENSE Sales and marketing expense decreased to $48.0 million (79.9 percent of net sales) for fiscal 1999 from $58.5 million (58.4 percent of net sales) for 1998. The decrease in spending in fiscal 1999 is primarily a result of the change in fiscal year. Of the $48.0 million spent in fiscal 1999, approximately $35.8 million was for discretionary spending such as television advertising, couponing and trade programs. The Company expects to substantially reduce sales and marketing expenses going forward as it changes to a more profit driven business model.

GENERAL AND ADMINISTRATIVE EXPENSE General and administrative expense ("g&a") decreased to $5.1 million (8.4 percent of net sales) for fiscal 1999 from $5.4 million (5.4 percent of net sales) for 1998. The decrease is due primarily to the change in the Company's fiscal year, offset in part by costs related to implementing a new year 2000 compliant management information system and the associated depreciation expense.

RESTRUCTURING CHARGE The Company incurred a restructuring charge of $2.7 million during fiscal 1999 related to the closure of its Portland, Oregon production facility, a fair market value adjustment for one of the Company's Portland, Oregon area properties and the write-off of an older information system. At September 30, 1999, no amounts remained in accrued liabilities related to these charges. In November 1999, the Company sold the Portland area property referred to above for net proceeds of approximately $1.5 million and recognized a gain on the sale of approximately $174,000 in the first quarter of fiscal 2000.

OPERATING LOSS Operating loss was $30.0 million in fiscal 1999 compared to an operating loss of $14.4 million for 1998 as a result of the individual line item changes discussed above, including in particular the decreased gross margin percentage and increased sales and marketing expense as a percentage of net sales.

INCOME TAXES Income taxes are based on an estimated rate of approximately 36 percent for fiscal 1999 compared to the approximately 37 percent rate used for 1998.

PREFERRED DIVIDENDS The Company accrues a 12 percent cumulative annual dividend on its convertible preferred stock payable upon redemption of the stock. The convertible preferred stock was issued in April 1999. The quarterly dividend is $975,000. In addition, the $2.3 million of related issuance costs are being accreted over five years, the life of the preferred stock, and total approximately $117,000 per quarter.

NET LOSS AVAILABLE FOR COMMON SHAREHOLDERS Net loss available for common shareholders was $22.1 million in fiscal 1999 compared to a net loss of $10.0 million in 1998 as a result of the individual line item changes discussed above. The Company believes that the impact of inflation was not material for fiscal years 1999 and 1998.

1998 COMPARED TO 1997

NET SALES Net sales for 1998 increased 76.2 percent to $100.1 million from $56.8 million for 1997. The Company increased its sales levels in its retail grocery, food service and club store channels during 1998. The increase in overall net sales is primarily related to increased unit sales in the Company's grocery channel as a result of the Company's investment in efforts to expand this channel, including its national advertising campaign. The Company increased prices on certain products in its grocery channel an average of 7 percent in the fourth quarter of 1997, which also contributed to the increase in net sales in 1998. Net sales were higher in the 1998 third and fourth quarters than in the second quarter. The Company's market share in the grocery channel reached an all-time high of 56 percent during the third quarter of 1998 and averaged 42 percent during all of 1998. During 1998, the Company increased its U.S. ACV to 89 percent from 68 percent at the end of 1997.

GROSS MARGIN Gross margin increased 67.4 percent to $49.6 million (49.5 percent of net sales) for 1998 from $29.6 million (52.1 percent of net sales) for 1997. The decrease in the annualized gross margin percentage is primarily a result of start-up costs associated with the Company's new manufacturing facility in Clearfield, Utah. The Company achieved a gross margin percentage of 51.9 percent in the fourth quarter of 1998. The improvement in gross margin during the fourth quarter of 1998 compared to the average for the year was primarily a result of declining start-up costs and increased manufacturing efficiencies at the Clearfield facility.

SALES AND MARKETING EXPENSE Sales and marketing expense increased to $58.5 million (58.4 percent of net sales) for 1998 from $26.2 million (46.1 percent of net sales) for 1997. The increase in spending in 1998 was primarily a result of costs associated with the Company's aggressive 1998 advertising plan, including a national television advertising campaign during the second and third quarters, and the introduction of new products into the retail grocery channel. The Company spent approximately $11.0 million on media advertising during the first half of 1998 and approximately $3.6 million on media advertising during the second half of 1998.

GENERAL AND ADMINISTRATIVE EXPENSE General and administrative expense ("g&a") decreased to $5.4 million (5.4 percent of net sales) for 1998 from $5.5 million (9.6 percent of net sales) for 1997. The Company was able to maintain its g&a expenditures at 1997 levels while increasing sales, thereby decreasing g&a as a percentage of net sales. The Company received a $240,000 insurance settlement in the first quarter of 1997 that lowered g&a expense in 1997.

OPERATING LOSS Operating loss was $14.4 million in 1998 compared to an operating loss of $2.1 million for 1997 as a result of the individual line item changes discussed above, including in particular the increased advertising expenses incurred by the Company in 1998.

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

NET LOSS Net loss was $10.0 million in 1998 compared to a net loss of $1.4 million in 1997 as a result of the individual line item changes discussed above. The Company believes that the impact of inflation on the net loss was not material for fiscal years 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 1999, the Company had working capital of $11.7 million, which included $7.0 million of cash and cash equivalents, compared to $7.4 million in working capital at December 31, 1998, including $2.3 million of cash and cash equivalents. The $4.3 million increase in available working capital is primarily due to the issuance of $30.2 million of convertible preferred stock, net of issuance costs, offset by $14.9 million used in operations, $10.0 million net payments on the Company's line of credit and purchases of $1.0 million of property and equipment.

Accounts receivable decreased $8.8 million to $6.1 million at September 30, 1999 from $15.0 million at December 31, 1998, due primarily to significantly higher sales during the fourth quarter of 1998 compared to the quarter ended September 30, 1999. Days sales outstanding decreased to 32 at September 30, 1999 from 43 at December 31, 1998.

Inventories decreased $5.2 million to $7.3 million at September 30, 1999 from $12.5 million at December 31, 1998 as a result of efforts to reduce finished goods inventories in order to bring them in line with current sales expectations. Inventory turned 5.5 times on an annualized basis during the quarter ended September 30, 1999, compared to 5.3 times on an annualized basis during the fourth quarter of 1998.

Deferred taxes increased to $17.5 million at September 30, 1999 from $6.2 million at December 31, 1998 primarily as a result of tax benefits relating to net operating loss carryforwards. The Company has tax net operating loss carryforwards (NOLs) totaling approximately $41.2 million, which expire as follows: 2018 - $11.8 million and 2019 - $29.4 million. Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109) requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more likely than not". Otherwise, a valuation allowance is required to be recorded. Management has determined, based primarily on a strategic shift in the third quarter of fiscal 1999 to a more profit driven business model, as outlined below, that taxable income of the Company will more likely than not be sufficient to utilize fully the $41.2 million of NOLs in the next three to five years. Accordingly, no valuation allowance has been recorded.

The NOLs available for future utilization were generated principally as a result of the Company's strategic initiative, begun in 1997, to penetrate the retail grocery channel, which is the largest channel of distribution. The Company began a more aggressive advertising and marketing program, including a national television advertising program in 1998 and 1999, in order to expand distribution and grow the veggie burger category. The Company invested over $40 million in discretionary marketing spending during fiscal 1998 and an additional $35.8 million in discretionary marketing spending during fiscal 1999. Prior to this strategic initiative, the Company had historically been profitable, but had spent very little on discretionary advertising and marketing. The increased advertising and marketing spending resulted in more than doubling the sales levels that existed back in 1996. The Company plans to adjust its rapid growth strategy during fiscal 2000 to a lower expense, more profit driven business model. This will be accomplished primarily by a substantial reduction in the discretionary advertising and marketing spending that has occurred during the last three years. Management does not believe that such reductions will have a significant impact on recent historical sales levels. Additionally, the Company has already begun streamlining its operations at its Clearfield plant, through reductions in workforce of approximately 25% along with workforce reductions at its corporate headquarters of 20%. At the same time, the Company anticipates achieving greater operating efficiencies at its Clearfield plant as a result of the consolidation of manufacturing locations and the automation of the Company's manufacturing processes. Operating efficiencies gained by the changes in operations are expected to result in improved performance, measured primarily by gross margin dollars.

Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carryforward period. Management anticipates that increases in taxable income, as a result of the changes in operating strategy outlined above, will be sufficient to utilize fully the NOLs prior to their ultimate expiration date.

Future levels of operating income are dependent upon general economic conditions, including continued growth of the meatless burger category, competitive pressures on sales and gross margins and other factors beyond the Company's control, and no assurance can be given that sufficient taxable income will be generated for full utilization of the NOLs. Management has considered the above factors in reaching its conclusion that it is likely that taxable income will be sufficient to utilize fully the NOLs in the near term and prior to their ultimate expiration date. However, the Company may be required to record a valuation allowance against the deferred tax asset for net operating losses in future periods if its revised business goals are not achieved.

Accounts payable decreased to $6.7 million at September 30, 1999 from $9.7 million at December 31, 1998 primarily as a result of lower expenditures for inventories as a result of the Company's efforts to reduce inventory levels.

Payroll and related liabilities decreased to $0.9 million at September 30, 1999 from $1.8 million at December 31, 1998 primarily as a result of bonus accruals at December 31, 1998 that did not exist at September 30, 1999.

Capital expenditures of $1.0 million during 1999 primarily resulted from expenditures for the Company's new management information system and for production equipment in Clearfield not covered under the Company's operating leases. Capital expenditures are estimated to be approximately $2.4 million in fiscal 2000 primarily for information systems and production equipment.

The Company has outstanding $15 million of 7 percent Convertible Senior Subordinated Notes (the "Notes") held by Dresdner Kleinwort Benson Private Equity Partners L.P. ("Dresdner"). The Notes are convertible into shares of the Company's Common Stock at the option of the holder until maturity in 2003, at which time they will be due in full if not previously converted. The Company may also elect to redeem the Notes, if not previously converted, at any time after March 27, 2000. The conversion price of the Notes at September 30, 1999 was $12.10 per share, as adjusted to reflect the issuance of convertible preferred stock as discussed below and stock option grants. Upon adjustment of the conversion price of the Company's Series B convertible preferred stock as discussed below, the conversion price of the Notes will likely decrease to $11.49 per share. Under the terms of the Note Purchase Agreement relating to the Notes, the Company must comply with certain covenants and maintain certain financial ratios as follows:

     1. current assets to current liabilities of at least 1.575 to 1.0, measured monthly;
     2. total liabilities, exclusive of the Notes and convertible redeemable preferred stock, to tangible net worth, inclusive of the Notes and convertible redeemable preferred stock, not to exceed 1.1 to 1.0, measured monthly; and
     3. a minimum fixed charge coverage ratio, as defined in the Note Purchase Agreement, of 1.08 to 1.0, measured annually.

At September 30, 1999, the Company was in compliance with all of its financial ratio covenants under the Notes.

In April 1999, the Company closed a stock purchase agreement selling $32.5 million of convertible preferred stock to several investors. Under the terms of the agreement, the Company sold an aggregate of 2,763,000 shares of Series A convertible preferred stock and 487,000 shares of Series B convertible preferred stock to members of the investor group, at a price of $10 per share for each series, or an aggregate consideration of $32.5 million, and received net proceeds of $30.2 million. At September 30, 1999, the preferred shares were convertible at a price of $10 per share (subject to antidilution adjustments) at any time following issuance at the discretion of the holder. The Company is required to meet certain performance targets for the twelve months ending December 31, 1999 under the Series B preferred stock agreement. These targets are: 1) $135.0 million in net sales, and 2) an operating loss of not more than $1.0 million. It is anticipated that the Series B conversion price will be adjusted to $3.75 per share due to the likelihood that the Company will not meet the specified performance targets for calendar 1999. If the conversion price is adjusted, the Company will be required to record approximately $8.1 million of additional preferred dividends to account for this beneficial conversion feature. Such non-cash charge represents the implied value of the beneficial conversion feature and would be recorded in the first quarter of fiscal 2000. Both series of preferred stock are entitled to a 12 percent cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of the Company. Shares may not be redeemed until five years after the original date of issuance, at which time they may be redeemed at the election of the holders or, under certain conditions, at the discretion of the Company. The redemption value of the Series A and Series B convertible preferred stock is $27.6 million and $4.9 million, respectively. The difference between the carrying amount and the redemption value of the convertible preferred stock is being accreted as additional preferred dividends over the period until redemption.

In April 1999, the Company entered into an Amended and Restated Business Loan Agreement (the "Agreement") with Bank of America NT & SA. The Agreement provides for a credit line of up to $20 million with interest at the Bank's Reference Rate or, at the option of the Company, at LIBOR plus 1.25 percentage points or at the Offshore Rate plus 1.25 percentage points. The line of credit is available until June 1, 2000. The Agreement also provides for a standby letter of credit of up to $400,000 (included in the $20 million limit) with a maximum maturity of March 31, 2001. The Agreement provides that the line of credit is to be secured by all machinery, equipment, inventory, receivables and intangible assets of the Company. At September 30, 1999, the Company had $5.0 million outstanding under this line of credit at a per annum interest rate of 6.65 percent.

The Company is required to meet certain financial covenants under the Agreement as follows:
     1.  to maintain a current ratio of at least 1.5:1.0 measured monthly;
     2. not to incur an operating loss of more than $5 million for the year ending December 31, 1999; and
     3. to maintain a minimum fixed charge coverage ratio of at least 1.25:1.00 measured on a rolling four-quarter basis, beginning December 31, 2000.

At September 30, 1999, the Company anticipated being out of compliance with the operating loss covenant at December 31, 1999. In December 1999, the Company signed a letter of commitment for a new line of credit. See "Note 14. Subsequent Events" of the Notes to Financial Statements.

The Company leases various food processing, production and other equipment in use at its Clearfield, Utah production facility pursuant to two lease agreements between the Company and BA Leasing & Capital Corporation ("BA Capital"), an affiliate of Bank of America. Each lease agreement contains a cross-default provision stating that any default under any other borrowing or credit agreement that includes a failure to make payment when due or gives the holder a right of acceleration constitutes an event of default under each lease agreement. If any event of default by the Company occurred under the lease agreements with BA Capital, the Company's manufacturing capacity would be significantly curtailed or even eliminated if BA Capital were to exercise its right to sell the equipment. In addition, neither lease agreement contains express provisions giving the Company a right to purchase the equipment at the end of the lease term, which terms range from five to seven years, depending upon the equipment.

Management believes that the Company's existing working capital, in combination with cash flow from operations and funds available under credit facilities, will be sufficient to support working capital requirements in the near term.

YEAR 2000
INFORMATION SYSTEMS The Company utilizes packaged application strategies for all critical information systems functions, which have all been certified to be year 2000 compliant by the vendors. This includes enterprise software, operating systems, networking components, application and data servers, PC hardware, and core office automation software. The Company performed various component tests to verify full year 2000 operational readiness and modification was completed on all non-compliant equipment. In addition to the information system component testing, the Company has conducted a system wide test, including all components from the desktop to the data center, to ensure that all of the compliant components will function properly as a whole. The focus of these tests was to assure that the Company's business processes will run end-to-end with no year 2000 errors or issues.

SUPPLIER AND CUSTOMER BASE The Company has completed a year 2000 supplier and customer audit program. As a part of this program, the Company contacted all of its critical suppliers and significant customers to inform them of the Company's year 2000 expectations and requested copies of their compliance programs. Although the Company discovered a number of non-compliant products and vendors, none of these vendors or products were key to the Company's operations.

COST The Company incurred approximately $20,000 of incremental costs to assess year 2000 readiness of its information systems. All system hardware and software upgrades were budgeted in the normal course of business regardless of the year 2000 issue.

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

CONTINGENCY PLANS The Company intends to have two weeks of inventory on hand to support a possible interruption in production. The Company is also scheduling work and projects so that an interruption of either the information system or production would not cause a work stoppage. An emergency call list will be in place when the system comes up on January 2, 2000 in case of an emergency.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

The Company's only financial instrument with market risk exposure is its variable rate line of credit. At September 30, 1999, the Company had $5.0 million outstanding under this credit line at an annual interest rate of 6.65 percent. A hypothetical 10 percent change in interest rates would not have a material impact on the Company's cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------    -------------------------------------------

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 14 of Part IV of this document.

Unaudited quarterly financial data for each of the seven quarters in the period ended September 30, 1999 is as follows:


IN THOUSANDS, EXCEPT PER SHARE DATA         1ST QUARTER       2ND QUARTER        3RD QUARTER      4TH QUARTER(1)
-----------------------------------         -----------       -----------        -----------      --------------
1999
Net sales                                    $ 13,563          $ 22,228           $ 24,315               n/a
Gross margin                                    6,210             9,177             10,385               n/a
Net loss (2)                                    5,456)          (11,428)            (5,262)              n/a
Basic and diluted net loss per share            (0.62)            (1.29)             (0.60)              n/a

1998
Net sales                                    $ 13,040          $ 25,739           $ 32,630          $ 28,711
Gross margin                                    6,153            12,302             16,192            14,903
Net income (loss)                              (4,318)           (6,240)               182               334
Basic net income (loss) per share               (0.50)            (0.72)              0.02              0.04
Diluted net income (loss) per share             (0.50)            (0.72)              0.02              0.03


(1) Quarterly statement of operations data for 1999 includes only three quarters of activity due to the Company's change in its fiscal year during 1999 from a calendar year to a fiscal year ended September 30. (2)Included in net loss in the first and second quarters of 1999, respectively, is a restructuring charge totaling $1,100 and $1,584 on a pre-tax basis.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

Information required by this item is included under the captions ELECTION OF DIRECTORS, EXECUTIVE OFFICERS and SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

Information required by this item is included under the captions EXECUTIVE COMPENSATION, DIRECTOR COMPENSATION, EMPLOYMENT CONTRACTS AND SEVERANCE AND CHANGE-IN-CONTROL ARRANGEMENTS and COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

Information required by this item is included under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

Information required by this item is included under the caption COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS AND MANAGEMENT TRANSACTIONS in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

(a) FINANCIAL STATEMENTS AND SCHEDULES

                                                                          Page
                                                                          ----
Report of Arthur Andersen LLP                                             F-1

Balance Sheets - September 30, 1999 and December 31, 1998                 F-2

Statements of Operations - nine months ended September 30, 1999
 and years ended December 31, 1998 and 1997                               F-3

Statements of Shareholders' Equity (Deficit) - nine months ended
 September 30, 1999 and years F-4 ended December 31, 1998 and 1997

Statements of Cash Flows - nine months ended September 30, 1999 and
 years ended December 31, 1998 and 1997                                   F-5

Notes to Financial Statements                                             F-6

Report of Independent Public Accountants on Financial Statement
 Schedule
                                                                          F-17

Schedule II               Valuation and Qualifying Accounts               F-18

(b) REPORTS ON FORM 8-K

There was one report on Form 8-K filed during the quarter ended September 30, 1999 under Item 8. Change in Fiscal Year, dated July 13, 1999 and filed July 23, 1999.

(c) EXHIBITS

Exhibits are listed on the Index to Exhibits following the financial statements included in this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 24, 1999
      -----------------
                                             GARDENBURGER, INC.

                                             By: /s/ Lyle G. Hubbard
                                                --------------------------------
                                                Lyle G. Hubbard
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 24, 1999.

Signature                     Title
---------                     -----

/s/ Lyle G. Hubbard           Director, President and Chief Executive Officer
------------------------      (Principal Executive Officer)
Lyle G. Hubbard

/s/ Richard C. Dietz          Executive Vice President,
------------------------      Chief Financial Officer, Secretary and Treasurer
Richard C. Dietz              (Principal Financial and Accounting Officer)

/s/ Kyle A. Anderson          Director
------------------------
Kyle A. Anderson

/s/ Alexander P. Coleman      Director
------------------------
Alexander P. Coleman

/s/ Jason M. Fish             Director
------------------------
Jason M. Fish

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

/s/ Mary O. McWilliams        Director
------------------------
Mary O. McWilliams

/s/ Michael L. Ray            Director
------------------------
Michael L. Ray

/S/  E. Kay Stepp             Chairman of the Board
------------------------
E. Kay Stepp

/s/ Paul F. Wenner            Founder, Chief Creative Officer
------------------------      and Director
Paul F. Wenner

Exhibit Index

Exhibit No.   Description
-----------   -----------
3.1           Restated Articles of Incorporation, as amended April 14, 1999 (18)

3.2           1995 Restated Bylaws, as amended July 13, 1999 (20)

10.1 Amended and Restated Rights Agreement between the Company and First Chicago Trust Company of New York, dated July 15, 1999 (20)

10.2 Purchase and Sale Agreement and Receipt For Earnest Money between the Iseli Family Partnership (Seller) and the Company (Buyer), as amended, dated May 8, 1995 (5)

10.3 Purchase and Sale Agreement and Receipt for Earnest Money between the Company and Ironwood Investments, dated August 11, 1999

10.4 Amended and Restated Business Loan Agreement, dated April 14, 1999, between Bank of America NT & SA and Gardenburger, Inc. (18)

10.5 Amendment No. 1, dated May 21, 1999, to Business Loan Agreement, dated April 14, 1999, between the Company and Bank of America NT & SA (19)

10.6 Amendment No. 2, dated July 9, 1999, to Business Loan Agreement, dated April 14, 1999, between the Company and Bank of America NT & SA (19)

10.7          Plant Lease-1416 S.E. 8th, Portland, Oregon (1)

10.8          First Amendment to Plant Lease - 1416 S.E. 8th, Portland,
              Oregon (11)

10.9          Second Amendment to Plant Lease - 1416 S.E. 8th, Portland,
              Oregon (12)

10.10 Third Amendment to Plant Lease - 1416 S.E. 8th, Portland, Oregon, dated January 1, 1999 (17)

10.11 Consent to Assignment and Option to purchase 1005 S.E. Washington, Portland, Oregon (1)

10.12         Morrison Plaza Office Lease, dated October 29, 1996 (10)

10.13         First Amendment to Morrison Plaza Office Lease, dated December 9,
              1997 (11)

10.14 Lease extension for Morrison Plaza Office Building, dated September 11, 1998 (14)

10.15 Facility Lease by and between Freeport Center Associates, a Utah general partnership and the Company, dated May 28, 1997 (9)

10.16 Addendum, dated August 1, 1997, to Facility Lease by and between Freeport Center Associates, and the Company (11)

10.17 Warehouse Lease between Freeport Center Associates and the Company, dated January 25, 1999 (17)

10.18 Lease Agreement between BA Leasing & Capital Corporation and the Company, dated as of December 17, 1997 (11)

10.19 First Amendment, dated June 4, 1998, to Lease Agreement, dated December 17, 1997 between BA Leasing & Capital Corporation and the Company (13)

Exhibit No.
-----------
10.20 Lease Agreement between BA Leasing & Capital Corporation and the Company, dated as of May 28, 1998 (14)

10.21 First Amendment, dated January 14, 1999, to Lease Agreement between BA Leasing & Capital Corporation and the Company, dated as of May 28, 1998 (17)

10.22 Purchase Agreement Assignment, dated June 23, 1999, between Gardenburger, Inc. and BA Leasing & Capital Corporation (19)

10.23 Note Purchase Agreement, dated as of March 27, 1998, between the Company and Dresdner Kleinwort Benson Private Equity Partners L.P. (12)

10.24         Convertible Senior Subordinated Note, dated March 27, 1998 (12)

10.25 Registration Rights Agreement, dated as of March 27, 1998, between the Company and Dresdner Kleinwort Benson Private Equity
              Partners L.P. (12)

10.26 Stock Purchase Agreement, dated March 29, 1999, by and between Gardenburger, Inc. and Rosewood Capital III, L.P., Farallon Capital Management LLC, Gruber & McBaine Capital Management, LLC, BT Capital Investors LP and certain other purchasers identified therein (16)

10.27 Amendment and Waiver of Stock Purchase Agreement, dated April 14, 1999, by and between Gardenburger, Inc., and the Purchasers identified on Exhibit A thereto (18)

10.28 Investor Rights Agreement, dated April 14, 1999, by and between Gardenburger, Inc., and the investors identified on Exhibit A thereto (18)

10.29 1992 First Amended and Restated Combination Stock Option Plan, as amended (15)(19)

10.30 Form of Incentive Stock Option Agreement for Option grants to executive officers after May 24, 1995 (15)(17)

10.31 Form of Non-Statutory Stock Option Agreement for Option grants to executive officers after May 24, 1995 (15)(17)

10.32         Paul F. Wenner Stock Option Agreement (2)(15)

10.33         Lyle Hubbard Employment Agreement, dated April 14, 1996 (10)(15)

10.34 Agreement to Extend and Amend Employment Agreement, dated November 16, 1998, to Lyle Hubbard Employment Agreement, dated April 14, 1996 (15)(17)

10.35 Agreement to Extend and Amend Employment Agreement, dated March 5, 1999, to Lyle Hubbard Employment Agreement, dated April 14, 1996 (15)(17)

10.36 Third Amendment to Employment Agreement, dated December 9, 1999, between the Company and Lyle Hubbard (15)

10.37         Paul F. Wenner Employment Agreement and Amendment thereto (1)(15)

10.38         Form of Severance Agreement for Executive Officers (10)(15)

10.39 Form of Indemnification Agreement between the Company and its Officers and Directors (15)(17)

10.40         2000 Executive Annual Incentive Plan (15)

Exhibit No.
-----------
10.41 Retention Incentive Agreement, dated December 9, 1999, between the Company and Lyle Hubbard (15)

10.42 Form of Retention Incentive Agreement between the Company and nine senior executives (15)

10.43 Form of Change in Control Agreement between the Company and nine senior executives (15)

23            Consent of Arthur Andersen LLP

27            Financial Data Schedule

99            Description of Common Stock of Gardenburger, Inc. (18)


(1) Incorporated by reference to the Company's Form S-1 Registration Statement (Commission File No. 33-46623), filed May 6, 1992.
(2) Incorporated by reference to the Company's 1992 Form 10-K Annual Report, filed March 23, 1993.
(3) Incorporated by reference to the Company's 1993 Form 10-K Annual Report, filed March 23, 1994.
(4) Incorporated by reference to the Company's 1994 Form 10-K Annual Report, filed March 30, 1995.
(5) Incorporated by reference to the Company's 1995 Form 10-K Annual Report, filed March 29, 1996.
(6) Incorporated by reference to the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 1996, filed November 4, 1996.
(7) Incorporated by reference to the Company's Form 8-K Current Report, filed May 8, 1996.
(8) Incorporated by reference to the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 1997, filed November 4, 1997.
(9) Incorporated by reference to the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 1997, filed August 14, 1997.
(10) Incorporated by reference to the Company's 1996 Form 10-K Annual Report, filed March 25, 1997.
(11) Incorporated by reference to the Company's 1997 Form 10-K Annual Report, filed March 31, 1998.
(12) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1998, filed May 15, 1998.
(13) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1998, filed August 12, 1998.
(14) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1998, filed November 5, 1998.
(15) Management contract or compensatory plan or arrangement.
(16) Incorporated by reference to the Company's Form 8-K Current Report, filed April 1, 1999.
(17) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998, filed March 31, 1999.
(18) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999.
(19) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1999, filed August 13, 1999.
(20) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-92665), filed December 13, 1999.

                    Report of Independent Public Accountants


To the Board of Directors and Shareholders of Gardenburger, Inc.:

We have audited the accompanying balance sheets of Gardenburger, Inc. (an Oregon corporation) as of September 30, 1999 and December 31, 1998 and the related statements of operations, shareholders' equity (deficit) and cash flows for the nine months ended September 30, 1999 and for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gardenburger, Inc. as of September 30, 1999 and December 31, 1998, and the results of its operations and its cash flows for the nine months ended September 30, 1999 and each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





Portland, Oregon,
  November 5, 1999 (except for the matters discussed in Note 14, as to which the date is December 8, 1999).

                               GARDENBURGER, INC.
                                 BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                        September 30,            December 31,
                                                                             1999                    1998
                                                                      -------------------     -------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                              $       7,033            $      2,320
    Accounts receivable, net of allowances of
       $301 and $148                                                               6,133                  14,969
    Inventories, net                                                               7,268                  12,457
    Prepaid expenses                                                               2,207                   4,515
    Deferred income taxes                                                          4,775                   1,989
                                                                      -------------------     -------------------
        Total Current Assets                                                      27,416                  36,250

Property, Plant and Equipment, net of accumulated
       depreciation of $3,960 and $3,174                                          10,275                  12,238
Deferred Income Taxes                                                             12,691                   4,242
Other Assets, net of accumulated amortization of
       $804 and $534                                                               2,320                   2,318
                                                                      -------------------     -------------------
        Total Assets                                                       $      52,702            $     55,048
                                                                      ===================     ===================


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Short-term note payable                                                $       5,000            $     15,000
    Accounts payable                                                               6,669                   9,708
    Payroll and related liabilities payable                                          941                   1,822
    Other current liabilities                                                      3,065                   2,366
                                                                      -------------------     -------------------
        Total Current Liabilities                                                 15,675                  28,896

Other Long-Term Liabilities                                                          199                     226
Convertible Notes Payable                                                         15,000                  15,000

Convertible Redeemable Preferred Stock                                            32,147                       -

Shareholders' Equity (Deficit):
    Preferred Stock, no par value, 5,000,000 shares
      authorized                                                                       -                       -
    Common Stock, no par value, 25,000,000 shares
      authorized; shares issued and outstanding:
      8,841,451 and 8,733,811                                                     10,619                   9,717
    Additional paid-in capital                                                     4,277                   4,275
    Retained deficit                                                             (25,215)                 (3,066)
                                                                      -------------------     -------------------
       Total Shareholders' Equity (Deficit)                                      (10,319)                 10,926
                                                                      -------------------     -------------------
       Total Liabilities and Shareholders' Equity (Deficit)                $      52,702            $     55,048
                                                                      ===================     ===================




      The accompanying notes are an integral part of these balance sheets.

                               GARDENBURGER, INC.
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                           For the Nine
                                                           Months Ended
                                                           September 30,            For the Year Ended December 31,
                                                                               ------------------------------------------
                                                                1999                  1998                   1997
                                                         -------------------   --------------------   -------------------
Net sales                                                     $      60,106          $     100,120          $     56,837
Cost of goods sold                                                   34,334                 50,570                27,236
                                                         -------------------   --------------------   -------------------
Gross margin                                                         25,772                 49,550                29,601

Operating expenses:
    Sales and marketing                                              48,021                 58,513                26,191
    General and administrative                                        5,064                  5,387                 5,471
    Restructuring charge                                              2,684                      -                     -
                                                         -------------------   --------------------   -------------------
                                                                     55,769                 63,900                31,662
                                                         -------------------   --------------------   -------------------
Operating loss                                                      (29,997)               (14,350)               (2,061)

Other income (expense):
    Interest income                                                     197                    115                   185
    Interest expense                                                 (1,596)                (1,404)                  (40)
    Other, net                                                            7                   (200)                 (136)
                                                         -------------------   --------------------   -------------------
                                                                     (1,392)                (1,489)                    9
                                                         -------------------   --------------------   -------------------
Loss before benefit from income taxes                               (31,389)               (15,839)               (2,052)
Benefit from income taxes                                            11,223                  5,797                   659
                                                         -------------------   --------------------   -------------------
Loss before preferred dividends                                     (20,166)               (10,042)               (1,393)
Preferred dividends                                                  (1,980)                     -                     -
                                                         ===================   ====================   ===================
Net loss available for common shareholders                    $     (22,146)         $     (10,042)         $     (1,393)
                                                         ===================   ====================   ===================

Net loss per share - basic and diluted                        $       (2.51)         $       (1.16)         $      (0.16)
                                                         ===================   ====================   ===================

Shares used in per share calculations                                 8,812                  8,659                 8,584
                                                         ===================   ====================   ===================



        The accompanying notes are an integral part of these statements.

                               GARDENBURGER, INC.
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                  For the Nine Months Ended September 30, 1999
                 and the Years Ended December 31, 1998 and 1997
                      (In thousands, except share amounts)




                                                      Common Stock          Additional       Retained          Total
                                             ---------------------------     Paid-In         Earnings        Shareholders'
                                               Shares         Amount         Capital         (Deficit)      Equity (Deficit)
                                             ------------   ------------   -------------   -------------   ----------------
Balance at December 31, 1996                   8,566,456      $   8,468       $   4,139       $   8,372        $    20,979

Exercise of common stock options                  41,798            183               -               -                183
Income tax benefit of non-qualified stock
  option exercises and disqualifying
  dispositions                                         -              -              64               -                 64
Foreign currency translation                           -              -               -               6                  6
Net loss                                               -              -               -          (1,393)            (1,393)
                                             ------------   ------------   -------------   -------------   ----------------
Balance at December 31, 1997                   8,608,254          8,651           4,203           6,985             19,839

Exercise of common stock options                  74,586            541               -               -                541
Income tax benefit of non-qualified stock
  option exercises and disqualifying
  dispositions                                         -              -              72               -                 72
Issuance of shares in exchange for
  interest on convertible notes payable           50,971            525               -               -                525
Foreign currency translation                           -              -               -              (9)                (9)
Net loss                                               -              -               -         (10,042)           (10,042)
                                             ------------   ------------   -------------   -------------   ----------------
Balance at December 31, 1998                   8,733,811          9,717           4,275          (3,066)            10,926

Exercise of common stock options                  55,660            377               -               -                377
Income tax benefit of non-qualified stock
  option exercises and disqualifying
  dispositions                                         -              -               2               -                  2
Issuance of shares in exchange for
  interest on convertible notes payable           51,980            525               -               -                525
Accrual of preferred dividends                         -              -               -          (1,980)            (1,980)
Foreign currency translation                           -              -               -              (3)                (3)
Loss before preferred dividends                        -              -               -         (20,166)           (20,166)
                                             ------------   ------------   -------------   -------------   ----------------
Balance at September 30, 1999                  8,841,451      $  10,619       $   4,277       $ (25,215)       $   (10,319)
                                             ============   ============   =============   =============   ================



        The accompanying notes are an integral part of these statements.

                               GARDENBURGER, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      For the Nine
                                                                      Months Ended        For the Year Ended December 31,
                                                                      September 30,    ------------------------------------
                                                                        1999                1998                1997
                                                                   ----------------    ----------------   -----------------
Cash flows from operating activities:
   Loss before preferred dividends                                    $    (20,166)      $     (10,042)       $     (1,393)
   Effect of exchange rate on operating accounts                                (3)                 (9)                  6
   Adjustments to reconcile loss before preferred
    dividends to net cash flows used in operating activities:
         Depreciation and amortization                                       1,600               1,637                 977
         Non-cash portion of restructuring charge                            1,584                   -                   -
         Other non-cash expenses                                               212                 409                   -
         Loss on sale of fixed assets                                           19                  75                 145
         Deferred income taxes                                             (11,235)             (5,956)               (307)
         (Increase) decrease in:
            Accounts receivable, net                                         8,836              (6,896)             (5,273)
            Inventories, net                                                 5,189              (9,254)              1,587
            Prepaid expenses                                                 2,308              (2,194)             (1,943)
            Income taxes receivable, net                                         -                 475                 178
         Increase (decrease) in:
            Accounts payable                                                (3,039)              6,543                 992
            Payroll and related liabilities                                   (881)                206                 937
            Other accrued liabilities                                          699               1,264                 501
                                                                   ----------------    ----------------   -----------------
               Net cash used in operating activities                       (14,877)            (23,742)             (3,593)

Cash flows from investing activities:
   Payments for purchase of property and equipment                          (1,031)            (11,282)            (12,141)
   Proceeds from sale of equipment                                              33               5,355              10,477
   Other assets, net                                                            42                (102)               (143)
                                                                   ----------------    ----------------   -----------------
               Net cash used in investing activities                          (956)             (6,029)             (1,807)

Cash flows from financing activities:
   Proceeds from (payments on) line of credit, net                         (10,000)             15,000                   -
   Proceeds from issuance of convertible notes payable                           -              15,000                   -
   Financing fees from issuance of convertible notes payable                     -              (1,124)                  -
   Issuance of preferred stock, net of issuance costs                       30,167                   -                   -
   Proceeds from exercise of common stock options and warrants                 377                 541                 183
   Income tax benefit of non-qualified stock option
      exercises and disqualifying dispositions                                   2                  72                  64
                                                                   ----------------    ----------------   -----------------
                Net cash provided by financing activities                    20,546              29,489                 247
                                                                   ----------------    ----------------   -----------------

Increase (decrease) in cash and cash equivalents                             4,713                (282)             (5,153)

Cash and cash equivalents:
   Beginning of period                                                       2,320               2,602               7,755
                                                                   ----------------    ----------------   -----------------
   End of period                                                      $      7,033       $       2,320        $      2,602
                                                                   ================    ================   =================



        The accompanying notes are an integral part of these statements.

                               GARDENBURGER, INC.
                          NOTES TO FINANCIAL STATEMENTS
       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

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

CHANGE IN REPORTING PERIOD
In July 1999, the Company changed its fiscal year end to September 30. Fiscal 1999 ended on September 30, 1999 and fiscal 2000 began October 1, 1999. For purposes of these footnotes, the nine month period ended September 30, 1999 will be referred to herein as the year ended September 30, 1999. See Note 8. Unaudited Fiscal Year Operating Results. Summary operating results for the nine months ended September 30, 1998 are as follows:

Net sales                                           $   71,409
Cost of goods sold                                      36,762
Gross margin                                            34,647
Operating expenses                                      50,031
Operating loss                                         (15,384)
Net loss available for common shareholders             (10,362)
Net loss per share - basic and diluted              $    (1.20)
Shares used in per share calculations                    8,639

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

OTHER ASSETS
Other assets consist principally of $1,151 and $1,085 in deferred financing fees, net of accumulated amortization, as of September 30, 1999 and December 31, 1998, respectively. Other assets also includes $780 and $873 in goodwill, net of accumulated amortization, as of September 30, 1999 and December 31, 1998, respectively. Deferred financing fees are being amortized over the maturity period of the related debt and goodwill is being amortized using the straight-line method over ten years.

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

BUILDINGS AND IMPROVEMENTS     3-40 YEARS  MACHINERY AND EQUIPMENT  7-30 YEARS
OFFICE FURNITURE AND EQUIPMENT 3-10 YEARS  VEHICLES                    5 YEARS

LONG-LIVED ASSETS
In accordance with SFAS 121, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of the asset.

SEGMENT REPORTING
The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS
131), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION for the year ended December 31, 1998. Based upon definitions contained within SFAS 131, the Company has determined that it operates in one segment. In addition, virtually all sales are domestic.

CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS The Company invests its excess cash with high credit quality financial institutions, which bear minimal risk, and, by policy, limits the amount of credit exposure to any one financial institution.

For the year ended September 30, 1999, one customer accounted for approximately 11 percent of revenue and 5 percent of the accounts receivable balance at September 30, 1999.

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

ADVERTISING COSTS
Advertising costs, including media advertising, couponing and other advertising, which are included in sales and marketing expense, are expensed when the advertising first takes place. Advertising expense was approximately $17,313, $19,904 and $3,844 in 1999, 1998 and 1997, respectively.

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

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred. Research and development expense was approximately $553 in 1999, $1,121 in 1998 and $565 in 1997.

NET LOSS PER SHARE
Basic earnings per share (EPS) is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding.

Basic EPS and diluted EPS are the same for all periods presented since the Company was in a loss position in all periods.

Potentially dilutive securities that are not included in the diluted EPS calculation because they would be antidilutive are as follows:


                                                                         DECEMBER 31,
                                             SEPTEMBER 30,      ------------------------------
                                                 1999               1998              1997
                                         -------------------    -----------       ------------
Stock options                                   3,247              2,768              2,447
Convertible notes                               1,237              1,163                  -
Convertible preferred stock                     3,250                  -                  -
                                         ===================    ===========       ============
  Total                                         7,734              3,931              2,447
                                         ===================    ===========       ============


RECLASSIFICATIONS
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

2.   INVENTORIES
----------------

Detail of inventories at September 30, 1999 and December 31, 1998 is as follows:

                                    1999                   1998
                               ----------------      -----------------
Raw materials                      $ 2,672                $ 2,843
Packaging and supplies                 538                    275
Finished goods                       4,058                  9,339
                               ================      =================
                                   $ 7,268                $12,457
                               ================      =================

3.   PROPERTY, PLANT AND EQUIPMENT
----------------------------------

Detail of property, plant and equipment at September 30, 1999 and December 31, 1998 is as follows:

                                       1999                   1998
                                 ------------------    --------------------
Land                                     721                 $   787
Building and improvements              2,504                   3,104
Machinery and equipment                6,807                   7,320
Office furniture and equipment         4,203                   4,201
                                 ------------------    --------------------
                                      14,235                  15,412
Less accumulated depreciation         (3,960)                 (3,174)
                                 ==================    ====================
                                     $10,275                 $12,238
                                 ==================    ====================

4.   LINE OF CREDIT
-------------------

In April 1999, the Company entered into an Amended and Restated Business Loan Agreement (the "Agreement") with Bank of America NT & SA. The Agreement provides for a credit line of up to $20 million with interest at the Bank's Reference Rate or, at the option of the Company, at LIBOR plus 1.25 percentage points or at the Offshore Rate plus 1.25 percentage points. The line of credit is available until June 1, 2000. The Agreement also provides for a standby letter of credit of up to $400 (included in the $20 million limit) with a maximum maturity of March 31, 2001. The Agreement provides that the line of credit is to be secured by all machinery, equipment, inventory, receivables and intangible assets of the Company. At September 30, 1999, the Company had $5,000 outstanding under the line of credit at an annual interest rate of 6.65 percent.

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

At September 30, 1999, the Company anticipated being out of compliance with the operating loss covenant at December 31, 1999. In December 1999, the Company signed a letter of commitment for a new line of credit.
See Note 14. Subsequent Events.

5.   LEASE COMMITMENTS
----------------------

Future minimum lease payments at September 30, 1999 are as follows:

YEAR ENDED SEPTEMBER 30,
--------------------------------------
2000                                            $ 3,714
2001                                              3,473
2002                                              3,558
2003                                              3,345
2004                                              3,244
Thereafter                                        3,589
                                            ------------
   Total                                        $20,923
                                            ============

Rental expense for the years ended September 30, 1999, December 31, 1998 and 1997 was $2,355, $2,613 and $601, respectively.

6.   CONVERTIBLE NOTES PAYABLE
------------------------------

The Company has outstanding $15 million of 7 percent Convertible Senior Subordinated Notes (the "Notes") held by Dresdner Kleinwort Benson Private Equity Partners L.P. ("Dresdner"). The Notes are convertible into shares of the Company's Common Stock at the option of the holder until maturity in 2003, at which time they will be due in full if not previously converted. The Company may also elect to redeem the Notes, if not previously converted, at any time after March 27, 2000. The conversion price of the Notes at September 30, 1999 was $12.10 per share, as adjusted to reflect the issuance of convertible preferred stock as discussed in Note 9 and stock option grants. Upon adjustment of the conversion price of the Company's Series B convertible preferred stock as discussed in Note 9, the conversion price of the Notes will likely decrease to $11.49 per share. Under the terms of the Note Purchase Agreement relating to the Notes, the Company must comply with certain covenants and maintain certain financial ratios as follows:

- current assets to current liabilities of at least 1.575 to 1.0, measured monthly;
- total liabilities, exclusive of the Notes and convertible redeemable preferred stock, to tangible net worth, inclusive of the Notes and convertible redeemable preferred stock, not to exceed 1.1 to 1.0, measured monthly; and
- a minimum fixed charge coverage ratio, as defined in the Note Purchase Agreement, of 1.08 to 1.0, measured annually.

At September 30, 1999, the Company was in compliance with all of its financial ratio covenants under the Notes.

7.   INCOME TAXES
-----------------

The Company accounts for income taxes under Statement of Financial Accounting Standards 109, ACCOUNTING FOR INCOME TAXES. The Company realizes tax benefits as a result of the exercise of nonqualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions). For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to additional paid-in capital. Tax benefits of $2, $72 and $64 were credited to additional paid-in capital in 1999, 1998 and 1997, respectively. The provision for (benefit from) income taxes is as follows:

                              1999              1998            1997
                           ------------      -----------      ----------
CURRENT:
   Federal                   $      -         $    129          $ (352)
   State                           12               30               -
                           ------------      -----------      ----------
                                   12              159            (352)
DEFERRED                      (11,235)          (5,956)           (307)
                           ============      ===========      ==========
                             $(11,223)        $ (5,797)         $ (659)
                           ============      ===========      ==========

Total deferred income tax assets were $17,907 and $6,751 and liabilities were $441 and $520 at September 30, 1999 and December 31, 1998, respectively. Individually significant temporary differences are as follows:

                                                    1999               1998
                                                ------------       ------------
Net operating loss carryforwards                  $15,055            $ 4,602
Provision for trade promotions and discounts          558              1,046

The Company recorded a benefit from income taxes of $15.0 million related to $41.2 million of net operating loss carryforwards. No valuation allowance has been recorded against the deferred tax asset for the Company's net operating losses because the Company believes it is more likely than not that the net operating losses will be recognized as a result of future operating profits. The Company's basis for such assertion is due to its expectation that the high level of discretionary expenses incurred in recent years will decline substantially as the Company moves to a more profit driven business model. In addition, the Company believes its recent workforce downsizing and production facility consolidation will have a significant positive impact on future results of operations. However, the Company may be required to record a valuation allowance against the deferred tax asset for net operating losses in future periods if its revised business goals are not achieved. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this document for additional information regarding the Company's strategy and assertions regarding the realization of the net operating loss carryforwards.

At September 30, 1999, the Company had available federal and state income tax carryforwards, net of tax, of $14,116 and $939, respectively. The federal and state income tax carryforwards expire through the fiscal years 2019 and 2014, respectively.

The reconciliation between the effective tax rate and the statutory federal income tax rate is as follows:

                                                                 1999            1998            1997
                                                               ----------     ------------     ----------
Statutory federal income tax rate                                  (34.0)%         (34.0) %       (34.0) %
State taxes, net of federal income tax benefit                      (1.3)            (3.9)          (3.5)
Tax exempt interest and dividends                                      --            (0.1)          (1.7)
Trademark and goodwill amortization                                  0.1              0.2            1.5
Meals and entertainment                                              0.1              0.4            1.8
Revision of prior year estimates                                      --               --            1.6
Other                                                               (0.7)             0.8            2.2
                                                               ----------     ------------     ----------
Effective tax rate                                                 (35.8)%         (36.6) %       (32.1) %
                                                               ==========     ============     ==========

8.   UNAUDITED FISCAL YEAR OPERATING RESULTS
--------------------------------------------

The following statement of operations data is included for informational purposes only and is unaudited.


FISCAL YEAR ENDED SEPTEMBER 30,               1999            1998          1997          1996           1995
---------------------------------------    -----------     -----------    ---------    -----------     ----------
Net sales                                    $  88,817      $  88,406      $48,144       $ 40,258        $ 36,141
Cost of goods sold                              48,141         44,295       23,888         19,924          17,339
Gross margin                                    40,676         44,111       24,256         20,334          18,802
Operating expenses                             69,639          57,755       28,465         18,247         14,521
Operating income (loss)                       (28,963)        (13,644)      (4,209)         2,087          4,281
Net income (loss) available for
   common shareholders                        (21,826)         (9,384)     (2,667)          1,675          2,913


9.   CONVERTIBLE PREFERRED STOCK
--------------------------------

In April 1999, the Company closed a stock purchase agreement selling $32.5 million of convertible preferred stock to several investors. Under the terms of the agreement, the Company sold an aggregate of 2,763 shares of Series A convertible preferred stock and 487 shares of Series B convertible preferred stock to members of the investor group, at a price of $10 per share for each series, or an aggregate consideration of $32.5 million, and received net proceeds of $30.2 million. At September 30, 1999, the preferred shares were convertible at a price of $10 per share (subject to antidilution adjustments) at any time following issuance at the discretion of the holder. The Company is required to meet certain performance targets for the twelve months ending December 31, 1999 under the Series B preferred stock agreement. These targets are: 1) $135.0 million in net sales, and 2) an operating loss of not more than $1.0 million. It is anticipated that the Series B conversion price will be adjusted to $3.75 per share due to the likelihood that the Company will not meet the specified performance targets for calendar 1999. If the conversion price is adjusted, the Company will be required to record approximately $8.1 million of additional preferred dividends to account for this beneficial conversion feature. Such non-cash charge represents the implied value of the beneficial conversion feature and would be recorded in the first quarter of fiscal 2000. Both series of preferred stock are entitled to a 12 percent cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of the Company. Shares may not be redeemed until five years after the original date of issuance, at which time they may be redeemed at the election of the holders or, under certain conditions, at the discretion of the Company. The redemption value of the Series A and Series B convertible preferred stock is $27.6 million and $4.9 million, respectively. The difference between the carrying amount and the redemption value of the convertible preferred stock is being accreted as additional preferred dividends over the period until redemption.

10.  RELATED PARTY TRANSACTIONS
-------------------------------

The Company leases its S.E. 8th Avenue plant facility from a shareholder of the Company for $3 per month. The lease is for a one-year term ending December 31, 1999, which has been renewed on a month-to-month basis terminable upon 60 days' notice.

11.  SHAREHOLDERS' EQUITY
-------------------------

PREFERRED STOCK
The Company has authorized 5,000 shares of preferred stock, of which 3,250 shares have been issued (see Note 9). Such stock may be issued by the Board of Directors in one or more series, with the preferences, limitations and rights of each series to be determined by the Board of Directors.

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

STOCK OPTIONS
PLAN OPTIONS
------------
The Company has a 1992 First Amended and Restated Combination Stock Option Plan (the "Plan"), which provides for the issuance of incentive stock options ("ISOs") to employees and officers of the Company and non-statutory stock options ("NSOs") to employees, officers, directors and consultants of the Company. Under the Plan, the exercise price of an ISO cannot be less than the fair market value on the date of grant and the exercise price of an NSO cannot be less than 85 percent of fair market value on the date of grant. Options granted under the Plan generally vest three to five years from the date of grant and generally expire ten years from the date of grant. Vesting may accelerate upon a change in control of the Company. At September 30, 1999, the Company had 1,961 shares of Common Stock reserved for issuance under the Plan.

Activity under the Plan is summarized as follows:

                                        SHARES AVAILABLE        SHARES SUBJECT TO          WEIGHTED AVERAGE
                                           FOR GRANT                 OPTIONS                EXERCISE PRICE
                                      ---------------------    ---------------------     ----------------------
BALANCES, DECEMBER 31, 1996                     761                     1,373                 $   8.87
Options granted                                (172)                      172                     7.17
Options canceled                                 60                       (60)                    9.12
Options exercised                                --                       (42)                    4.37
                                      ---------------------    ---------------------     ----------------------
BALANCES, DECEMBER 31, 1997                     649                     1,443                     8.78
Options granted                                (172)                      172                    11.50
Options canceled                                101                      (101)                    8.12
Options exercised                                --                       (75)                    7.27
                                      ---------------------    ---------------------     ----------------------
BALANCES, DECEMBER 31, 1998                     578                     1,439                     9.24
Options granted                                (516)                      516                     9.96
Options canceled                                 57                       (57)                    8.90
Options exercised                                --                       (56)                    7.18
                                      =====================    =====================     ======================
BALANCES, SEPTEMBER 30, 1999                    119                     1,842                  $  9.51
                                      =====================    =====================     ======================


NON-PLAN OPTIONS
----------------
On March 10, 1992, the Company granted a non-statutory stock option to its then Chief Executive Officer exercisable for 1,650 shares of the Company's Common Stock. Such option is exercisable for a period of ten years from the date of grant at an exercise price of $1.00 per share, the fair market value of the Company's Common Stock on the date of grant. During 1996, an option covering 625 of the shares was exercised. At September 30, 1999, an option to purchase 1,025 shares of Common Stock was outstanding and exercisable in full. At September 30, 1999, 1,025 shares of the Company's Common Stock were reserved for issuance under this option grant.

On April 14, 1996, the Company granted an option to its Chief Executive Officer exercisable for 300 shares of the Company's Common Stock. Such option is exercisable for a period of ten years from the date of grant at an exercise price of $8.69 per share, subject to vesting provisions over a four year period. At September 30, 1999, the entire option remained outstanding and the Company had 300 shares reserved for issuance under this option grant. 240 of the shares covered by this option were exercisable at September 30, 1999.

During 1999, the Company granted options to certain employees and two consultants covering a total of 80 shares of the Company's Common Stock at an average exercise price of $11.16, all of which were outstanding at September 30, 1999. The Company had 80 shares of its Common Stock reserved for issuance under these options. The fair value of options granted to non-employees was not material.

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

The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1999, 1998 and 1997 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:

                                 1999              1998               1997
                            ---------------    --------------     --------------
Risk-free interest rate             6.00%             5.50%              6.25%
Expected dividend yield                0%                0%                 0%
Expected lives                  6.5 years         6.5 years          6.5 years
Expected volatility                61.49%            60.77%             58.11%

Using the Black-Scholes methodology, the total value of options granted during 1999, 1998 and 1997 was $3,816, $1,058 and $760, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically three to four years). The weighted average per share fair value of options granted during 1999, 1998 and 1997 was $6.41, $4.92 and $4.45, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss available to common shareholders and net loss per share would approximate the pro forma disclosures below:

                                          1999                        1998                         1997
                                -------------------------    ------------------------    --------------------------
                                    As            Pro            As           Pro            As              Pro
                                 Reported        Forma        Reported       Forma        Reported          Forma
                                ----------     ----------    ----------    ----------    -----------     ----------
Net loss  available  to common
  shareholders                  $(22,146)       $(24,404)    $(10,042)      $(11,870)      $(1,393)        $(3,518)
Basic and diluted net loss
  per share                       $(2.51)         $(2.77)      $(1.16)        $(1.37)       $(0.16)         $(0.41)


The following table summarizes information about all stock options outstanding at September 30, 1999:

                             OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
-------------------------------------------------------------------------------    -----------------------------------
                                                Weighted
                                                 Average           Weighted           Number of           Weighted
 Range of Exercise           Number             Remaining           Average            Shares              Average
      Prices             Outstanding at        Contractual         Exercise        Exercisable at         Exercise
                             9/30/99          Life - Years           Price             9/30/99              Price
--------------------     ----------------    ----------------    --------------    ----------------     --------------
          $    1.00             1,025                2.3               $1.00              1,025               $1.00
               3.08                 1                4.3                3.08                  1                3.08
        6.12 - 6.78               206                7.2                6.54                109                6.64
        6.87 - 7.94               331                7.2                7.52                232                7.45
        8.69 - 8.97               695                6.9                8.78                434                8.75
         9.56-10.41               312                9.2               10.05                 34                9.89
      10.90 - 11.75               589                6.1               11.58                351               11.60
      12.31 - 13.56                88                7.5               12.79                 71               12.74
====================     ================    ================    ==============    ================     ==============
     $ 1.00 - 13.56             3,247                5.6              $ 6.79              2,257              $ 5.58
====================     ================    ================    ==============    ================     ==============


At December 31, 1998 and 1997, 2,010 and 1,783 options, respectively, were exercisable at weighted average exercise prices of $5.08 per share and $4.54 per share, respectively.

12.  401(K) PLAN
----------------

The Company has a 401(k) Salary Deferral Plan, which covers all employees who have reached the age of 18. The covered employees may elect to have an amount deducted from their wages for investment in a retirement plan. The Company matches 100 percent of employee contributions up to two percent of compensation. The Company's contribution to this plan was approximately $112 in 1999, $137 in 1998 and $106 in 1997.

13.  SUPPLEMENTAL CASH FLOW INFORMATION
---------------------------------------

Supplemental disclosure of cash flow information is as follows:


                                                                    1999               1998              1997
                                                                -------------      -------------    ---------------
Cash paid during the period for interest                          $  637              $ 552              $  --
Cash paid during the period for income taxes                          10                 11                 13
Issuance of Common Stock in exchange for interest  expense
   on Convertible Notes                                              525                525                 --
Preferred dividends                                                1,980                 --                 --


14.  SUBSEQUENT EVENTS
----------------------

In November 1999, the Company sold approximately 18 acres of land it owned in Portland, Oregon for net proceeds to the Company of approximately $1,500, resulting in a gain of $174, which will be reflected in other income in the first quarter of fiscal 2000.

In December 1999, the Company signed a letter of commitment for a new line of credit. The new line of credit is expected to have a $25 million limit with similar provisions to the existing line of credit. The Company expects the only financial covenant to be a limitation on cumulative net cash losses (as defined) of $5 million during the three-year term of the agreement.

                    Report of Independent Public Accountants
                         on Financial Statement Schedule

We have audited in accordance with generally accepted auditing standards, the financial statements included in Gardenburger, Inc.'s Form 10-K, and have issued our report thereon dated November 5, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule included on page F-18 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                     ARTHUR ANDERSEN LLP

Portland, Oregon,
   November 5, 1999

                                                                     SCHEDULE II


                               GARDENBURGER, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1997 AND 1998 AND NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (In thousands)



              Column A                     Column B                Column C                   Column D       Column E
------------------------------------   --------------   ---------------------------------   ------------   ------------
                                          Balance         Charged         Charged to                          Balance
                                         at Beginning    to Costs and    Other Accounts -   Deductions -      at End
 Description                              of Period        Expenses        Describe         Describe (a)     of Period
------------------------------------   --------------   -------------    ----------------   ------------   ------------
 Year Ended December 31, 1997:

 Reserves deducted from asset accounts:

 Allowance for uncollectible accounts        $ 177            $ 128               $ -           $ 30        $ 275

 Year Ended December 31, 1998:

 Reserves deducted from asset accounts:

 Allowance for uncollectible accounts        $ 275            $ 146               $ -          $ 273        $ 148

 Nine Months Ended September 30, 1999:

 Reserves deducted from asset accounts:

 Allowance for uncollectible accounts        $ 148            $ 190               $ -           $ 37        $ 301


(a) Charges to the account included in this column are for the purposes for which the reserve was created as well as a reduction in the reserve to levels estimated to be appropriate by the Company.