Form 10-Q
period 1999-12-31
GARDENBURGER INC
filed 2000-02-09
CIK 859735

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

                   -------------------------------------------
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from to

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
Yes      X                 No
    ----------                ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    COMMON STOCK WITHOUT PAR VALUE                        8,850,451
            (Class)                            (Outstanding at February 4, 2000)
================================================================================

                               GARDENBURGER, INC.
                                    FORM 10-Q
                                      INDEX



PART I - FINANCIAL INFORMATION                                         Page
------------------------------                                         ----

Item 1.   Financial Statements

          Balance Sheets - December 31, 1999 and
          September 30, 1999                                             2

          Statements of Operations - Quarters Ended
          December 31, 1999 and 1998                                     3

          Statements of Cash Flows - Quarters Ended
          December 31, 1999 and 1998                                     4

          Notes to Financial Statements                                  5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  7

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                   11

PART II - OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                              11

Signatures                                                              12

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

                               GARDENBURGER, INC.
                                 BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                      December 31,          September 30,
                                                                          1999                   1999
                                                                    -----------------     ------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                       $          2,505      $           7,033
    Accounts receivable, net of allowances of
       $321 and $301                                                           7,826                  6,133
    Inventories, net                                                           9,932                  7,268
    Prepaid expenses                                                           2,046                  2,207
    Deferred income taxes                                                      4,522                  4,775
                                                                    -----------------     ------------------
        Total Current Assets                                                  26,831                 27,416

Property, Plant and Equipment, net of accumulated
       depreciation of $4,428 and $3,960                                       8,459                 10,275
Deferred Income Taxes                                                         12,692                 12,691
Other Assets, net of accumulated amortization of
       $904 and $804                                                           2,238                  2,320
                                                                    -----------------     ------------------
        Total Assets                                                $         50,220      $          52,702
                                                                    =================     ==================


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Short-term note payable                                         $          3,500      $           5,000
    Accounts payable                                                           5,191                  6,669
    Payroll and related liabilities payable                                    1,481                    941
    Other current liabilities                                                  2,512                  3,065
                                                                    -----------------     ------------------
        Total Current Liabilities                                             12,684                 15,675

Other Long-Term Liabilities                                                      190                    199
Convertible Notes Payable                                                     15,000                 15,000

Convertible Redeemable Preferred Stock                                        33,239                 32,147

Shareholders' Equity (Deficit):
    Preferred Stock, no par value, 5,000,000 shares
      authorized                                                                   -                      -
    Common Stock, no par value, 25,000,000 shares
      authorized; shares issued and outstanding:
      8,850,451 and 8,841,451                                                 10,691                 10,619
    Additional paid-in capital                                                12,405                  4,277
    Retained deficit                                                         (33,989)               (25,215)
                                                                    -----------------     ------------------
       Total Shareholders' Equity (Deficit)                                  (10,893)               (10,319)
                                                                    -----------------     ------------------
       Total Liabilities and Shareholders' Equity (Deficit)         $         50,220      $          52,702
                                                                    =================     ==================

      The accompanying notes are an integral part of these balance sheets.

                               GARDENBURGER, INC.
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                   For the three months ended December 31,
                                                                  -----------------------------------------
                                                                         1999                  1998
                                                                  --------------------   ------------------
Net sales                                                         $            18,750    $          28,711
Cost of goods sold                                                              8,781               13,807
                                                                  --------------------   ------------------
Gross margin                                                                    9,969               14,904

Operating expenses:
    Sales and marketing                                                         6,885               12,291
    General and administrative                                                  2,013                1,579
                                                                  --------------------   ------------------
                                                                                8,898               13,870
                                                                  --------------------   ------------------
Operating income                                                                1,071                1,034

Other income (expense):
    Interest income                                                                55                   20
    Interest expense                                                             (404)                (539)
    Other, net                                                                    (18)                 (13)
                                                                  --------------------   ------------------
                                                                                 (367)                (532)
                                                                  --------------------   ------------------
Income before provision for income taxes                                          704                  502
Provision for income taxes                                                        260                  182
                                                                  --------------------   ------------------
Income before preferred dividends                                                 444                  320
Preferred dividends                                                             9,216                    -
                                                                  --------------------   ------------------
Net income (loss) available for common shareholders               $            (8,772)   $             320
                                                                  ====================   ==================

Net income (loss) per share - basic                               $             (0.99)   $            0.04
                                                                  ====================   ==================

Shares used in per share calculations - basic                                   8,849                8,717
                                                                  ====================   ==================

Net income (loss) per share - diluted                             $             (0.99)   $            0.03
                                                                  ====================   ==================

Shares used in per share calculations - diluted                                 8,849                9,608
                                                                  ====================   ==================







        The accompanying notes are an integral part of these statements.

                               GARDENBURGER, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                   Three Months Ended December 31,
                                                                              ------------------------------------------
                                                                                     1999                   1998
                                                                              -------------------    -------------------
Cash flows from operating activities:
   Income before preferred dividends                                          $              444     $              320
   Effect of exchange rate on operating accounts                                              (1)                    (9)
   Adjustments to reconcile income before preferred dividends to net cash flows provided by (used in) operating activities:
         Deferred income taxes                                                               252                    122
         Depreciation and amortization                                                       593                    562
         Other non-cash (income) expense                                                      (9)                   415
         (Gain) loss on sale of property and equipment                                        29                    (10)
         (Increase) decrease in:
            Accounts receivable, net                                                      (1,693)                (2,307)
            Inventories, net                                                              (2,664)                (4,084)
            Prepaid expenses                                                                 161                   (643)
            Income taxes receivable                                                            -                    400
         Increase (decrease) in:
            Accounts payable                                                              (1,478)                 4,655
            Payroll and related liabilities payable                                          540                    999
            Other current liabilities                                                       (553)                  (402)
                                                                              -------------------    -------------------
               Net cash provided by (used in) operating activities                        (4,379)                    18

Cash flows from investing activities:
   Payments for purchase of property and equipment                                          (197)                (5,744)
   Proceeds from sale of property and equipment                                            1,491                  5,351
   Other assets, net                                                                         (18)                   (20)
                                                                              -------------------    -------------------
               Net cash provided by (used in) investing activities                         1,276                   (413)

Cash flows from financing activities:
   Proceeds from (payments on) line of credit                                             (1,500)                  (400)
   Financing fees related to issuance of convertible notes payable                             -                    (88)
   Proceeds from exercise of common stock options                                             72                    143
   Income tax benefit of non-qualified stock option exercises
       and disqualifying dispositions                                                          3                     31
                                                                              -------------------    -------------------
               Net cash used in financing activities                                      (1,425)                  (314)
                                                                              -------------------    -------------------

Decrease in cash and cash equivalents                                                     (4,528)                  (709)

Cash and cash equivalents:
   Beginning of period                                                                     7,033                  3,029
                                                                              -------------------    -------------------
   End of period                                                              $            2,505     $            2,320
                                                                              ===================    ===================




        The accompanying notes are an integral part of these statements.

                               GARDENBURGER, INC.
                          NOTES TO FINANCIAL STATEMENTS
       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE INDICATED)
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION
------------------------------
The financial information included herein for the quarterly periods ended December 31, 1999 and 1998 and the financial information as of December 31, 1999 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of September 30, 1999 is derived from Gardenburger, Inc.'s (the Company's) 1999 Annual Report on Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  INVENTORIES
--------------------
Inventories are valued at standard cost, which approximates the lower of cost (using the first-in, first-out (FIFO) method) or market, and include materials, labor and manufacturing overhead.

                             DECEMBER 31,         SEPTEMBER 30,
                                1999                  1999
                           --------------         -------------
Raw materials                  $3,242                $2,672
Packaging and supplies            556                   538
Finished goods                  6,134                 4,058
                           --------------         -------------
                               $9,932                $7,268
                           ==============         =============

NOTE 3. SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH ACTIVITY
----------------------------------------------------------------
Supplemental disclosure of cash flow information and non-cash activity is as follows:

                                                   QUARTERLY PERIODS ENDED
                                                         DECEMBER 31,
                                                   -----------------------
                                                     1999           1998
                                                   --------       --------
Cash paid during the period for income taxes       $    5         $    1
Cash paid during the period for interest               83            222
Issuance of Common Stock in lieu of cash payment
  of interest expense on Convertible Notes              -            525
Non-cash preferred dividends                        9,216              -

NOTE 4.  EARNINGS PER SHARE
---------------------------
Basic earnings per share ("EPS") and diluted EPS are the same for the period ended December 31, 1999 since the Company was in a loss position. The difference between the number of shares used for the basic and diluted EPS calculations for the period ended December 31, 1998 relates to outstanding stock options.

Potentially dilutive securities that are not included in the diluted EPS calculation because they would be antidilutive are as follows:

                                                 DECEMBER 31,
                                  -----------------------------------------
                                        1999                      1998
                                  ----------------          ---------------
Stock options                          3,206                     2,768
Convertible notes                      1,305                     1,163
Convertible preferred stock            4,063                         -
                                  ----------------          ---------------
  Total                                8,574                     3,931
                                  ================          ===============

NOTE 5.  LINE OF CREDIT
-----------------------
In December 1999, the Company entered into a Loan and Security Agreement with Banc Of America Commercial Finance Corporation (the "Agreement"). The Agreement provides for a line of credit of up to $25.0 million (assuming 30 percent participation by another lender) and expires on December 23, 2002. The interest rate on the line is prime plus 0.125%, 8.625 at December 31, 1999. The Company had $3.5 million outstanding under this line at December 31, 1999. There is one financial covenant under the Agreement as follows: the Company must not have a cumulative cash loss in excess of $5.0 million from the origination date of the Agreement through the expiration date of the Agreement. At December 31, 1999, the Company was in compliance with this covenant.

NOTE 6.  CONVERTIBLE REDEEMABLE PREFERRED STOCK
-----------------------------------------------
The Company did not meet its performance targets for the twelve months ended December 31, 1999 as specified in the terms of the Series B Convertible Preferred Stock and therefore was required to reset the conversion price of the Series B shares to $3.75 per share from $10.00 per share, effectively increasing the number of shares of common stock into which the Series B shares are convertible from 487 to 1,300. As a result, the Company recorded a non-cash preferred dividend charge of $8.1 million. This charge was credited to additional paid-in capital.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS
Net sales decreased 34.7 percent to $18.8 million for the first quarter of fiscal 2000 from $28.7 million for the quarter ended December 31, 1998, herein referred to as the first quarter of fiscal 1999. The decrease is primarily related to strong December 1998 sales as customers, especially in the grocery channel, stocked up on product in anticipation of extensive January 1999 consumer promotions. In addition, the entire category declined slightly beginning in the summer of 1999 and continuing through the calendar fourth quarter of 1999. The Company continues to have the number one share position within all channels within which it does business. According to AC Nielsen data, for the week ending January 8, 2000, the Company's market share was 54.5 percent.

Gross margin decreased to $10.0 million, or 53.2 percent of net sales, for the first quarter of fiscal 2000 compared to $14.9 million, or 51.9 percent of net sales, for the first quarter of fiscal 1999. The increase in the gross margin percentage is primarily a result of the second production line at the Company's Clearfield plant being fully on-line as well as the Company's successful efforts to reduce finished goods inventories during the second and third calendar quarters of 1999, resulting in production efficiencies in the first quarter of fiscal 2000. The Company also gained margin percentage during the quarter due to favorable cheese prices. The Company does not expect cheese prices to remain as favorable in the future.

Sales and marketing expenses decreased to $6.9 million (36.7 percent of net sales) for the first quarter of fiscal 2000 from $12.3 million (42.8 percent of net sales) for the first quarter of fiscal 1999. The Company has reduced its sales and marketing expenditures as it moves to a more profit driven business model in fiscal 2000 from its more aggressive media advertising model in fiscal 1999. The Company has significantly reduced its discretionary marketing expenses and is focusing its marketing spending on areas that can more efficiently maintain its strong market position, especially within the grocery channel.

General and administrative expenses increased to $2.0 million (10.7 percent of net sales) for the first quarter of fiscal 2000 compared to $1.6 million (5.5 percent of net sales) for the first quarter of fiscal 1999, primarily as a result of increased depreciation expense related to the Company's new information system, profit sharing accruals in the first quarter of fiscal 2000 that did not occur in the first quarter of fiscal 1999, and certain one-time costs related to new strategic initiatives.

Operating income was $1.1 million for the first quarter of fiscal 2000 compared to $1.0 million for the first quarter of fiscal 1999, primarily as a result of a higher gross margin percentage and lower sales and marketing expenses, offset by lower sales, as discussed above.

Interest expense was $404,000 in the first quarter of fiscal 2000 compared to $539,000 in the first quarter of fiscal 1999 as a result of lower average balances outstanding on the Company's line of credit.

Income taxes are based on an estimated rate of 36.9 percent for the quarter ended December 31, 1999 compared to the 35.8 percent rate used for fiscal 1999.

Preferred dividends were $9.2 million in the first quarter of fiscal 2000 compared to zero in the first quarter of fiscal 1999. In April 1999, the Company issued $32.5 million of Series A and Series B convertible preferred stock that is entitled to a 12% cumulative annual dividend, resulting in a non-cash quarterly dividend charge of $975,000. In addition, the $2.3 million of related issuance costs are being accreted over five years, the life of the preferred stock, and total approximately $117,000 per quarter. Also, in the first quarter of fiscal 2000, due to an adjustment in the Series B conversion price to $3.75 per share from $10.00 per share, the Company recorded a non-cash charge of $8.1 million related to the implied value of the beneficial conversion feature.

Net loss available for common shareholders was $8.8 million for the first quarter of fiscal 2000 compared to net income available for common shareholders of $320,000 for the first quarter of fiscal 1999, as a result of the non-cash preferred dividends charge in the first quarter of fiscal 2000 as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 1999 working capital was $14.1 million, including $2.5 million of cash and cash equivalents. In the first quarter of fiscal 2000, working capital increased by $2.4 million compared to September 30, 1999 and the current ratio increased to 2.1:1 from 1.7:1.

Cash and cash equivalents decreased $4.5 million from September 30, 1999, primarily due to $4.4 million used in operations and $1.5 million used for payment on the Company's line of credit, offset by $1.5 million in proceeds from the sale of property.

Accounts receivable increased $1.7 million to $7.8 million at December 31, 1999 from $6.1 million at September 30, 1999. Days sales outstanding increased to 34 days at December 31, 1999 from 32 days at September 30, 1999.

Inventories increased $2.7 million to $9.9 million at December 31, 1999 from $7.3 million at September 30, 1999 in order to take advantage of favorable cheese prices in the first quarter of fiscal 2000 and to ensure adequate quantities going into calendar 2000. Inventory turned 4.1 times on an annualized basis for the first quarter of fiscal 2000 compared to 5.3 times on an annualized basis for the first quarter of fiscal 1999.

Accounts payable decreased $1.5 million to $5.2 million at December 31, 1999 from $6.7 million at September 30, 1999, primarily as a result of production being curtailed at the end of December 1999 and the timing of payments made.

Payroll and related liabilities increased $540,000 to $1.5 million from $0.9 million primarily as a result of accrued profit sharing in the first quarter of fiscal 2000 that did not occur in the first quarter of fiscal 1999.

Capital expenditures of $197,000 during the first quarter of fiscal 2000 primarily resulted from expenditures for the Company's information systems. Capital expenditures are estimated to total approximately $2.4 million for fiscal 2000, primarily for information systems infrastructure and production equipment.

Additional paid-in capital increased $8.1 million to $12.4 million from $4.2 million as a result of the $8.1 million related to the implied value of the beneficial conversion feature of the Series B convertible preferred stock.

The Company has outstanding $15 million of 7 percent Convertible Senior Subordinated Notes (the "Notes") held by Dresdner Kleinwort Benson Private Equity Partners L.P. ("Dresdner"). The Notes are convertible into shares of the Company's Common Stock at the option of the holder until maturity in 2003, at which time they will be due in full if not previously converted. The Company may also elect to redeem the Notes, if not previously converted, at any time after March 27, 2000. The conversion price of the Notes at December 31, 1999 was $11.49 per share, as adjusted to reflect the issuance of convertible preferred stock and the adjustment of the conversion price of the Company's Series B convertible preferred stock, as well as stock option grants. Under the terms of the Note Purchase Agreement, as amended, relating to the Notes, the Company must comply with the following financial covenant:

         The Company must not have a cumulative cash loss in excess of $5.0 million from December 23, 1999 through December 23, 2002.

At December 31, 1999, the Company was in compliance with this covenant.

In April 1999, the Company closed a stock purchase agreement selling $32.5 million of convertible preferred stock to several investors. Under the terms of the agreement, the Company sold an aggregate of 2,762,500 shares of Series A convertible preferred stock and 487,500 shares of Series B convertible preferred stock to members of the investor group, at a price of $10 per share for each series, or an aggregate consideration of $32.5 million, and received net proceeds of $30.2 million. At December 31, 1999, the Series A preferred shares were convertible at a price of $10 per share and the Series B preferred shares were convertible at $3.75 per share (subject to antidilution adjustments) at any time following issuance at the discretion of the holder. The Company did not meet certain performance targets for the twelve months ended December 31, 1999 specified in the terms of the Series B convertible preferred stock, triggering an adjustment in the Series B conversion price to $3.75 per share from $10.00 per share. As a result of the adjustment, the Company recorded an approximately $8.1 million non-cash charge for additional preferred dividends to account for the implied value of the beneficial conversion feature. Both series of preferred stock are entitled to a 12 percent cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of the Company. Shares may not be redeemed until five years after the original date of issuance, at which time they may be redeemed at the election of the holders or, under certain conditions, at the discretion of the Company. The redemption value of the Series A and Series B convertible preferred stock is $27.6 million and $4.9 million, respectively. The difference between the carrying amount and the redemption value of the convertible preferred stock is being accreted as additional preferred dividends over the period until redemption.

In December 1999, the Company entered into a Loan and Security Agreement with Banc Of America Commercial Finance Corporation (the "Agreement"). The Agreement provides for a line of credit of up to $25.0 million (assuming 30 percent participation by another lender) and expires on December 23, 2002. The interest rate on the line is prime plus 0.125%, 8.625 at December 31, 1999. The Company had $3.5 million outstanding under this line at December 31, 1999. There is one financial covenant under the Agreement as follows: the Company must not have a cumulative cash loss in excess of $5.0 million from the origination date of the Agreement through the expiration date of the Agreement. At December 31, 1999, the Company was in compliance with this covenant.

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

YEAR 2000
The Company has not experienced any significant year 2000 problems related to its systems, production equipment, suppliers or customer base. The Company incurred a total of approximately $20,000 to prepare for year 2000 issues. The Company also scheduled work and projects so that an interruption of either the information system or production would not cause a work stoppage. No interruptions or work stoppages occurred.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

The Company's only financial instrument with market risk exposure is its variable rate line of credit. At December 31, 1999, the Company had $3.5 million outstanding under this credit line at an annual interest rate of 8.625 percent. A hypothetical 10 percent change in interest rates would not have a material impact on the Company's cash flows.


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a) The exhibits filed as a part of this report are listed below and this list is intended to comprise the exhibit index:

         Exhibit No.
         ----------
         10.1     Loan and Security Agreement dated December 23, 1999 between
                  Banc of America Commercial Finance Corporation through its
                  Commercial Funding Division and the Company.
         10.2     First Amendment dated December 30, 1999 to Note Purchase
                  Agreement dated March 27, 1998 between Dresdner Kleinwort
                  Benson Private Equity Partners LP and the Company.
         27       Financial Data Schedule.

(b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     February 9, 2000       GARDENBURGER, INC.


                                 By: /s/LYLE G. HUBBARD
                                     -------------------------------------------
                                 Lyle G. Hubbard
                                 Director, President and Chief Executive Officer (Principal Executive Officer)



                                 By: /s/LORRAINE CRAWFORD
                                     -------------------------------------------
                                 Lorraine Crawford
                                 Corporate Controller and Acting Chief
                                 Financial Officer
                                 (Principal Accounting Officer)