Form 10-Q
period 2000-03-31
GARDENBURGER INC
filed 2000-05-12
CIK 859735

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


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the transition period from ______ to _______

                         Commission file number 0-20330

                            ------------------------

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

                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X                 No
    ----------               ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK WITHOUT PAR VALUE                            8,926,001
           (Class)                               (Outstanding at May 5, 2000)


================================================================================

                               GARDENBURGER, INC.
                                    FORM 10-Q
                                      INDEX



PART I - FINANCIAL INFORMATION                                          Page
------------------------------                                          ----

Item 1.  Financial Statements

         Balance Sheets - March 31, 2000 and September 30, 1999          2

         Statements of Operations - Three Month and Six Month
         Periods Ended March 31, 2000 and 1999
                                                                         3
         Statements of Cash Flows - Six Months Ended March 31, 2000
         and 1999                                                        4

         Notes to Financial Statements                                   5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      11


PART II - OTHER INFORMATION
---------------------------

Item 2.       Changes in Securities and Use of Proceeds                  12

Item 4.       Submission of Matters to a Vote of Security Holders        12

Item 5.       Other Information                                          12

Item 6.       Exhibits and Reports on Form 8-K                           13

Signatures                                                               14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                               GARDENBURGER, INC.
                                 BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                          March 31,             September 30,
                                                                             2000                    1999
                                                                      -------------------     -------------------
Assets
Current Assets:
    Cash and cash equivalents                                                 $    1,671              $    7,033
    Accounts receivable, net of allowances of
       $264 and $301                                                               4,568                   6,133
    Inventories, net                                                               9,851                   7,268
    Prepaid expenses                                                               1,814                   2,207
    Deferred income taxes                                                          5,476                   4,775
                                                                      -------------------     -------------------
        Total Current Assets                                                      23,380                  27,416

Property, Plant and Equipment, net of accumulated
       depreciation of $4,436 and $3,960                                           8,024                  10,275
Deferred Income Taxes                                                             12,691                  12,691
Other Assets, net of accumulated amortization of
       $1,005 and $804                                                             2,145                   2,320
                                                                      -------------------     -------------------
        Total Assets                                                          $   46,240              $   52,702
                                                                      ===================     ===================


Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
    Short-term note payable                                                   $    4,500              $    5,000
    Accounts payable                                                               1,587                   6,669
    Payroll and related liabilities payable                                        1,987                     941
    Other current liabilities                                                      1,921                   3,065
                                                                      -------------------     -------------------
        Total Current Liabilities                                                  9,995                  15,675

Other Long-Term Liabilities                                                          180                     199
Convertible Notes Payable                                                         15,000                  15,000

Convertible Redeemable Preferred Stock                                            34,329                  32,147

Shareholders' Equity (Deficit):
    Preferred Stock, no par value, 5,000,000 shares
      authorized                                                                       -                       -
    Common Stock, no par value, 25,000,000 shares
      authorized; shares issued and outstanding:
      8,926,001 and 8,841,451                                                     11,110                  10,619
    Additional paid-in capital                                                    12,405                   4,277
    Retained deficit                                                             (36,779)                (25,215)
                                                                      -------------------     -------------------
       Total Shareholders' Deficit                                               (13,264)                (10,319)
                                                                      -------------------     -------------------
       Total Liabilities and Shareholders' Equity (Deficit)                   $   46,240              $   52,702
                                                                      ===================     ===================



      The accompanying notes are an integral part of these balance sheets.

                               GARDENBURGER, INC.
                            STATEMENT OF OPERATIONS
               (In thousands, except share and per share amounts)


                                                       Three months ended March 31,          Six months ended March 31,
                                                     ---------------------------------    ---------------------------------
                                                         2000               1999               2000              1999
                                                     --------------    ---------------    ---------------    --------------
Net sales                                            $      14,361     $       13,563     $       33,111     $      42,274
Cost of goods sold                                           7,709              7,353             16,490            21,160
                                                     --------------    ---------------    ---------------    --------------
Gross margin                                                 6,652              6,210             16,621            21,114

Operating expenses:
    Sales and marketing                                      7,002             11,072             13,887            23,363
    General and administrative                               1,662              1,916              3,675             3,495
    Restructuring charge                                         -              1,100                  -             1,100
                                                     --------------    ---------------    ---------------    --------------
                                                     --------------    ---------------    ---------------    --------------
                                                             8,664             14,088             17,562            27,958
                                                     --------------    ---------------    ---------------    --------------
Operating loss                                              (2,012)            (7,878)              (941)           (6,844)

Other income (expense):
    Interest income                                             25                 15                 80                35
    Interest expense                                          (499)              (654)              (903)           (1,193)
    Other, net                                                (166)                10               (184)               (3)
                                                     --------------    ---------------    ---------------    --------------
                                                     --------------    ---------------    ---------------    --------------
                                                              (640)              (629)            (1,007)           (1,161)
                                                     --------------    ---------------    ---------------    --------------
Loss before benefit from income taxes                       (2,652)            (8,507)            (1,948)           (8,005)
Benefit from income taxes                                      954              3,051                694             2,869
                                                     --------------    ---------------    ---------------    --------------
Loss before preferred dividends                             (1,698)            (5,456)            (1,254)           (5,136)
Preferred dividends                                          1,093                  -             10,309                 -
                                                     --------------    ---------------    ---------------    --------------
                                                     --------------    ---------------    ---------------    --------------
Net loss available for common shareholders                  (2,791)            (5,456)           (11,563)           (5,136)
                                                     ==============    ===============    ===============    ==============

Net loss per share - basic and diluted               $       (0.32)    $        (0.62)    $        (1.31)    $       (0.59)
                                                     ==============    ===============    ===============    ==============

Shares used in per share calculations                    8,850,451          8,761,479          8,849,517         8,711,210
                                                     ==============    ===============    ===============    ==============



        The accompanying notes are an integral part of these statements.

                               GARDENBURGER, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                           Six Months Ended March 31,
                                                                                  ------------------------------------------
                                                                                          2000                   1999
                                                                                  -------------------    -------------------
Cash flows from operating activities:
   Loss before preferred dividends                                                   $    (1,254)           $    (5,136)
   Effect of exchange rate on operating accounts                                              (3)                   (11)
   Adjustments to reconcile loss before preferred dividends to net cash flows used in operating activities:
         Deferred income taxes                                                              (701)                (2,934)
         Depreciation and amortization                                                     1,128                  1,061
         Other non-cash (income) expense                                                     400                    285
         (Gain) loss on sale of property and equipment                                       204                    (10)
         (Increase) decrease in:
            Accounts receivable, net                                                       1,565                  6,271
            Inventories, net                                                              (2,583)                (8,875)
            Prepaid expenses                                                                 393                     18
            Income taxes receivable                                                            -                    400
         Increase (decrease) in:
            Accounts payable                                                              (5,082)                 4,844
            Payroll and related liabilities payable                                        1,046                  1,022
            Other current liabilities                                                     (1,144)                   (94)
                                                                              -------------------    -------------------
               Net cash used in operating activities                                      (6,031)                (3,159)

Cash flows from investing activities:
   Payments for purchase of property and equipment                                          (371)                (7,062)
   Proceeds from sale of property and equipment                                            1,491                  6,778
   Other assets, net                                                                         (26)                   (35)
                                                                              -------------------    -------------------
               Net cash provided by (used in) investing activities                         1,094                   (319)

Cash flows from financing activities:
   Proceeds from (payments on) line of credit                                               (500)                 1,705
   Financing fees related to issuance of convertible notes payable                             -                   (121)
   Proceeds from exercise of common stock options                                             72                    518
   Income tax benefit of non-qualified stock option exercises
       and disqualifying dispositions                                                          3                     31
                                                                              -------------------    -------------------
               Net cash provided by (used in) financing activities                          (425)                 2,133
                                                                              -------------------    -------------------

Decrease in cash and cash equivalents                                                     (5,362)                (1,345)

Cash and cash equivalents:
   Beginning of period                                                                     7,033                  3,029
                                                                              -------------------    -------------------
   End of period                                                                     $     1,671            $     1,684
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

                               GARDENBURGER, INC.
                          NOTES TO FINANCIAL STATEMENTS
       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION
-----------------------------
The financial information included herein for the three and six-month periods ended March 31, 2000 and 1999 and the financial information as of March 31, 2000 is unaudited. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of September 30, 1999 is derived from Gardenburger, Inc.'s (the Company's) 1999 Annual Report on Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2. INVENTORIES
-------------------
Inventories are valued at standard cost, which approximates the lower of cost (using the first-in, first-out (FIFO) method) or market, and include materials, labor and manufacturing overhead.

                                  MARCH 31,                SEPTEMBER 30,
                                    2000                       1999
                             ------------------         ----------------
Raw materials                      $2,549                    $2,672
Packaging and supplies                558                       538
Finished goods                      6,744                     4,058
                             ------------------         ----------------
                                   $9,851                    $7,268
                             ==================         ================

NOTE 3. SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------
Supplemental disclosure of cash flow information is as follows:

                                                  SIX MONTHS ENDED MARCH 31,
                                                  --------------------------
                                                     2000            1999
                                                  ----------      ----------
Cash paid during the period for income taxes       $     5         $    6
Cash paid during the period for interest               197            529
Stock issued in exchange for interest expense          419            525
Non-cash preferred dividends                        10,309              -

NOTE 4. EARNINGS PER SHARE
--------------------------
Basic earnings per share ("EPS") and diluted EPS are the same for all periods presented since the Company was in a loss position in all periods.

Potentially dilutive securities that are not included in the diluted EPS calculation because they would be antidilutive are as follows:

                                               MARCH 31,
                               -----------------------------------------
                                     2000                      1999
                               ----------------          ---------------
Stock options                       3,285                     3,192
Convertible notes                   1,313                     1,163
Convertible preferred stock         4,063                         -
                               ----------------          ---------------
  Total                             8,661                     4,355
                               ================          ===============

NOTE 5.  LINE OF CREDIT
-----------------------
In December 1999, the Company entered into a Loan and Security Agreement with Banc of America Commercial Finance Corporation (the "Agreement"). The Agreement provides for a line of credit of up to $25.0 million (assuming 30 percent participation by another lender) and expires on December 23, 2002. The interest rate on the line is prime plus 0.125%, 9.125% at March 31, 2000. The Company had $4.5 million outstanding under this line at March 31, 2000. There is one financial covenant under the Agreement as follows: the Company must not have a cumulative cash loss in excess of $5.0 million from the origination date of the Agreement through the expiration date of the Agreement. At March 31, 2000, the Company was in compliance with this covenant.

NOTE 6.  CONVERTIBLE REDEEMABLE PREFERRED STOCK
-----------------------------------------------
The Company did not meet its performance targets for the twelve months ended December 31, 1999 as specified in the terms of the Series B Convertible Preferred Stock and therefore was required to reset the conversion price of the Series B shares to $3.75 per share from $10.00 per share, effectively increasing the number of shares of common stock into which the Series B shares are convertible from 487 to 1,300. As a result, the Company recorded a non-cash preferred dividend charge of $8.1 million in the first quarter of fiscal 2000. This charge was credited to additional paid-in capital.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Results of Operations
---------------------
Net sales increased to $14.4 million in the three months ended March 31, 2000 (the "second quarter of fiscal 2000") from $13.6 million in the three months ended March 31, 1999 (the "second quarter of fiscal 1999") and decreased to $33.1 million for the six months ended March 31, 2000 compared to $42.3 million for the six months ended March 31, 1999. The increase for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999 is due to an increase in units sold, despite the recent decrease in the Company's couponing and other discretionary marketing spending. The decrease for the six months ended March 31, 2000 compared to the same period last year is primarily related to strong December 1998 sales as customers, especially in the grocery channel, stocked up on product in anticipation of extensive January 1999 consumer promotions. In addition, the entire category declined slightly beginning in the summer of 1999 and continuing through the calendar fourth quarter of 1999. The Company continues to hold the number one share position in all distribution channels within which it does business. According to AC Nielsen data, for the week ending April 8, 2000, the Company's market share was 41.0 percent in the grocery channel.

Gross margin was $6.7 million and $16.6 million, respectively (46.3 percent and 50.2 percent of net sales, respectively), for the three and six month periods ended March 31, 2000 compared to $6.2 million and $21.1 million, respectively (45.8 percent and 49.9 percent of net sales, respectively), for the comparable periods of fiscal 1999. The increase in the gross margin percentage is primarily a result of the second production line at the Company's Clearfield plant being fully on-line. Gross margins in the second quarter of fiscal 2000 were lower than the first quarter of fiscal 2000 due to one-time start up costs related to the Company's new Flame Grilled products, which began shipping to grocery customers in April 2000.

Sales and marketing expense decreased to $7.0 million and $13.9 million, respectively (48.8 percent and 41.9 percent of net sales, respectively), for the three and six month periods ended March 31, 2000, compared to $11.1 million and $23.4 million, respectively (81.6 percent and 55.3 percent of net sales, respectively), for the three and six month periods ended March 31, 1999. The Company has reduced its sales and marketing expenditures as it moves to a more profit driven business model in fiscal 2000 from its more aggressive media advertising model in fiscal 1999. The Company has significantly reduced its discretionary marketing expenses and is focusing its marketing spending on areas that it believes will more efficiently maintain its strong market position, especially within the grocery channel. As discussed above, the Company has been able to maintain its number one position within its distribution channels despite the decrease in marketing spending.

General and administrative ("g&a") expense totaled $1.7 million and $3.7 million, respectively (11.6 percent and 11.1 percent of net sales, respectively), for the three and six month periods ended March 31, 2000 compared to $1.9 million and $3.5 million, respectively (14.1 percent and 8.3 percent of net sales, respectively), for the three and six month periods ended March 31, 1999. The decrease in g&a for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999 is primarily the result of lower salaries and related costs as a result of an organizational downsizing which began in September of 1999. The increase in the fiscal year to date amount is primarily a result of increased depreciation expense related to the Company's new information system, certain one-time severance payments, and certain one-time costs related to new strategic initiatives, partially offset by the decreased costs related to having fewer employees.

The Company incurred a restructuring charge of $1.1 million in the first quarter of 1999 related to the closure of its Portland, Oregon production facility.

Loss from operations was $2.0 million and $0.9 million, respectively, for the three and six month periods ended March 31, 2000 compared to loss from operations of $7.9 million and $6.8 million, respectively, for the comparable periods of fiscal 1999. The decrease in operating loss was primarily a result of increased gross margin percentages and decreased operating expenses as a percentage of net sales as discussed above, offset in part by lower sales in the first quarter of fiscal 2000.

Interest expense was $499,000 and $903,000 respectively, for the three and six month periods ended March 31, 2000 compared to $654,000 and $1.2 million for the comparable periods of fiscal 1999 as a result of decreased levels of debt following the Company's issuance of $32.5 million of convertible preferred stock in April 1999.

Income taxes are based on an estimated rate of 35.6 percent for the six months ended March 31, 2000 compared to the 35.8 percent rate used for all of fiscal 1999.

Preferred dividends were $1.1 million and $10.3 million for the three and six month periods ended March 31, 2000 compared to $0 in the comparable periods of fiscal 1999. In April 1999, the Company issued $32.5 million of Series A and Series B convertible preferred stock that is entitled to a 12% cumulative cash annual dividend, resulting in a non-cash quarterly dividend charge of $975,000. In addition, the $2.3 million of related issuance costs are being accreted over five years, the life of the preferred stock, and total approximately $117,000 per quarter. Also, in the first quarter of fiscal 2000, due to an adjustment in the Series B conversion price to $3.75 per share from $10.00 per share, the Company recorded a non-cash charge of $8.1 million related to the implied value of the beneficial conversion feature.

Net loss available for common shareholders was $2.8 million and $11.6 million, respectively, for the three and six month periods ended March 31, 2000 compared to $5.5 million and $5.1 million, respectively, for the comparable periods of fiscal 1999. The $11.6 million loss available for common shareholders for the six months ended March 31, 2000 includes the additional $8.1 million non-cash preferred dividends charge in the first quarter of fiscal 2000 as discussed above.

Liquidity and Capital Resources
-------------------------------
At March 31, 2000, working capital was $13.4 million. In the first half of fiscal 2000, working capital increased by $1.6 million compared to September 30, 1999, and the current ratio increased to 2.3:1 from 1.7:1.

Cash and cash equivalents decreased $5.4 million from September 30, 1999, primarily due to $6.0 million used in operations, $0.4 million used for the purchase of property and equipment and $0.5 million used for payment on the Company's line of credit, offset by $1.5 million in proceeds from the sale of property.

Accounts receivable decreased $1.5 million to $4.6 million at March 31, 2000 from $6.1 million at September 30, 1999. Days sales outstanding decreased to 29 days at March 31, 2000 from 32 days at September 30, 1999.

Inventories increased $2.6 million to $9.9 million at March 31, 2000 from $7.3 million at September 30, 1999 in order to build finished goods of existing products in anticipation of the start up of the new Flame Grilled product production at the end of March 2000. Inventory turned 3 times on an annualized basis in the second quarter of fiscal 2000 compared to 2 times on an annualized basis in the second quarter of fiscal 1999.

The Company recorded a benefit from income taxes of $15.0 million related to $41.2 million of net operating loss carryforwards ("NOLs") through September 30, 1999 and has recorded an additional tax benefit of $694,000 as a result of a $1.9 million loss before income taxes for the six months ended March 31, 2000. No valuation allowance has been recorded against the deferred tax asset for the Company's net operating losses. Management has determined, based primarily on a strategic shift in the fourth quarter of fiscal 1999 to a more profit driven business model, that taxable income of the Company will more likely than not be sufficient to utilize fully the NOLs prior to their ultimate expiration date. The Company's basis for such assertion is its expectation that the high level of discretionary expenses incurred in recent years will decline substantially as the Company moves to a more profit driven business model. In addition, the Company believes its recent workforce downsizing and production facility consolidation will have a significant positive impact on future results of operations.

Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carryforward period. Management anticipates that increases in taxable income, as a result of the changes in operating strategy outlined above, will be sufficient to utilize fully the NOLs prior to their ultimate expiration dates in the years 2018 through 2019.

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

Accounts payable decreased $5.1 million to $1.6 million at March 31, 2000 from $6.7 million at September 30, 1999, primarily as a result of production being curtailed in March 2000 to install certain equipment and the timing of payments made.

Payroll and related liabilities increased $1.1 million to $2.0 million from $0.9 million primarily as a result of accrued retention compensation agreements in the first and second quarters of fiscal 2000 that did not occur in the first two quarters of fiscal 1999.

Capital expenditures of $416,000 during the first half of fiscal 2000 primarily resulted from expenditures for the Company's information systems. Capital expenditures are estimated to total approximately $1.0 million for fiscal 2000, primarily for information systems infrastructure and production equipment.

Additional paid-in capital increased $8.1 million to $12.4 million at March 31, 2000 from $4.3 million at September 30, 1999 as a result of the $8.1 million related to the implied value of the beneficial conversion feature of the Series B convertible preferred stock.

The Company has outstanding $15.0 million of 7 percent Convertible Senior Subordinated Notes (the "Notes") held by Dresdner Kleinwort Benson Private Equity Partners L.P. ("Dresdner"). The Notes are convertible into shares of the Company's Common Stock at the option of the holder until maturity in 2003, at which time they will be due in full if not previously converted. The Company may also elect to redeem the Notes, if not previously converted, at any time after March 27, 2000. The conversion price of the Notes at March 31, 2000 was $11.42 per share, as adjusted to reflect the issuance of convertible preferred stock and the adjustment of the conversion price of the Company's Series B convertible preferred stock, as well as other stock issuances and stock option grants.

Under the terms of the Note Purchase Agreement, as amended, relating to the Notes, the Company must comply with one financial covenant as follows: the Company must not have a cumulative cash loss in excess of $5.0 million from December 23, 1999 through December 23, 2002. At March 31, 2000, the Company was in compliance with this covenant.

In April 1999, the Company closed a stock purchase agreement selling $32.5 million of convertible preferred stock to several investors. Under the terms of the agreement, the Company sold an aggregate of 2,762,500 shares of Series A convertible preferred stock and 487,500 shares of Series B convertible preferred stock to members of the investor group, at a price of $10 per share for each series, or an aggregate consideration of $32.5 million, and received net proceeds of $30.2 million. At March 31, 2000, the Series A preferred shares were convertible at a price of $10 per share and the Series B preferred shares were convertible at $3.75 per share (subject to antidilution adjustments) at any time following issuance at the discretion of the holder. The Company did not meet certain performance targets for the twelve months ended December 31, 1999 specified in the terms of the Series B convertible preferred stock, triggering an adjustment in the Series B conversion price to $3.75 per share from $10.00 per share. As a result of the adjustment, the Company recorded an approximately $8.1 million non-cash charge for additional preferred dividends to account for the implied value of the beneficial conversion feature. Both series of preferred stock are entitled to a 12 percent cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of the Company. Shares may not be redeemed until five years after the original date of issuance, at which time they may be redeemed at the election of the holders or, under certain conditions, at the discretion of the Company. The redemption value, exclusive of accrued but unpaid dividends, of the Series A and Series B convertible preferred stock is $27.6 million and $4.9 million, respectively. The difference between the carrying amount and the redemption value of the convertible preferred stock is being accreted as additional preferred dividends over the period until redemption.

In December 1999, the Company entered into a Loan and Security Agreement with Banc of America Commercial Finance Corporation (the "Agreement"). The Agreement provides for a line of credit of up to $25.0 million (assuming 30 percent participation by another lender) and expires on December 23, 2002. The interest rate on the line is prime plus 0.125%, 9.125% at March 31, 2000. The Company had $4.5 million outstanding under this line at March 31, 2000. There is one financial covenant under the Agreement as follows: the Company must not have a cumulative cash loss in excess of $5.0 million from the origination date of the Agreement through the expiration date of the Agreement. At March 31, 2000, the Company was in compliance with this covenant.

The Company leases various food processing, production and other equipment in use at its Clearfield, Utah production facility pursuant to two lease agreements between the Company and BA Leasing & Capital Corporation ("BA Capital"), an affiliate of Bank of America. Each lease agreement contains a cross-default provision stating that any default under any other borrowing or credit agreement that includes a failure to make payment when due or gives the holder a right of acceleration constitutes an event of default under each lease agreement. If any event of default by the Company occurred under the lease agreements with BA Capital, the Company's manufacturing capacity would be significantly curtailed or even eliminated if BA Capital were to exercise its right to sell the equipment. In addition, neither lease agreement contains express provisions giving the Company a right to purchase the equipment at the end of the lease terms, which range from five to seven years, depending upon the equipment.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

The Company's only financial instrument with market risk exposure is its variable rate line of credit. At March 31, 2000, the Company had $4.5 million outstanding under this credit line at an annual interest rate of 9.125 percent. A hypothetical 10 percent change in interest rates would not have a material impact on the Company's cash flows.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
-------  -----------------------------------------

The Company issued 75,550 shares of its Common Stock to Dresdner in satisfaction of $419,303 of the $525,000 interest payment due on the Notes on March 31, 2000. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of these shares.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

The annual meeting of the shareholders of the Company was held on February 14, 2000, at which time the following action was taken:

1. The eight nominees for election by the holders of Common Stock and Preferred Stock and the two director nominees for election by the holders of the Series A Preferred Stock as directors of the Company were elected. The voting results follow:

     Director Name                  Shares Voted For       Shares Withheld
     -------------                  ----------------       ---------------
     Lyle G. Hubbard                   9,812,007               163,931
     Alexander P. Coleman              9,833,277               142,661
     Ronald C. Kesselman               9,831,557               144,381
     Richard L. Mazer                  9,833,877               142,061
     Mary O. McWilliams                9,827,602               148,336
     Michael L. Ray                    9,828,417               147,521
     E. Kay Stepp                      9,805,280               170,658
     Paul F. Wenner                    9,815,245               160,693

     Kyle A. Anderson                  1,474,750                  -
     Jason M. Fish                     1,474,750                  -

ITEM 5.  OTHER INFORMATION
-------  -----------------

Mary Dillon, the Company's Senior Vice President of Retail Sales and Marketing, has announced her resignation effective June 2, 2000. Her position will be eliminated as part of the Company's continuing efforts to streamline the organization and to reflect the Company's reduced emphasis on media advertising. Ms. Dillon has accepted a position with Quaker Oats Company in Chicago, Illinois as its Vice President of New Brand Management and Offering Development in its U.S. Beverages Division, which includes the marketing of Gatorade, a $1.6 billion dollar brand. Her resignation meets the dual objectives of her desire to return to the Chicago area and the Company's emphasis on a reduced overhead structure.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a) THE EXHIBITS FILED AS A PART OF THIS REPORT ARE LISTED BELOW AND THIS LIST IS INTENDED TO COMPRISE THE EXHIBIT INDEX:

         Exhibit No.
         ----------
10.1 Loan and Security Agreement dated December 23, 1999 between Banc of America Commercial Finance Corporation through its Commercial Funding Division and the Company.(1)
10.2 First Amendment dated December 30, 1999 to Note Purchase Agreement dated March 27, 1998 between Dresdner Kleinwort Benson Private Equity Partners LP and the Company.(1)
27       Financial Data Schedule.

(1) Previously filed with the Company's Form 10-Q for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on February 9, 2000 and is incorporated herein by reference.


(b)  REPORTS ON FORM 8-K:

     There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 12, 2000                     GARDENBURGER, INC.


                                       By: /s/ Lyle G. Hubbard
                                           -------------------------------------
                                       Lyle G. Hubbard
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


                                       By: /s/ Lorraine Crawford
                                           -------------------------------------
                                       Lorraine Crawford
                                       Corporate Controller and Acting Chief
                                       Financial Officer
                                       (Principal Accounting Officer)