Form 10-Q
period 2000-06-30
GARDENBURGER INC
filed 2000-08-11
CIK 859735

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     ---------------------------------------

                                    FORM 10-Q

                     ---------------------------------------


(Mark One)
 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR
 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
            For the transition period from _________ to_________

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
Yes      X                 No
    ----------                ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK WITHOUT PAR VALUE                               8,927,101
           (Class)                               (Outstanding at August 7, 2000)


================================================================================

                               GARDENBURGER, INC.
                                    FORM 10-Q
                                      INDEX



PART I -  FINANCIAL INFORMATION                                       Page
-------------------------------                                       ----

Item 1.   Financial Statements

          Balance Sheets - June 30, 2000 and September 30, 1999         2

          Statements of Operations - Three Month and Nine Month
          Periods Ended June 30, 2000 and 1999
                                                                        3

          Statements of Cash Flows - Nine Months Ended June 30,
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

                               GARDENBURGER, INC.
                                 BALANCE SHEETS
                      (In thousands, except share amounts)



                                                                           June 30,             September 30,
                                                                             2000                    1999
                                                                      -------------------     -------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                         $            2,038      $            7,033
    Accounts receivable, net of allowances of
       $264 and $301                                                               6,245                   6,133
    Inventories, net                                                               7,684                   7,268
    Prepaid expenses                                                               2,273                   2,207
    Deferred income taxes                                                          5,245                   4,775
                                                                      -------------------     -------------------
        Total Current Assets                                                      23,485                  27,416

Property, Plant and Equipment, net of accumulated
       depreciation of $4,880 and $3,960                                           7,685                  10,275
Deferred Income Taxes                                                             12,691                  12,691
Other Assets, net of accumulated amortization of
       $1,106 and $804                                                             2,057                   2,320
                                                                      -------------------     -------------------
        Total Assets                                                  $           45,918      $           52,702
                                                                      ===================     ===================


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Short-term note payable                                           $            3,500      $            5,000
    Accounts payable                                                               2,058                   6,669
    Payroll and related liabilities payable                                        1,960                     941
    Other current liabilities                                                      1,771                   3,065
                                                                      -------------------     -------------------
        Total Current Liabilities                                                  9,289                  15,675

Other Long-Term Liabilities                                                          172                     199
Convertible Notes Payable                                                         15,000                  15,000

Convertible Redeemable Preferred Stock                                            35,421                  32,147

Shareholders' Equity (Deficit):
    Preferred Stock, no par value, 5,000,000 shares
      authorized                                                                       -                       -
    Common Stock, no par value, 25,000,000 shares
      authorized; shares issued and outstanding:
      8,927,101 and 8,841,451                                                     11,114                  10,619
    Additional paid-in capital                                                    12,404                   4,277
    Retained deficit                                                             (37,482)                (25,215)
                                                                      -------------------     -------------------
       Total Shareholders' Deficit                                               (13,964)                (10,319)
                                                                      -------------------     -------------------
       Total Liabilities and Shareholders' Equity (Deficit)           $           45,918      $           52,702
                                                                      ===================     ===================



      The accompanying notes are an integral part of these balance sheets.

                               GARDENBURGER, INC.
                            STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)


                                                        Three months ended June 30,          Nine months ended June 30,
                                                     ---------------------------------    ---------------------------------
                                                         2000               1999               2000              1999
                                                     --------------    ---------------    ---------------    --------------
Net sales                                            $      21,333     $       22,228     $       54,444     $      64,502
Cost of goods sold                                          10,956             13,052             27,446            34,211
                                                     --------------    ---------------    ---------------    --------------
Gross margin                                                10,377              9,176             26,998            30,291

Operating expenses:
    Sales and marketing                                      7,888             22,032             21,775            45,395
    General and administrative                               1,420              1,669              5,095             5,165
    Restructuring charge                                         -              1,584                  -             2,684
                                                     --------------    ---------------    ---------------    --------------
                                                             9,308             25,285             26,870            53,244
                                                     --------------    ---------------    ---------------    --------------
Operating income (loss)                                      1,069            (16,109)               128           (22,953)

Other income (expense):
    Interest income                                             20                127                100               162
    Interest expense                                          (476)              (495)            (1,379)           (1,688)
    Other, net                                                   8                  2               (176)               (1)
                                                     --------------    ---------------    ---------------    --------------
                                                              (448)              (366)            (1,455)           (1,527)
                                                     --------------    ---------------    ---------------    --------------
Income (loss) before benefit from income taxes                 621            (16,475)            (1,327)          (24,480)
(Provision for) benefit from income taxes                     (233)             5,936                461             8,805
                                                     --------------    ---------------    ---------------    --------------
Net income (loss) before preferred dividends                   388            (10,539)              (866)          (15,675)
Preferred dividends                                          1,092                889             11,401               889
                                                     --------------    ---------------    ---------------    --------------
Net loss available for common shareholders                    (704)           (11,428)           (12,267)          (16,564)
                                                     ==============    ===============    ===============    ==============

Net loss per share - basic and diluted               $       (0.08)    $        (1.29)    $        (1.38)    $       (1.89)
                                                     ==============    ===============    ===============    ==============

Shares used in per share calculations                    8,926,279          8,834,143          8,875,195         8,772,749
                                                     ==============    ===============    ===============    ==============



        The accompanying notes are an integral part of these statements.

                               GARDENBURGER, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                      Nine Months Ended June 30,
                                                                              ------------------------------------------
                                                                                     2000                   1999
                                                                              -------------------    -------------------
Cash flows from operating activities:
   Net loss before preferred dividends                                        $             (866)    $          (15,675)
   Effect of exchange rate on operating accounts                                              (1)                   (14)
   Adjustments to reconcile net loss before preferred dividends to net cash flows used in operating activities:
         Deferred income taxes                                                              (470)                (8,768)
         Depreciation and amortization                                                     1,670                  1,531
         Other non-cash expense                                                              419                  2,305
         Loss on sale of property and equipment                                              199                      1
         (Increase) decrease in:
            Accounts receivable, net                                                        (112)                 1,347
            Inventories, net                                                                (416)                (4,784)
            Prepaid expenses                                                                 (66)                 1,083
            Income taxes receivable                                                            -                    400
         Increase (decrease) in:
            Accounts payable                                                              (4,611)                 2,836
            Payroll and related liabilities payable                                        1,019                   (352)
            Other current liabilities                                                     (1,294)                   864
                                                                              -------------------    -------------------
               Net cash used in operating activities                                      (4,529)               (19,226)

Cash flows from investing activities:
   Payments for purchase of property and equipment                                          (545)                (6,587)
   Proceeds from sale of property and equipment                                            1,541                  5,351
   Other assets, net                                                                         (39)                   (73)
                                                                              -------------------    -------------------
               Net cash provided by (used in) investing activities                           957                 (1,309)

Cash flows from financing activities:
   Payments on line of credit, net                                                        (1,500)                (8,295)
   Financing fees related to issuance of convertible notes payable                             -                    (55)
   Issuance of preferred stock, net of issuance costs                                          -                 30,169
   Proceeds from exercise of common stock options                                             76                    520
   Income tax benefit of non-qualified stock option exercises
       and disqualifying dispositions                                                          1                     33
                                                                              -------------------    -------------------
               Net cash provided by (used in) financing activities                        (1,423)                22,372
                                                                              -------------------    -------------------

Increase (decrease) in cash and cash equivalents                                          (4,995)                 1,837

Cash and cash equivalents:
   Beginning of period                                                                     7,033                  3,029
                                                                              -------------------    -------------------
   End of period                                                              $            2,038     $            4,866
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

                               GARDENBURGER, INC.
                          NOTES TO FINANCIAL STATEMENTS
       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION
-----------------------------
The financial information included herein for the three and nine-month periods ended June 30, 2000 and 1999 and the financial information as of June 30, 2000 is unaudited. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of September 30, 1999 is derived from Gardenburger, Inc.'s (the Company's) 1999 Annual Report on Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2. INVENTORIES
-------------------
Inventories are valued at standard cost, which approximates the lower of cost (using the first-in, first-out (FIFO) method) or market, and include materials, labor and manufacturing overhead.

                               JUNE 30, 2000            SEPTEMBER 30, 1999
                             -------------------       --------------------
Raw materials                       $2,221                    $2,672
Packaging and supplies                 448                       538
Finished goods                       5,015                     4,058
                             -------------------       --------------------
                                    $7,684                    $7,268
                             ===================       ====================

NOTE 3. SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------
Supplemental disclosure of cash flow information is as follows:

                                                    NINE MONTHS ENDED JUNE 30,
                                                 -------------------------------
                                                    2000                 1999
                                                 -----------          ----------
Cash paid during the period for income taxes      $     6              $     9
Cash paid during the period for interest              320                  737
Stock issued in exchange for interest expense         419                1,050
Non-cash preferred dividends                       11,401                  889

NOTE 4. EARNINGS PER SHARE
--------------------------
Basic earnings per share ("EPS") and diluted EPS are the same for all periods presented since the Company was in a loss position in all periods.

Potentially dilutive securities that are not included in the diluted EPS calculation because they would be antidilutive are as follows:

                                                  JUNE 30,
                                 -----------------------------------------
                                       2000                      1999
                                 ----------------          ---------------
Stock options                         3,010                     3,223
Convertible notes                     1,313                     1,237
Convertible preferred stock           4,062                     3,250
                                 ----------------          ---------------
  Total                               8,385                     7,710
                                 ================          ===============

NOTE 5.  LINE OF CREDIT
-----------------------
In December 1999, the Company entered into a Loan and Security Agreement with Banc of America Commercial Finance Corporation (the "Agreement"). The Agreement provides for a line of credit of up to $25.0 million (assuming 30 percent participation by another lender) and expires on December 23, 2002. The interest rate on the line is prime plus 0.125%, 9.625% at June 30, 2000. The Company had $3.5 million outstanding under this line at June 30, 2000. There is one financial covenant under the Agreement as follows: the Company must not have a cumulative cash loss in excess of $5.0 million from the origination date of the Agreement through the expiration date of the Agreement. At June 30, 2000, the Company was in compliance with this covenant.

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

NOTE 7.  SUBSEQUENT EVENT
-------------------------
In August 2000, Lyle Hubbard, the Company's President, Chief Executive Officer and Director, resigned effective August 4, 2000. In accordance with Mr. Hubbard's employment and retention agreements, he was paid approximately $1.2 million upon his resignation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Results of Operations
---------------------
Net sales decreased to $21.3 million in the three months ended June 30, 2000 (the "third quarter of fiscal 2000") from $22.2 million in the three months ended June 30, 1999 (the "third quarter of fiscal 1999") and decreased to $54.4 million for the nine months ended June 30, 2000 compared to $64.5 million for the nine months ended June 30, 1999. The decreases for the quarter and year to date periods ended June 30, 2000 compared to the quarter and year to date periods ended June 30, 1999 are due to decreased advertising and couponing and a decrease in sales within the veggie burger category. The decrease for the nine months ended June 30, 2000 compared to the same period last year is also related to strong December 1998 sales as customers, especially in the grocery channel, stocked up on product in anticipation of extensive January 1999 consumer promotions. The Company continues to hold the number one share position in all distribution channels within which it does business. According to AC Nielsen data, for the week ending July 8, 2000, the Company's market share was 39.1 percent in the grocery channel, despite aggressive spending by Kellogg's for Worthington's Morningstar brand and Philip Morris' Kraft spending for Boca Burger.

Gross margin was $10.4 million and $27.0 million, respectively (48.6 percent and 49.6 percent of net sales, respectively), for the three and nine month periods ended June 30, 2000, compared to $9.2 million and $30.3 million, respectively (41.3 percent and 47.0 percent of net sales, respectively), for the comparable periods of fiscal 1999. The increases in the gross margin percentages are primarily a result of the second production line at the Company's Clearfield plant being fully on-line as well as favorable purchase prices for dairy products during fiscal 2000. Gross margins in the second and third quarters of fiscal 2000 were lower than the first quarter of fiscal 2000 due to one-time start up costs related to the Company's new Flame Grilled products, which began shipping to grocery customers in April 2000.

Sales and marketing expense decreased to $7.9 million and $21.8 million, respectively (37.0 percent and 40.0 percent of net sales, respectively), for the three and nine month periods ended June 30, 2000, compared to $22.0 million and $45.4 million, respectively (99.1 percent and 70.4 percent of net sales, respectively), for the three and nine month periods ended June 30, 1999. The Company has reduced its sales and marketing expenditures as it moves to a profit driven business model in fiscal 2000 from its more aggressive media advertising model in fiscal 1999. The Company has significantly reduced its discretionary marketing expenses and is focusing its marketing spending on areas that it believes will more efficiently maintain its strong market position, especially within the grocery channel. As discussed above, the Company has maintained its number one position within its distribution channels despite the decrease in marketing spending.

General and administrative expense ("g&a") totaled $1.4 million and $5.1 million, respectively (6.7 percent and 9.4 percent of net sales, respectively), for the three and nine month periods ended June 30, 2000, compared to $1.7 million and $5.2 million, respectively (7.5 percent and 8.0 percent of net sales, respectively), for the three and nine month periods ended June 30, 1999. The decrease in g&a for the quarter and year to date periods ended June 30, 2000 compared to the quarter and year to date periods ended June 30, 1999 is primarily the result of lower salaries and related costs as a result of an organizational downsizing which began in September of 1999, offset in part by increased depreciation expense related to the Company's new information system, certain one-time severance payments, and certain one-time costs related to new strategic initiatives.

The Company incurred a restructuring charge of $2.7 million in the first six months of calendar 1999 related to the closure of its Portland, Oregon production facility, a fair market value adjustment for one of the Company's Portland, Oregon area properties and the write-off of an older information system.

Income from operations was $1.1 million and $128,000, respectively, for the three and nine month periods ended June 30, 2000 compared to loss from operations of $16.1 million and $23.0 million, respectively, for the comparable periods of fiscal 1999. The improvement in operating results was primarily due to increased gross margin percentages and decreased operating expenses as a percentage of net sales as discussed above, offset in part by lower sales in fiscal 2000.

Income taxes are based on an estimated rate of 34.7 percent for the nine months ended June 30, 2000 compared to the 35.8 percent rate used for all of fiscal 1999.

Preferred dividends were $1.1 million and $11.4 million for the three and nine month periods ended June 30, 2000 compared to $889,000 in the comparable periods of fiscal 1999. In April 1999, the Company issued $32.5 million of Series A and Series B convertible preferred stock that is entitled to a 12% cumulative annual dividend, resulting in a non-cash quarterly dividend charge of $975,000. In addition, the $2.3 million of related issuance costs are being accreted over five years, the life of the preferred stock, and total approximately $117,000 per quarter. Also, in the first quarter of fiscal 2000, due to an adjustment in the Series B conversion price to $3.75 per share from $10.00 per share, the Company recorded a non-cash charge of $8.1 million related to the implied value of the beneficial conversion feature.

Net loss available for common shareholders was $0.7 million and $12.3 million, respectively, for the three and nine month periods ended June 30, 2000 compared to $11.4 million and $16.6 million, respectively, for the comparable periods of fiscal 1999. The $12.3 million loss available for common shareholders for the nine months ended June 30, 2000 includes the additional $8.1 million non-cash preferred dividends charge in the first quarter of fiscal 2000 discussed above.

Liquidity and Capital Resources
-------------------------------
At June 30, 2000, working capital was $14.2 million. In the first nine months of fiscal 2000, working capital increased by $2.5 million compared to September 30, 1999, and the current ratio increased to 2.5:1 from 1.7:1.

Cash and cash equivalents decreased $5.0 million from September 30, 1999, primarily due to $4.5 million used in operations, $0.5 million used for the purchase of property and equipment and $1.5 million used for payment on the Company's line of credit, offset by $1.5 million in proceeds from the sale of property.

Accounts receivable remained relatively flat at $6.2 million at June 30, 2000 compared to $6.1 million at September 30, 1999. Days sales outstanding decreased to 27 days at June 30, 2000 from 32 days at September 30, 1999.

Inventories increased $0.4 million to $7.7 million at June 30, 2000 from $7.3 million at September 30, 1999 in order to build finished goods for the summer selling season. Inventory turned 5.0 times on an annualized basis in the third quarter of fiscal 2000 compared to 3.4 times on an annualized basis in the third quarter of fiscal 1999.

The Company recorded a benefit from income taxes of $15.0 million related to $41.2 million of net operating loss carryforwards ("NOLs") through September 30, 1999 and has recorded an additional tax benefit of $461,000 as a result of a $1.3 million loss before income taxes for the nine months ended June 30, 2000. No valuation allowance has been recorded against the deferred tax asset for the Company's net operating losses. Management has determined, based primarily on a strategic shift in the fourth quarter of fiscal 1999 to a more profit driven business model, that taxable income of the Company will more likely than not be sufficient to utilize fully the NOLs prior to their ultimate expiration date. The Company's basis for such assertion is its expectation that the high level of discretionary expenses incurred in recent years will decline substantially as the Company moves to a more profit driven business model. In addition, the Company believes its recent workforce downsizing and production facility consolidation will have a significant positive impact on future results of operations.

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

Accounts payable decreased $4.6 million to $2.1 million at June 30, 2000 from $6.7 million at September 30, 1999, primarily as a result of decreased spending on advertising and related costs in fiscal 2000.

Payroll and related liabilities increased $1.1 million to $2.0 million at June 30, 2000 from $0.9 million at September 30, 1999, primarily as a result of accrued retention compensation agreements in the first and second quarters of fiscal 2000 that did not occur in the first two quarters of fiscal 1999.

Other current liabilities decreased $1.3 million to $1.8 million at June 30, 2000 from $3.1 million at September 30, 1999, primarily as a result of the timing of payment and amount of accruals related to new product introductions.

Capital expenditures of $545,000 during the first nine months of fiscal 2000 primarily resulted from expenditures for the Company's information systems. Capital expenditures are estimated to total approximately $1.0 million for fiscal 2000, primarily for information systems infrastructure and production equipment.

Additional paid-in capital increased $8.1 million to $12.4 million at June 30, 2000 from $4.3 million at September 30, 1999 as a result of the $8.1 million related to the implied value of the beneficial conversion feature of the Series B convertible preferred stock.

The Company has outstanding $15.0 million of 7 percent Convertible Senior Subordinated Notes (the "Notes") held by Dresdner Kleinwort Benson Private Equity Partners L.P. ("Dresdner"). The Notes are convertible into shares of the Company's Common Stock at the option of the holder until maturity in 2003, at which time they will be due in full if not previously converted. The Company may also elect to redeem the Notes, if not previously converted, at any time after March 27, 2000. The conversion price of the Notes at June 30, 2000 was $11.42 per share.

Under the terms of the Note Purchase Agreement, as amended, relating to the Notes, the Company must comply with one financial covenant as follows: the Company must not have a cumulative cash loss in excess of $5.0 million from December 23, 1999 through December 23, 2002. At June 30, 2000, the Company was in compliance with this covenant.

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

In December 1999, the Company entered into a Loan and Security Agreement with Banc of America Commercial Finance Corporation (the "Agreement"). The Agreement provides for a line of credit of up to $25.0 million (assuming 30 percent participation by another lender) and expires on December 23, 2002. The interest rate on the line is prime plus 0.125%, 9.625% at June 30, 2000. The Company had $3.5 million outstanding under this line at June 30, 2000. There is one financial covenant under the Agreement as follows: the Company must not have a cumulative cash loss in excess of $5.0 million from the origination date of the Agreement through the expiration date of the Agreement. At June 30, 2000, the Company was in compliance with this covenant.

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

In May 2000, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"). EITF 00-14 is intended to provide consensus guidance for the accounting for sales subject to rebates and revenue sharing arrangements as well as coupons and discounts. The issue addresses the income statement classification of rebates and other discounts as well as the accounting for those rebates and discounts. As a result of additional discussion by the EITF in July 2000, the implementation date of ETIF 00-14 has been delayed until the fourth quarter of the first fiscal year beginning after December 15, 1999. Upon application of the consensus, comparative financial statements for prior periods should be reclassified to comply with the classification guidelines of EITF 00-14. While it is expected that EITF 00-14 will have an impact on the Company's financial statements, the extent of the impact is not known at this time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

The Company's only financial instrument with market risk exposure is its variable rate line of credit. At June 30, 2000, the Company had $3.5 million outstanding under this credit line at an annual interest rate of 9.625 percent. A hypothetical 10 percent change in interest rates would not have a material impact on the Company's cash flows.


                           PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION
-------  -----------------

On August 7, 2000, the Company announced the resignation of Lyle G. Hubbard as President and Chief Executive Officer and a member of the Company's Board of Directors, effective August 4, 2000. Pursuant to a separation agreement entered into between the Company and Mr. Hubbard, the Company has agreed to pay to Mr. Hubbard approximately $1.2 million, representing amounts that would have been payable to Mr. Hubbard under his employment agreement dated April 14, 1996, as amended, and his retention incentive agreement dated November 10, 1999, upon termination of employment without cause, and a severance payment and health insurance coverage in exchange for a release of claims against the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a) THE EXHIBITS FILED AS A PART OF THIS REPORT ARE LISTED BELOW AND THIS LIST IS INTENDED TO COMPRISE THE EXHIBIT INDEX:

         Exhibit No.
         ----------
            10.1     Loan and Security Agreement dated December 23, 1999 between
                     Banc of America Commercial Finance Corporation through its
                     Commercial Funding Division and the Company. (1)
            10.2     First Amendment dated December 30, 1999 to Note Purchase
                     Agreement dated March 27, 1998 between Dresdner Kleinwort
                     Benson Private Equity Partners LP and the Company. (1)
            27       Financial Data Schedule.

            (1) Previously filed with the Company's Form 10-Q for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on February 9, 2000 and is incorporated herein by reference.

(b)  REPORTS ON FORM 8-K:
     There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

     On August 8, 2000, the Company filed a report on Form 8-K to report the resignation of Lyle G. Hubbard as President, Chief Executive Officer and Director effective August 4, 2000. James W. Linford, previously Senior Vice President of Supply Chain and Operations of the Company, has assumed the role of interim President and CEO.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 10, 2000          GARDENBURGER, INC.


                               By: /s/ JAMES W. LINFORD
                                   ---------------------------------------------
                                   James W. Linford
                                   Interim President and Chief Executive Officer (Principal Executive Officer)


                               By: /s/LORRAINE CRAWFORD
                                   ---------------------------------------------
                                   Lorraine Crawford
                                   Corporate Controller and Acting Chief
                                   Financial Officer
                                   (Principal Accounting Officer)