Form 10-K
period 2000-09-30
GARDENBURGER INC
filed 2000-12-26
CIK 859735

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended: September 30, 2000
                                       OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)
                                 ---------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $7,444,870 as of November 30, 1999 based upon the last closing price as reported by the Nasdaq National Market System ($1.00).

The number of shares outstanding of the Registrant's Common Stock as of November 30, 2000 was 9,002,101 shares.

                                ---------------
                      DOCUMENTS INCORPORATED BY REFERENCE
The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement for its 2001 Annual Meeting of Shareholders.
================================================================================

                               GARDENBURGER, INC.
                          2000 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                     PART I

Item 1.     Business                                                        2

Item 2.     Properties                                                     11

Item 3.     Legal Proceedings                                              11

Item 4.     Submission of Matters to a Vote of Security Holders            11

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters
                                                                           12

Item 6.     Selected Financial Data                                        13

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            14

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk     20

Item 8.     Financial Statements and Supplementary Data                    21

Item 9.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure                                       21

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant             22

Item 11.    Executive Compensation                                         22

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management                                                     22

Item 13.    Certain Relationships and Related Transactions                 22

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K                                                       23

Signatures                                                                 24

                                     PART I

ITEM 1.  BUSINESS
-------  --------

GENERAL
Gardenburger, Inc. (the "Company" or "Gardenburger") was organized in 1985 as an Oregon corporation under the name Wholesome & Hearty Foods, Inc. and completed its initial public offering in 1992. The Company changed its name to Gardenburger, Inc., in October 1997. The Company's Common Stock trades on the National Market Tier of the Nasdaq Stock Market under the symbol "GBUR."

COMPANY OVERVIEW
Gardenburger is a leading producer and marketer of branded veggie burgers. The Company's Gardenburger(R) product line, featuring the Original Gardenburger(R) grain-based veggie burger, is a leading national brand in the retail grocery, food service, club store and natural foods channels of distribution. During 1999, the Company elected to change its fiscal year to a September 30 fiscal year-end. Results for 1999 are therefore reflected in a nine-month "stub" year. The Company operates in one business segment. See Note 1 to the Company's financial statements included in this report.

As a result of product development and its consumer and trade marketing, the Company has emerged as a leader in the veggie burger segment of the meat alternative category. The past year has seen a decline in consumer consumption of veggie burgers as a wider range of meat alternative products have become available. In response to this shift in consumer tastes, the Company is expanding its product line in early fiscal 2001 to include a chicken fillet alternative, a sausage alternative, and a crumbles or ground meat alternative.

The Company's objective is to be a leading provider of meatless meal alternatives in the four primary distribution channels in which it distributes its products--retail grocery stores; food service, including restaurants, universities and other commercial outlets; club stores; and natural foods outlets. The Company currently distributes its products through more than 27,000 retail outlets, 35,000 food service outlets, 500 club store locations and 3,500 natural foods stores.

Within the retail grocery channel, the Company's largest channel of distribution, the Company has approximately 182,000 retail grocery placements of its products, representing an all commodity volume ("ACV")1 penetration of 91%, and an average of 6.6 product variations available in each retail outlet. Each product line is commonly referred to as a stock keeping unit ("SKU").

BUSINESS STRATEGY
Historically, Gardenburger's objective has been to capitalize on growth opportunities for veggie burgers by increasing household penetration, consumer usage and product distribution throughout all channels of distribution. The recent year has seen increased competition in the veggie burger segment of the meat alternative category and has seen consumer interest shift to other meat alternative products rapidly becoming available on the market. Accordingly, Gardenburger's business strategy has shifted and consists of the following key elements:

FOCUS ON ACHIEVING PROFITABILITY. During fiscal 2000, Gardenburger's management shifted from a strategy of rapid growth to one focused on achieving near-term

----------------------------
1 All commodity volume compares the total sales volume of the stores carrying the Company's products to the total sales volume throughout the retail grocery channel.

profitability. To achieve this goal, Gardenburger spent substantially less on product advertising, focused on cost improvements in the production area, and initiated cost reduction measures at the Portland support center. This business model resulted in lower sales revenue and improved operating results. The Company plans to continue the drive towards profitability in fiscal 2001 and will manage all distribution channels with a goal of channel profitability for the year. There is no assurance that Gardenburger will be able to successfully execute this strategy and maintain its market share in the veggie burger segment, particularly given the current highly competitive retail market.

INTRODUCE NEW PRODUCTS BEYOND VEGGIE BURGERS. In fiscal 2001, Gardenburger plans to move beyond the veggie burger segment of the meat alternative category. With a greater variety of meat alternative products available, consumer tastes have become varied and selective. Consumer sales in the veggie burger segment decreased approximately 11 percent in fiscal 2000; however, sales in the non-burger meat alternative segment increased approximately 27 percent. To take advantage of this trend, the Company launched a chicken alternative product in October 2000 in the retail and natural food channels and intends to launch a crumbles ground meat alternative and a sausage alternative product in the food service channel in early 2001. Gardenburger believes that new product introductions in other segments of the meat alternative category will support its efforts to manage a leadership position in all channels and reinforce the Gardenburger brand.

TASTE IMPROVEMENT. Gardenburger is committed to great tasting products and constantly strives for product improvements. In fiscal 2000, Gardenburger introduced its revolutionary Flame Grilled Hamburger Style veggie burger. This product has a backyard grill taste and has raised the standard for taste for veggie soy burgers. The Company currently has a patent pending for the flame grilled concept and technology.

PENETRATE MULTIPLE DISTRIBUTION CHANNELS. The Company is already a leader in the retail grocery, food service, club store and natural foods distribution channels. The Company's goal is to manage a strong brand position in these channels with profitability in all channels. The Company recognizes that the increased competition in the grocery channel may result in a loss of market share. The Company is aggressively pursuing profitable growth in the food service channel where it has a strong presence and wide distribution. In addition, Gardenburger believes that other distribution channels, such as convenience stores, present growth opportunities and the Company plans to actively pursue these markets.

PRODUCTS
Gardenburger is committed to offering healthy, great tasting and convenient meatless food choices to consumers. The Company's principal products are currently veggie burgers, veggie-grain based and soy based, which are currently offered in seven flavors. Gardenburger also offers specialized products in certain channels, including Gardenburger Sub(R), GardenSausage(R) and GardenVegan(R). In October 2000, the Company introduced the Chik'n Grill(TM) product, which imitates the taste and texture of chicken, in the grocery and natural foods channels. The Company intends to introduce a sausage alternative product and a crumbles ground meat alternative product in early 2001 in its food service channel.

Gardenburger's recipes for its products are proprietary, although they contain commonly known ingredients. Veggie-grain based burgers contain fresh mushrooms, brown rice, onions, rolled oats, low-fat cheeses, bulgur wheat, natural seasonings and spices and contain no artificial additives. Soy based burgers are seasoned to taste like ground beef. All of the Company's veggie burgers are considerably lower in fat and calories than hamburgers of comparable weight.

The Company's retail grocery products are as follows:

                                      2.5 OZ. VEGGIE-GRAIN BASED PRODUCTS

                                                               CHARACTERIZING
PRODUCT                                   DESCRIPTION            INGREDIENTS               LOW/NO FAT     CALORIES
------------------------------------ -------------------- ------------------------ ------------------- --------------
The Original Gardenburger(R)         Veggie-grain based   Mushrooms, brown rice,         Low fat             130
                                     burger               onions, rolled oats and
                                                          low-fat cheese

Gardenburger Santa Fe(R)             Spicy, Mexican       Red and black beans,           Low fat             130
                                     flavor burger        Anaheim chilies, red and
                                                          yellow bell peppers,
                                                          cilantro

Gardenburger Veggie Medley(R)        Vegetable emphasis   Soy cheese, broccoli,           No fat              90
                                     burger               carrots, red and yellow
                                                          bell peppers

Gardenburger Savory Mushroom(TM)     Gourmet burger       Portabella mushrooms,          Low fat             110
                                                          wild rice

Gardenburger Fire Roasted            Gourmet burger       Roasted garlic,                Low fat             120
Vegetable (TM)                                            sun-dried tomatoes

                                        2.5 OZ. MEAT SUBSTITUTE PRODUCTS

                                                               CHARACTERIZING
PRODUCT                                  DESCRIPTION            INGREDIENTS                LOW/NO FAT     CALORIES
------------------------------------ -------------------- ------------------------ ------------------- --------------

Gardenburger Hamburger Style(R)      Hamburger analog     Soy, wheat gluten              No fat              90
Classic                              burger

Gardenburger Flame Grilled(TM)       Flame grilled        Soy                         4 grams of fat        120
Hamburger Style                      analog burger

Chik'N Grill(TM)                     Flame grilled        Soy, wheat gluten             Low fat             100
                                     analog chicken


All of the Company's products are frozen. The Company believes that its colorful retail packaging, which features recipes and prominent Gardenburger script logo on all sides of the package, contributes to brand recognition and easy consumer identification of Gardenburger products, and is superior to that of its competitors.

Gardenburger veggie burgers sold in retail grocery stores weigh 2.5 ounces and come in boxes containing four patties. Gardenburger veggie burgers sold in the food service channel are available in both 3.4-ounce and 5-ounce sizes. Gardenburger veggie burgers are distributed to club stores in packages of 12, 15 or 18 burgers of 3.4 ounces each.

DISTRIBUTION
The Company primarily distributes its products into four channels: retail grocery, food service, club stores and natural foods stores.

RETAIL GROCERY. Gardenburger veggie burgers can now be found in more than 27,000 grocery stores with over 182,000 placements at September 30, 2000. The Company's

ACV penetration in the U.S. retail grocery channel is approximately 91% as of September 30, 2000, with an average of 6.6 SKUs. The Company's products are currently carried in most major U.S. retail grocery chains.

FOOD SERVICE. The Company distributes its products to more than 35,000 food service outlets throughout the U.S. and Canada, including restaurant chains such as Applebee's, Fuddruckers, Marie Callenders, Red Robin, Subway and T.G.I. Friday's. In many of these restaurants, the Gardenburger brand name appears on the menu. Additional points of food service distribution include academic institutions, hotels and other outlets, including amusement parks and sports stadiums. In the United States, there are approximately 800,000 outlets in the food service channel. The Company relies primarily on distributors such as Sysco for distribution to this channel.

CLUB STORES. The Company's products are distributed to club stores with over 500 locations, including Costco and Sam's Club. Currently, these stores carry the Gardenburger Original(R) and/or the Gardenburger Flame Grilled(TM) Hamburger Style veggie burger in the 3.4 ounce food service size.

NATURAL FOODS. The Company's products are distributed to more than 3,500 natural food stores, including Whole Foods and Wild Oats. The Company utilizes food brokers that specialize in natural foods stores.

The Company's ability to expand distribution in each of the described channels will depend in part on consumer preferences, and to a certain extent on continuation of the current trends of health awareness, emphasis on a reduced fat diet and reduced consumption of red meat, as well as safety concerns associated with red and white meat. There is always a risk that further development of low fat red or white meat products or technological advances that limit food-borne disease risks may lead to a change in consumer preferences and reduce demand for meat replacement products. Demand for the Company's products may be adversely affected by such changes, which may occur rapidly and without warning. Because of the Company's current primary dependence on a single product line, any change in consumer preferences or increase in competition in the veggie burger market segment would adversely affect the Company's business to a greater degree than if it had multiple significant product lines.

The Company sells its products in North America primarily through approximately 60 independent, commissioned food brokers and 500 active distributors. The retail food brokers have close working relationships with the leading grocery chains, club stores and natural food stores and arrange for sales of Gardenburger products, which the Company then ships directly to the retailers' warehouses. Products sold into the food service channel are purchased from the Company by distributors who arrange for shipment by temperature-controlled truck to their frozen storage warehouses in principal cities throughout the United States and Canada for distribution to food service outlets. The Company has no long-term contracts with its food brokers and distributors and occasionally changes brokers or distributors in an effort to increase coverage in a geographic region. The Company could experience a substantial temporary or permanent decline in net sales if one or more of the Company's major food brokers or distributors were to discontinue handling the Company's products, go out of business, or decide to emphasize distributing products of the Company's competitors.

The following table lists selected retailers, distributors and food service outlets that offer the Company's products for sale to consumers:

RETAIL                                       FOOD SERVICE (CONTINUED)
------                                       ------------------------
GROCERY                                      RESTAURANTS
A&P                                          Applebee's
AWG                                          Arctic Circle
Albertsons                                   A&W
Burris Foods Wholesale                       Burgerville
C&S Wholesale                                Carrows
Cub Stores                                   Coco's
Demoulas                                     Dairy Queen
Dillon's Stores                              Damon's
Dominick's                                   Flamers
Fleming Wholesale                            Foster Freeze
Fred Meyer                                   Fuddruckers
Giant Eagle                                  IHOP
Giant Food                                   Lyons
Hannaford                                    Marie Callenders
Jewel                                        Red Robin
King/Cullen                                  Sizzler
King Supers                                  Subway
Kroger                                       T.G.I. Friday's
Marsh                                        Village Inn
Meijers
Nash Finch Wholesale                         HOTELS
Publix Super Markets                         Holiday Inn
QFC                                          Marriott
Rainbow Foods                                Sheraton
Raley's
Ralph's                                      UNIVERSITIES
Randall's                                    Colorado University
Safeway                                      DePaul
Shaw's                                       Harvard
Smith's                                      Indiana University
Shoprite                                     Johns Hopkins University
Stop and Shop                                MIT
Supervalu Wholesale                          Princeton
Thriftway                                    Purdue
Tops                                         Stanford
Von's                                        University of California, Berkeley
Wakefern                                     UCLA
Wal-Mart                                     University of Chicago
Wegmans                                      USC
White Rose Wholesale
Winn-Dixie                                   SPORTS/ENTERTAINMENT
                                             Dodger Stadium
NATURAL FOODS                                Yankee Stadium
Wild Oats                                    Rose Garden
Whole Foods                                  Six Flags
                                             Universal Studios
CLUB STORES
Costco                                       CONTRACT MANAGEMENT COMPANIES
Sam's Club                                   ARAMARK
                                             Bon Apetit
FOOD SERVICE                                 Compass
------------
                                             Gukenheimer
DISTRIBUTORS                                 Sodexho/Marriott
Alliant/FSA/DOT
Sysco
U.S. Food Service (formerly Rykoff-Sexton)

The Company's sales by region are as follows:

                                           % OF NET SALES
REGION                         FY 2000          FY 1999           FY 1998
------                         -------          -------           -------
Northeast                         26%               27%              32%
Southwest                          6%                9%               9%
Midwest                           17%               14%              14%
Northwest                         34%               34%              28%
Southeast                         13%               13%              14%
Canada                             4%                3%               3%
                                 ----              ----             ----
                                 100%              100%             100%

To date, the Company has focused its sales efforts primarily in North America, and international sales have not been material. The Company believes, however, that opportunities exist for international distribution of Gardenburger products.

SALES AND MARKETING

SALES. Gardenburger's sales objective is to manage a strong market position with its veggie burgers in the retail grocery, food service, club store and natural foods store channels and to expand beyond veggie burgers in the meat alternative category. The Company's use of regional food brokers as its representatives allows it to maintain contact with the nation's major retail grocery chains and food service outlets without a large internal sales force. Brokers are paid sales commissions on all products sold.

Gardenburger's Vice President of Grocery and Club Sales and Vice President and General Manager of Food Service Sales and Marketing coordinate the Company's sales efforts. Gardenburger's regional sales force, located strategically in the Company's primary geographic sales regions and in proximity to its brokers, is divided into a food service division and a retail grocery division. The regional sales managers, who joined the Company from major food products companies such as Campbell's, Nestle, Quaker Oats and Sara Lee, have substantial sales and industry experience. These regional sales managers coordinate the efforts of the food brokers and distributors.

MARKETING. In 1998 and 1999, Gardenburger's primary marketing objective was to build awareness of the veggie burger in general and the Gardenburger brand in particular in order to increase the market for veggie burgers and to make the Gardenburger brand the premier name in the veggie burger segment. To achieve this goal, the Company spent heavily for media advertising and consumer couponing. The Company was successful in these goals; however, it determined that it needed to move to a profit driven business model in fiscal 2000. As a result, sales and marketing expenses were reduced to approximately $28 million in fiscal 2000 from $48 million in fiscal 1999 and $59 million in fiscal 1998. Media advertising was curtailed for fiscal 2000 and the Company focused spending on trade customers as a way to more directly influence consumers. Gardenburger's marketing efforts are timed to take advantage of seasonal increases in demand attributable to the summer grilling season and the tendency of Americans to renew their commitment to a healthy life style each January. The acquisition of Gardenburger's two major competitors by large food companies in fiscal 2000 resulted in significant competition in the veggie burger market, particularly in the grocery distribution channel. It is unknown if these competitors will continue their aggressive marketing tactics and, if so, what effect this will have on Gardenburger's sales.

RESEARCH AND DEVELOPMENT
Gardenburger's research and development activities are focused on the development of new meat alternative products outside the veggie burger sub category of the meat alternative market, as well as improvement and increased efficiency in the manufacturing process. In addition to its permanent R&D staff, the Company involves other employees as well as outside consultants on an as-needed basis for specific projects. Gardenburger's R&D staff developed the Gardenburger Flame Grilled Hamburger Style(R) product introduced in 2000 and the new Chik'n Grill product introduced in October 2000. The Company is also working on expanding its line of soy-based meat analogs as soy continues to garner positive national attention. In promoting the soy-based products, Gardenburger is relying on the October 1999 announcement by the U.S. Food and Drug Administration ("FDA") that certain amounts of soy consumed as part of a healthy diet may reduce the risk of heart disease. The Company conducts its research and development activities at its facilities in Clearfield, Utah.

In fiscal 2000, 1999 and 1998, the Company spent approximately $319,000, $553,000 and $1,121,000, respectively, on research and development activities.

MANUFACTURING
The Company's 120,000 square-foot Clearfield facility handles multiple manufacturing lines for the Company's products. The first line commenced operations in early 1998. A second line began producing in June 1999. The Company believes the Clearfield facility will be able to support the Company's growth plans. Clearfield, Utah is a more central location than Portland, Oregon, with better distribution routes.

The production process involves cleaning, chopping and mixing the ingredients, then forming, baking and quick-freezing the veggie burgers and finally packaging them. Gardenburger's manufacturing process at its Clearfield facility is highly automated, mixing and baking products in assembly-line fashion with minimal human interaction. The Clearfield facility also utilizes newly-developed, proprietary ovens that quickly cook the products. Products are shipped fully cooked, frozen and packaged via temperature controlled truck to distributors throughout North America.

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

In fiscal 2001, the Company intends to actively pursue co-packing, partnerships, or other business arrangements to more fully utilize its manufacturing capabilities. These arrangements could improve the Company's manufacturing operations and gross margin percentages.

COMPETITION
The market for veggie burgers and other meat alternative products is highly competitive. The Company's products compete primarily on the basis of taste, quality of natural ingredients, ease of preparation, availability, price, consumer awareness and brand preference.

Gardenburger believes that its products compare favorably to those offered by its competitors. The Company prices its products competitively to its primary competitors. The calorie and fat content of Gardenburger(R) products is generally equivalent to that of competitors' products.

The Company believes that its principal competitors are The Kellogg Company, which distributes its products under the "Morningstar Farms" label to the food service and retail grocery channels; and Phillip Morris/Kraft Food Products, which distributes soy-based meat analog burgers primarily in the retail grocery, club and natural food channels under the "Boca Burger" label. These companies have substantially greater financial resources and marketing experience than the Company. In addition, other major national food products companies could decide to produce veggie burgers at any time in the future.

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

SIGNIFICANT CUSTOMERS
No customer represented more than 10 percent of net revenue in fiscal 2000.

SOURCES OF SUPPLY
Gardenburger uses natural ingredients such as mushrooms, oats, rice, onions and soy protein. These are common agricultural items typically available in most parts of the United States. In addition, Gardenburger uses packaging and other materials that are common in the food industry. As a result, the Company believes, but cannot assure, that its sources of supply are reasonably reliable and that the Company is at no greater risk regarding supply issues than other similar food processors and producers.

EMPLOYEES
As of November 30, 2000, the Company had approximately 177 full-time equivalent employees, including 38 employees at its headquarters in Portland and 126 at its Clearfield facility. None of the Company's employees is subject to a collective bargaining agreement, and the Company considers its relations with its employees to be good.

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

The Company generally does not hold any patents covering its recipes or production methods and, therefore, can protect them only as trade secrets. Some or all of these trade secrets could be obtained by others or could enter the public domain, which could place the Company at a competitive disadvantage. In 2000, the Company applied for patent status for its Flame Grilled process and currently has a "Patent Pending" status.

MANAGEMENT INFORMATION SYSTEMS
The Company has utilized a number of computer systems in its business. In March 1999, the Company upgraded its systems with a single Baan enterprise resource planning system. This upgrade is expected to meet the Company's information systems needs for the next several years. In addition to integrating manufacturing, sales and accounting functions, the new Baan system increased the availability of real-time information for management analysis and use in operations. The Baan system has enhanced the Company's production planning (planning of raw material purchases) and demand forecasting (matching supply to distribution centers with order volume) capabilities. The Baan system also includes pallet tagging, bar coding and scanning applications that facilitate tracking of raw materials and finished goods through the Company's manufacturing operation. The Baan system will enable the Company to expand its use of EDI if desired by customers and suppliers, which the Company believes will expedite order entry, payment and cash collection processes.

Gardenburger's Clearfield, Utah manufacturing facility is highly automated, using a number of computerized process level controllers.

GOVERNMENT REGULATION
The manufacturing, packaging, storage, distribution and labeling of food products are subject to extensive federal and state laws and regulations. The FDA has issued regulations governing the ingredients that may be used in food products, the content of labels on food products and the labeling claims that may be made for foods. Foods may only include additives, colors and ingredients that are either approved by the FDA or generally recognized as safe. Gardenburger products must be manufactured in compliance with the FDA's current Good Manufacturing Practice regulations applicable to food.

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

ITEM 2.  PROPERTIES
-------  ----------

The Company leases approximately 19,000 square feet of administrative office space at 1411 SW Morrison, Suite 400 in Portland, Oregon, pursuant to a second two-year extension to its original lease that terminates on December 31, 2002. Current monthly rent is approximately $24,100.

The Company leased additional space for research and development and production at 1416 S.E. Eighth Avenue in Portland, Oregon through March 31, 2000. The facility was leased pursuant to a one-year lease agreement from Frank S. Card, a shareholder of the Company, at a rental rate of $2,700 per month. The lease was terminated when the research and development activities were relocated to the Company's production facility in Clearfield, Utah.

The Company leases 120,000 square feet of production space at Freeport Center, Building A-16, in Clearfield, Utah, pursuant to a five-year lease that terminates on December 31, 2002. The Company has the option to renew the lease for two successive five-year terms. The Company began utilizing such space for production in the first quarter of 1998. The monthly rent on this facility is currently $28,000, and will increase to $30,500 beginning January 1, 2001.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

No matters were submitted to a vote of security holders during the quarter ended September 30, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  ---------------------------------------------------------------------

The Company's Common Stock trades on the National Market tier of The Nasdaq Stock Market under the symbol GBUR. The high and low sales prices for the two years in the period ended September 30, 2000 were as follows:

   Fiscal 1999                                         High               Low
   -------------------------------------------      ----------         --------
   Quarter 1                                        $   13.75          $  8.63
   Quarter 2                                            12.50             9.50
   Quarter 3                                            10.25             7.50
   Quarter 4                                             9.00             5.00

   Fiscal 2000                                         High               Low
   -------------------------------------------      ----------         --------
   Quarter 1                                       $     9.25          $  5.50
   Quarter 2                                             7.13             4.44
   Quarter 3                                             6.00             3.44
   Quarter 4                                             5.75             2.19

The number of shareholders of record and approximate number of beneficial owners of the Company's Common Stock at November 30, 2000 were 610 and approximately 10,500, respectively.

There were no cash dividends declared or paid in 2000 or 1999 on the Company's Common Stock. The Company does not anticipate declaring cash dividends on its Common Stock in the foreseeable future. The Company may not, without the consent of Dresdner Kleinwort Benson Private Equity Partners, LP ("Dresdner"), declare or pay any cash dividends or make any distributions with respect to its capital stock or other equity securities to the extent that at least $5,000,000 in principal amount remains outstanding under the Company's convertible senior subordinated notes and Dresdner owns a majority of the then outstanding principal amount.

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

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

                                             YEAR              NINE MONTHS              YEAR ENDED DECEMBER 31,
                                                                                  -------------------------------------
IN THOUSANDS,                                ENDED                ENDED
EXCEPT PER SHARE AMOUNTS                 SEPTEMBER 30,        SEPTEMBER 30,
                                             2000                 1999              1998          1997         1996
------------------------------------    ----------------     ----------------     ---------     ---------    ----------
STATEMENT OF OPERATIONS DATA(1)
Net sales                               $        71,043      $        60,106      $100,120      $ 56,837     $  40,527
Gross margin                                     34,906               25,772        49,550        29,601        20,621
Sales and marketing expense                      28,288               48,021        58,513        26,191        13,583
General and administrative expense
                                                  7,304                5,064         5,387         5,471         4,963
Restructuring and other charges
                                                      -                2,684             -             -           612
Operating income (loss)                            (686)             (29,997)      (14,350)       (2,061)        1,463
Preferred dividends                              12,492                1,980              -             -            -
Net income (loss) available for
  common shareholders                   $       (32,653)     $       (22,146)     $(10,042)     $ (1,393)    $   1,063
Basic net income (loss) per share       $         (3.67)     $         (2.51)     $  (1.16)     $  (0.16)    $    0.13
Diluted net income (loss) per share     $         (3.67)     $         (2.51)     $  (1.16)     $  (0.16)    $    0.12

BALANCE SHEET DATA
Working capital                         $         8,058      $        11,741      $  7,354      $ 11,504     $  13,393
Total assets                                     25,160               52,702        55,048        26,470        24,934
Long-term convertible notes payable
                                                 15,000               15,000        15,000             -             -
Convertible redeemable preferred
  stock                                          36,513               32,147             -             -             -
Shareholders' equity (deficit)                  (34,311)             (10,319)       10,926        19,839        20,979


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

                                                        September 30,              September 30,             December 31,
Year Ended(1)                                                2000                      1999                      1998
---------------------------------------------          -----------------          ----------------          ----------------
Net sales                                                    100.0%                      100.0%                    100.0%
Cost of goods sold                                            50.9                        57.1                      50.5
                                                       -----------------          ----------------          ----------------
Gross margin                                                  49.1                        42.9                      49.5
Sales and marketing expense                                   39.8                        79.9                      58.4
General and administrative expense                            10.3                         8.4                       5.4
Restructuring charges                                           --                         4.5                        --
                                                       -----------------          ----------------          ----------------
Operating loss                                                (1.0)                      (49.9)                    (14.3)
Other expense                                                 (2.8)                       (2.3)                     (1.5)
                                                       -----------------          ----------------          ----------------
Loss before income taxes                                      (3.8)                      (52.2)                    (15.8)
Income tax (expense) benefit                                 (24.6)                       18.7                       5.8
                                                       -----------------          ----------------          ----------------
Loss before preferred dividends                              (28.4)                      (33.5)                    (10.0)
Preferred dividends                                          (17.6)                       (3.3)                       --
                                                       -----------------          ----------------          ----------------
Net loss                                                     (46.0)%                     (36.8)%                   (10.0)%
                                                       =================          ================          ================

(1) Statements of operations data for 1999 includes only nine months of activity due to the Company's change in its fiscal year during 1999 from a calendar year to a fiscal year ended September 30.

2000 COMPARED TO 1999

GENERAL. During 1999, the Company changed its fiscal year end to September 30 from December 31. Accordingly, the following discussion compares the twelve-month period ended September 30, 2000 ("fiscal 2000") with the nine-month period ended September 30, 1999 ("fiscal 1999").

NET SALES. Net sales for fiscal 2000 increased to $71.0 million from $60.1 million for fiscal 1999. The increase is primarily due to the change in the Company's fiscal year, offset by reduced unit sales in fiscal 2000 due to decreased advertising and couponing and an overall decrease in unit sales within the veggie burger category. The Company has experienced an extremely competitive environment in fiscal 2000, particularly in the retail grocery and club store portions of its business. This, coupled with an overall decline in consumer purchasing in the veggie burger market, has resulted in decreased unit sales for fiscal 2000 on an annualized basis.

GROSS MARGIN. Gross margin increased to $34.9 million (49.1 percent of net sales) for fiscal 2000 from $25.8 million (42.9 percent of net sales) for fiscal 1999. The increase in the gross margin is primarily due to the change in the Company's fiscal year, as well as increased efficiencies at the Company's production facility. The increase in the gross margin percentage is primarily a result of the second production line at the Company's Clearfield plant being fully on-line as well as favorable purchase prices for dairy products during fiscal 2000.

SALES AND MARKETING EXPENSE. Sales and marketing expense decreased to $28.3 million (39.8 percent of net sales) for fiscal 2000 from $48.0 million (79.9 percent of net sales) for fiscal 1999. The Company has reduced its sales and marketing expenditures as it has moved to a profit driven business model in fiscal 2000 from its more aggressive media advertising model in fiscal 1999. The Company has significantly reduced its discretionary marketing expenses and is focusing its marketing spending on areas that it believes will more efficiently manage its market position, especially within the grocery channel.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense ("G&A") increased to $7.3 million (10.3 percent of net sales) for fiscal 2000 from $5.1 million (8.4 percent of net sales) for fiscal 1999. The increase is due primarily to the change in the Company's fiscal year, increased depreciation expense related to the Company's new information system, and certain one-time severance payments and costs related to new strategic initiatives, offset in part by lower salaries and related costs as a result of an organizational downsizing which began in September 1999.

RESTRUCTURING CHARGE. The Company incurred a restructuring charge of $2.7 million during fiscal 1999 related to the closure of its Portland, Oregon production facility, a fair market value adjustment for two of the Company's Portland, Oregon area properties and the write-off of an older information system. In the first quarter of fiscal 2000, the Company sold one Portland area property referred to above for net proceeds of approximately $1.5 million and recognized a gain on the sale of approximately $174,000. In October 2000, the Company sold the second Portland area property referred to above for net proceeds of approximately $645,000. No gain or loss was recognized on the sale as a valuation allowance was recorded in fiscal 1999.

OPERATING LOSS. Loss from operations was $686,000 in fiscal 2000 compared to an operating loss of $30.0 million for fiscal 1999. The improvement in operating results was primarily due to increased gross margin percentages and decreased sales and marketing expenses as a percentage of net sales as discussed above, partially offset by lower sales on an annualized basis for fiscal 2000.

OTHER EXPENSE, NET. Other expense, net for fiscal 2000 was $303,000 and primarily consisted of losses from sales of fixed assets.

INCOME  TAXES.  Income  tax  expense  was $17.5  million in fiscal  2000,  which consists of a $17.5 million valuation reserve against the Company's deferred income tax assets. As of September 30, 2000, the Company had net operating loss carryforwards (NOLs) totaling approximately $45.3 million. Statement of
Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOLs and other deductible temporary differences be recorded as an asset to the extent that management assesses the utilization of such NOLs to be reasonably assured in the near future. Otherwise, a valuation reserve is required to be recorded. Such a reserve was recorded in the fourth quarter of fiscal 2000 as a result of recurring operating losses in recent years and as a result of increased competition leading to poorer than expected results for fiscal 2000.

PREFERRED DIVIDENDS. Preferred dividends were $12.5 million during fiscal 2000 compared to $2.0 million in fiscal 1999. In April 1999, the Company issued $32.5 million of Series A and Series B convertible preferred stock that is entitled to a 12% cumulative annual dividend, resulting in a non-cash quarterly dividend charge of $975,000. In addition, the $2.3 million of related issuance costs are being accreted over five years, after which the preferred stock may be redeemed, totaling approximately $117,000 per quarter. In the first quarter of fiscal 2000, due to an adjustment in the Series B conversion price to $3.75 per share from $10.00 per share, the Company recorded a non-cash charge of $8.1 million related to the implied value of the beneficial conversion feature.

NET LOSS AVAILABLE FOR COMMON SHAREHOLDERS. Net loss available for common shareholders was $32.7 million in fiscal 2000 compared to $22.1 million in fiscal 1999. The $32.7 million loss available for common shareholders for fiscal 2000 includes the additional $8.1 million non-cash preferred dividends charge in the first quarter of fiscal 2000 as well as the $17.5 million valuation reserve against the Company's net deferred tax assets as discussed above. The Company believes that the impact of inflation was not material for fiscal years 2000 and 1999.

1999 COMPARED TO 1998

GENERAL. During 1999, the Company changed its fiscal year end to September 30 from December 31. Accordingly, the following discussion compares the nine-month period ended September 30, 1999 ("fiscal 1999") with the twelve-month period ended December 31, 1998 ("fiscal 1998").

NET SALES. Net sales for fiscal 1999 decreased to $60.1 million from $100.1 million for fiscal 1998. The decrease is attributable to both the change in the Company's fiscal year and a decrease in unit sales. During the 1998 period, external events, such as e. coli outbreaks in the U.S. and mad cow disease in the U.K., brought attention to the dangers of eating red meat. Management believes that these events worked synergistically with the Company's advertising campaign during 1998 to increase unit sales. No similar events occurred during 1999. In addition, the Company experienced lower than anticipated new consumer trial during 1999, and unfavorable weather conditions adversely affected the 1999 grilling season. To a lesser extent, the lower sales figures in fiscal 1999 reflect the impact of the Company's strong December 1998 sales, as customers, especially in the grocery channel, stocked up on product in anticipation of extensive January 1999 consumer promotions.

GROSS MARGIN. Gross margin decreased to $25.8 million (42.9 percent of net sales) for fiscal 1999 from $49.6 million (49.5 percent of net sales) for fiscal 1998. The decrease in the gross margin is a result of the reduction in sales discussed above as well as a lower gross margin percentage. The decrease in the gross margin percentage is primarily a result of start-up costs related to bringing up the second production line at the Clearfield facility and of operating manufacturing facilities at less than 100 percent of capacity in order to reduce product inventories in line with decreased sales levels for fiscal 1999.

SALES AND MARKETING EXPENSE. Sales and marketing expense decreased to $48.0 million (79.9 percent of net sales) for fiscal 1999 from $58.5 million (58.4 percent of net sales) for fiscal 1998. The decrease in spending in fiscal 1999 is primarily a result of the change in fiscal year. Of the $48.0 million spent in fiscal 1999, approximately $35.8 million was for discretionary spending such as television advertising, couponing and trade programs.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense ("G&A") decreased to $5.1 million (8.4 percent of net sales) for fiscal 1999 from $5.4 million (5.4 percent of net sales) for fiscal 1998. The decrease is due primarily to the change in the Company's fiscal year, offset in part by costs related to implementing a year 2000 compliant management information system and the associated depreciation expense.

RESTRUCTURING CHARGE. The Company incurred a restructuring charge of $2.7 million during fiscal 1999 related to the closure of its Portland, Oregon production facility, a fair market value adjustment for two of the Company's Portland, Oregon area properties and the write-off of an older information system. At September 30, 1999, no amounts remained in accrued liabilities related to these charges.

OPERATING LOSS. Operating loss was $30.0 million in fiscal 1999 compared to an operating loss of $14.4 million for fiscal 1998 as a result of the individual line item changes discussed above, including, in particular, the decreased gross margin percentage and increased sales and marketing expense as a percentage of net sales.

INCOME TAXES. Income taxes are based on an estimated rate of approximately 36 percent for fiscal 1999 compared to the approximately 37 percent rate used for fiscal 1998.

PREFERRED DIVIDENDS. The Company is accruing a 12 percent cumulative annual dividend on its convertible preferred stock payable upon redemption of the stock. The convertible preferred stock was issued in April 1999. The quarterly dividend is $975,000. In addition, the $2.3 million of related issuance costs are being accreted over five years, after which the preferred stock may be redeemed, totaling approximately $117,000 per quarter.

NET LOSS AVAILABLE FOR COMMON SHAREHOLDERS. Net loss available for common shareholders was $22.1 million in fiscal 1999 compared to $10.0 million in fiscal 1998 as a result of the individual line item changes discussed above. The Company believes that the impact of inflation was not material for fiscal years 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2000, the Company had working capital of $8.1 million, which included $2.2 million of cash and cash equivalents, compared to $11.7 million in working capital at September 30, 1999, including $7.0 million of cash and cash equivalents. The $3.6 million decrease in available working capital is primarily due to $3.2 million used in operations, $855,000 used for the purchase of property and equipment and $2.4 million used for payment on the Company's line of credit, offset by $1.6 million in proceeds from the sale of property.

Accounts receivable decreased $2.0 million to $4.1 million at September 30, 2000 compared to $6.1 million at September 30, 1999, primarily due to lower sales in the fourth quarter of fiscal 2000. Days sales outstanding decreased to 28 days at September 30, 2000 from 32 days at September 30, 1999.

Inventories remained relatively flat at $7.5 million at September 30, 2000 compared to $7.3 million at September 30, 1999. Inventory turned 4.5 times on an annualized basis in the fourth quarter of fiscal 2000 compared to 5.5 times on an annualized basis in the fourth quarter of fiscal 1999.

The Company recorded a valuation reserve of $17.5 million related primarily to the tax benefit associated with $45.3 million of net operating loss carryforwards ("NOLs") generated through September 30, 2000. As a result, net deferred income tax assets were reduced to zero at September 30, 2000 from $17.5 million at September 30, 1999.

Accounts payable decreased $4.8 million to $1.9 million at September 30, 2000 from $6.7 million at September 30, 1999, primarily as a result of decreased spending on advertising and related costs in fiscal 2000.

Payroll and related liabilities increased $470,000 to $1.4 million at September 30, 2000 from $941,000 at September 30, 1999, primarily as a result of payments under accrued retention compensation agreements in fiscal 2000 that did not occur in fiscal 1999.

Other current liabilities decreased $1.2 million to $1.9 million at September 30, 2000 from $3.1 million at September 30, 1999, primarily as a result of the timing of payments and amount of accruals related to couponing and certain trade related expenditures.

Capital expenditures of $855,000 during fiscal 2000 primarily resulted from expenditures for the Company's production facility. Capital expenditures are estimated to total approximately $750,000 for fiscal 2001, primarily for equipment to support new products at the Company's production facility.

Additional paid-in capital increased $8.1 million to $12.4 million at September 30, 2000 from $4.3 million at September 30, 1999 as a result of the $8.1 million non-cash charge related to the implied value of the beneficial conversion feature of the Series B convertible preferred stock.

At September 30, 2000, the Company had outstanding $15.0 million of 7 percent Convertible Senior Subordinated Notes (the "Notes") held by Dresdner Kleinwort Benson Private Equity Partners L.P. ("Dresdner"). The Notes are convertible into shares of the Company's Common Stock at the option of the holder until maturity in 2003, at which time they will be due in full if not previously converted. The Company may also elect to prepay the Notes, if not previously converted, at any time, subject to a prepayment premium prior to March 31, 2002. The conversion price of the Notes at September 30, 2000 was $11.42 per share. In December 2000, the Company and Dresdner agreed to amend the Notes to provide an additional alternative for interest payments. The Company may elect, with prior written consent from Dresdner, to satisfy its semiannual obligation to pay interest on the Notes by increasing the then unpaid principal amount of the Notes by an amount equal to the interest then payable. Under this alternative, the interest payable shall be calculated at an annual interest rate of 10% rather than 7%. The Company, with Dresdner's consent, has elected to use the new alternative for the interest payable at September 30, 2000 and, as such, the total principal amount of the Notes has been increased to $15,750,000.

Under the terms of the Note Purchase Agreement, as amended, relating to the Notes, the Company must comply with one financial covenant as follows: the Company must not have a cumulative cash loss in excess of $5.0 million from December 23, 1999 through December 23, 2002. At September 30, 2000, the Company was in compliance with this covenant.

In April 1999, the Company closed a stock purchase agreement selling $32.5 million of convertible preferred stock to several investors. Under the terms of the agreement, the Company sold an aggregate of 2,762,500 shares of Series A convertible preferred stock and 487,500 shares of Series B convertible preferred stock to members of the investor group, at a price of $10 per share for each series, or an aggregate consideration of $32.5 million, and received net proceeds of $30.2 million. At September 30, 2000, the Series A preferred shares were convertible at a price of $10.00 per share and the Series B preferred shares were convertible at $3.75 per share (subject to antidilution adjustments) at any time following issuance at the discretion of the holder. The Company did not meet certain performance targets for the twelve months ended December 31, 1999 specified in the terms of the Series B convertible preferred stock, triggering an adjustment in the Series B conversion price to $3.75 per share from $10.00 per share. As a result of the adjustment, the Company recorded an approximately $8.1 million non-cash charge for additional preferred dividends to account for the implied value of the beneficial conversion feature. Both series of preferred stock are entitled to a 12 percent cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of the Company. Shares may not be redeemed until five years after the original date of issuance, at which time they may be redeemed at the election of the holders or, under certain conditions, at the discretion of the Company. The redemption value, exclusive of accrued but unpaid dividends, of the Series A and Series B convertible preferred stock is $27.6 million and $4.9 million, respectively. The difference between the carrying amount and the redemption value of the convertible preferred stock is being accreted as additional preferred dividends over the period until redemption.

In December 1999, the Company entered into a Loan and Security Agreement with Banc of America Commercial Finance Corporation (the "Agreement"). Effective October 2, 2000, Banc of America sold the loan under the existing agreement to Wells Fargo Business Credit, Inc. The Agreement provides for a line of credit based on eligible accounts receivable and inventories of up to $25.0 million (assuming 30 percent participation by another lender) and expires on December 23, 2002. The interest rate on the line is prime plus 0.125% or 9.625% at September 30, 2000. The Company had $2.6 million outstanding under this line at September 30, 2000. There is one financial covenant under the Agreement as follows: the Company must not have a cumulative cash loss in excess of $5.0 million from the origination date of the Agreement through the expiration date of the Agreement. At September 30, 2000, the Company was in compliance with this covenant. The Company's principal sources of liquidity are borrowings under this credit facility and funds generated from operations. The Company anticipates that cash generated from operations and bank borrowings will be sufficient to satisfy working capital and capital expenditure requirements for current operations for the next twelve months.

The Company leases various food processing, production and other equipment in use at its Clearfield, Utah production facility pursuant to two lease agreements between the Company and BA Leasing & Capital Corporation ("BA Capital"), an affiliate of Bank of America. Each lease agreement contains a cross-default provision stating that any default under any other borrowing or credit agreement that includes a failure to make payment when due or gives the holder a right of acceleration constitutes an event of default. If an event of default by the Company occurred under the lease agreements with BA Capital, the Company's manufacturing capacity would be significantly curtailed or even eliminated if BA Capital were to exercise its right to sell the equipment. In addition, neither lease agreement contains express provisions giving the Company a right to purchase the equipment at the end of the lease terms, which range from five to seven years, depending upon the equipment.

NEW ACCOUNTING PRONOUNCEMENTS
In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not currently have any derivative instruments, nor does it participate in hedging activities, and therefore it does not expect the adoption of these standards to have a material impact on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarized certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, SAB 101B was issued which deferred the implementation date of SAB 101 until the fourth quarter of the first fiscal year beginning after December 15, 1999. The Company does not expect that SAB 101 will have a significant impact on its financial condition or results of operations.

In May 2000, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"). EITF 00-14 is intended to provide consensus guidance for the accounting for sales subject to rebates and revenue sharing arrangements as well as coupons and discounts. The issue addresses the income statement classification of rebates and other discounts as well as the accounting for those rebates and discounts. As a result of additional discussion by the EITF in July 2000, the implementation date of EITF 00-14 has been delayed until the fourth quarter of the first fiscal year beginning after December 15, 1999. Upon application of the consensus, comparative financial statements for prior periods should be reclassified to comply with the classification guidelines of EITF 00-14. While it is expected that EITF 00-14 will have an impact on the Company's financial statements, the extent of the impact is not known at this time.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

The Company's only financial instrument with market risk exposure is its variable rate line of credit. At September 30, 2000, the Company had $2.6 million outstanding under this credit line at an annual interest rate of 9.625 percent. A hypothetical 10 percent change in interest rates would not have a material impact on the Company's cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 14 of Part IV of this document.

Unaudited quarterly financial data for each of the seven quarters in the period ended September 30, 2000 is as follows:


IN THOUSANDS, EXCEPT PER SHARE DATA         1ST QUARTER       2ND QUARTER        3RD QUARTER      4TH QUARTER (1)
-----------------------------------         -----------       -----------        -----------      ---------------
2000
Net sales                                   $     18,750      $      14,361      $     21,333     $       16,599
Gross margin                                       9,969              6,652            10,377              7,908
Net loss (2)                                      (8,772)            (2,791)             (704)          (20,386)
Basic and diluted net loss per share               (0.99)             (0.32)            (0.08)            (2.28)

1999
Net sales                                   $     13,563      $      22,228      $     24,315                n/a
Gross margin                                       6,210              9,177            10,385                n/a
Net loss (3)                                      (5,456)           (11,428)           (5,262)               n/a
Basic and diluted net loss per share               (0.62)             (1.29)           (0.60)                n/a


(1)Quarterly statement of operations data for 1999 includes only three quarters of activity due to the Company's change in its fiscal year during 1999 from a calendar year to a fiscal year ended September 30.
(2)Included in net loss in the first quarter of 2000 is an $8.1 million non-cash charge related to the implied value of the Series B preferred stock beneficial conversion feature. Included in net loss in the fourth quarter of 2000 is a $17.5 million non-cash income tax valuation allowance against net deferred tax assets.
(3)Included in net loss in the first and second quarters of 1999, respectively, is a restructuring charge totaling $1,100 and $1,584 on a pre-tax basis.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

Information required by this item is included under the captions ELECTION OF DIRECTORS, EXECUTIVE OFFICERS and SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

Information required by this item is included under the captions EXECUTIVE COMPENSATION, DIRECTOR COMPENSATION, EMPLOYMENT CONTRACTS AND SEVERANCE AND CHANGE-IN-CONTROL ARRANGEMENTS and COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

Information required by this item is included under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

Information required by this item is included under the caption COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS AND MANAGEMENT TRANSACTIONS in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

(a) FINANCIAL STATEMENTS AND SCHEDULES
                                                                           Page
                                                                           ----

Report of Arthur Andersen LLP                                              F-1

Balance Sheets - September 30, 2000 and 1999                               F-2

Statements of  Operations - Year ended  September  30,  2000, nine months ended September 30, 1999 and year ended December 31,
  1998                                                                     F-3

Statements of  Shareholders'  Equity  (Deficit) - Year ended September
  30, 2000, nine months ended F-4 September 30, 1999 and year ended
  December 31, 1998                                                        F-4

Statements of Cash Flows - Year ended  September  30,  2000,  nine months
  ended September 30, 1999 and year ended December 31, 1998                F-5

Notes to Financial Statements                                              F-6

Report of Independent Public Accountants on Financial Statement
   Schedule                                                                F-17

Schedule II  Valuation and Qualifying Accounts                             F-18


(b) REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

(c)      EXHIBITS

Exhibits are listed on the Index to Exhibits following the financial statements included in this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 22, 2000.
                                         GARDENBURGER, INC.

                                         By: /s/ JAMES W. LINFORD
                                             --------------------
                                             James W. Linford
                                             Interim President and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 22, 2000.

Signature                          Title
---------                          -----

/s/ JAMES W. LINFORD               Interim President and Chief Executive Officer
---------------------------        (Principal Executive Officer)
James W. Linford


/s/ LORRAINE CRAWFORD              Corporate Controller and Acting Chief
---------------------------        Financial Officer
Lorraine Crawford                  (Principal Financial and Accounting Officer)


/s/ KYLE A. ANDERSON               Director
---------------------------
Kyle A. Anderson

/s/ ALEXANDER P. COLEMAN           Director
---------------------------
Alexander P. Coleman

/s/ JASON M. FISH                  Director
---------------------------
Jason M. Fish

/s/ RONALD C. KESSELMAN            Chairman of the Board
---------------------------
Ronald C. Kesselman

/s/ RICHARD L. MAZER               Director
---------------------------
Richard L. Mazer

/s/ MARY O. MCWILLIAMS             Director
---------------------------
Mary O. McWilliams

/s/ MICHAEL L. RAY                 Director
---------------------------
Michael L. Ray

/s/ E. KAY STEPP                   Director
---------------------------
E. Kay Stepp


---------------------------        Founder and Director
Paul F. Wenner

Exhibit Index

Exhibit No.   Description
-----------   -----------

3.1           Restated Articles of Incorporation, as amended April 14, 1999 (18)

3.2           1995 Restated Bylaws, as amended July 13, 1999 (20)

10.1 Amended and Restated Rights Agreement between the Company and First Chicago Trust Company of New York, dated July 15, 1999 (20)

10.2 Purchase and Sale Agreement and Receipt for Earnest Money between the Company and Ironwood Investments, dated August 11, 1999 (21)

10.3 Purchase and Sale Agreement and Receipt for Earnest Money between the Company and John M. Hopkins, dated October 5, 2000

10.4 Loan and Security Agreement, dated December 23, 1999, between Banc of America Commercial Finance Corporation through its Commercial Funding Division and the Company (22)

10.5          Morrison Plaza Office Lease, dated October 29, 1996 (10)

10.6          First Amendment to Morrison Plaza Office Lease, dated December 9,
              1997 (11)

10.7 Lease extension for Morrison Plaza Office Building, dated September 11, 1998 (14)

10.8 Third Amendment to Lease--Lease Extension for Morrison Plaza Office Building, dated August 1, 2000

10.9 Facility Lease by and between Freeport Center Associates, a Utah general partnership and the Company, dated May 28, 1997 (9)

10.10 Addendum, dated August 1, 1997, to Facility Lease by and between Freeport Center Associates, and the Company (11)

10.11 Warehouse Lease between Freeport Center Associates and the Company, dated January 25, 1999 (17)

10.12 Lease Agreement between BA Leasing & Capital Corporation and the Company, dated as of December 17, 1997 (11)

10.13 First Amendment, dated June 4, 1998, to Lease Agreement, dated December 17, 1997 between BA Leasing & Capital Corporation and the Company (13)

10.14 Lease Agreement between BA Leasing & Capital Corporation and the Company, dated as of May 28, 1998 (14)

10.15 First Amendment, dated January 14, 1999, to Lease Agreement between BA Leasing & Capital Corporation and the Company, dated as of May 28, 1998 (17)

10.16 Purchase Agreement Assignment, dated June 23, 1999, between Gardenburger, Inc. and BA Leasing & Capital Corporation (19)

10.17 Note Purchase Agreement, dated as of March 27, 1998, between the Company and Dresdner Kleinwort Benson Private Equity Partners L.P. (12)

Exhibit No.
-----------

10.18         Convertible Senior Subordinated Note, dated March 27, 1998 (12)

10.19 First Amendment to Note Purchase Agreement, dated December 30, 1999, between the Company and Dresdner Kleinwort Benson Private Equity Partners L.P. (22)

10.20 Registration Rights Agreement, dated as of March 27, 1998, between the Company and Dresdner Kleinwort Benson Private Equity Partners L.P. (12)

10.21 Stock Purchase Agreement, dated March 29, 1999, by and between Gardenburger, Inc. and Rosewood Capital III, L.P., Farallon Capital Management LLC, Gruber & McBaine Capital Management, LLC, BT Capital Investors LP and certain other purchasers identified therein (16)

10.22 Amendment and Waiver of Stock Purchase Agreement, dated April 14, 1999, by and between Gardenburger, Inc., and the Purchasers identified on Exhibit A thereto (18)

10.23 Investor Rights Agreement, dated April 14, 1999, by and between Gardenburger, Inc., and the investors identified on Exhibit A thereto (18)

10.24 1992 First Amended and Restated Combination Stock Option Plan, as amended (15) (19)

10.25 Form of Incentive Stock Option Agreement for Option grants to executive officers after May 24, 1995 (15) (17)

10.26 Form of Non-Statutory Stock Option Agreement for Option grants to executive officers after May 24, 1995 (15) (17)

10.27         Paul F. Wenner Stock Option Agreement (2) (15)

10.28         Lyle Hubbard Employment Agreement, dated April 14, 1996 (10) (15)

10.29 Agreement to Extend and Amend Employment Agreement, dated November 16, 1998, to Lyle Hubbard Employment Agreement, dated April 14, 1996 (15) (17)

10.30 Agreement to Extend and Amend Employment Agreement, dated March 5, 1999, to Lyle Hubbard Employment Agreement, dated April 14, 1996 (15) (17)

10.31 Third Amendment to Employment Agreement, dated December 9, 1999, between the Company and Lyle Hubbard (15)(21)

10.32 Separation Agreement and Release, dated August 4, 2000, between the Company and Lyle Hubbard (15)

10.33         Paul F. Wenner Employment Agreement and Amendment thereto (1) (15)

10.34         Form of Severance Agreement for Executive Officers (10) (15)

10.35 Form of Indemnification Agreement between the Company and its Officers and Directors (15) (17)

10.36         2000 Executive Annual Incentive Plan (15)(21)

10.37 Retention Incentive Agreement, dated December 9, 1999, between the Company and Lyle Hubbard (15)(21)

10.38 Form of Retention Incentive Agreement between the Company and nine senior executives (15)(21)

Exhibit No.
-----------

10.39 Form of Change in Control Agreement between the Company and nine senior executives (15)(21)

23            Consent of Arthur Andersen LLP

27            Financial Data Schedule

99            Description of Common Stock of Gardenburger, Inc. (18)

(1) Incorporated by reference to the Company's Form S-1 Registration Statement (Commission File No. 33-46623), filed May 6, 1992.
(2) Incorporated by reference to the Company's 1992 Form 10-K Annual Report, filed March 23, 1993.
(3) Incorporated by reference to the Company's 1993 Form 10-K Annual Report, filed March 23, 1994.
(4) Incorporated by reference to the Company's 1994 Form 10-K Annual Report, filed March 30, 1995.
(5) Incorporated by reference to the Company's 1995 Form 10-K Annual Report, filed March 29, 1996.
(6) Incorporated by reference to the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 1996, filed November 4, 1996.
(7) Incorporated by reference to the Company's Form 8-K Current Report, filed May 8, 1996.
(8) Incorporated by reference to the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 1997, filed November 4, 1997.
(9) Incorporated by reference to the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 1997, filed August 14, 1997.
(10) Incorporated by reference to the Company's 1996 Form 10-K Annual Report, filed March 25, 1997.
(11) Incorporated by reference to the Company's 1997 Form 10-K Annual Report, filed March 31, 1998.
(12) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1998, filed May 15, 1998.
(13) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1998, filed August 12, 1998.
(14) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1998, filed November 5, 1998.
(15) Management contract or compensatory plan or arrangement.
(16) Incorporated by reference to the Company's Form 8-K Current Report, filed April 1, 1999.
(17) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998, filed March 31, 1999.
(18) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999.
(19) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1999, filed August 13, 1999.
(20) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-92665), filed December 13, 1999.
(21) Incorporated by reference to the Company's Form 10-K for the nine-month transition period ended September 30, 1999, filed December 27, 1999.
(22) Incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 1999, filed February 9, 2000.

                    Report of Independent Public Accountants


To the Board of Directors and Shareholders of Gardenburger, Inc.:

We have audited the accompanying balance sheets of Gardenburger, Inc. (an Oregon corporation) as of September 30, 2000 and 1999 and the related statements of operations, shareholders' equity (deficit) and cash flows for the year ended September 30, 2000, the nine months ended September 30, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gardenburger, Inc. as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the year ended September 30, 2000, the nine months ended September 30, 1999 and the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.


                                                     /s/ ARTHUR ANDERSEN LLP


Portland, Oregon,
  November 7, 2000

                               GARDENBURGER, INC.
                                 BALANCE SHEETS
                      (In thousands, except share amounts)
                                                                SEPTEMBER 30,
                                                            --------------------
                                                              2000       1999
                                                            --------   --------

ASSETS
Current Assets:
    Cash and cash equivalents                               $  2,178   $  7,033
    Accounts receivable, net of allowances of
       $264 and $301                                           4,098      6,133
    Inventories, net                                           7,499      7,268
    Prepaid expenses                                           2,079      2,207
    Deferred income taxes                                          -      4,775
        Total Current Assets                                  15,854     27,416
                                                            --------   --------

Property, Plant and Equipment, net of accumulated
       depreciation of $5,235 and $3,960                       7,342     10,275
Deferred Income Taxes                                              -     12,691
Other Assets, net of accumulated amortization of
       $1,207 and $804                                         1,964      2,320
                                                            --------   --------
        Total Assets                                        $ 25,160   $ 52,702
                                                            ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Short-term note payable                                 $  2,591   $  5,000
    Accounts payable                                           1,876      6,669
    Payroll and related liabilities payable                    1,411        941
    Other current liabilities                                  1,918      3,065
                                                            --------   --------
        Total Current Liabilities                              7,796     15,675

Other Long-Term Liabilities                                      162        199
Convertible Notes Payable                                     15,000     15,000

Convertible Redeemable Preferred Stock                        36,513     32,147

Shareholders' Equity (Deficit):
    Preferred Stock, no par value, 5,000,000 shares
      authorized                                                   -          -
    Common Stock, no par value, 25,000,000 shares
      authorized; shares issued and outstanding:
      8,972,601 and 8,841,451                                 11,153     10,619
    Additional paid-in capital                                12,405      4,277
    Retained deficit                                         (57,869)   (25,215)
                                                            --------   --------
       Total Shareholders' Equity (Deficit)                  (34,311)   (10,319)
                                                            --------   --------
       Total Liabilities and Shareholders' Equity (Deficit) $ 25,160   $ 52,702
                                                            ========   ========

      The accompanying notes are an integral part of these balance sheets.

                               GARDENBURGER, INC.
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                            FOR THE YEAR           FOR THE NINE           FOR THE YEAR
                                                               ENDED               MONTHS ENDED               ENDED
                                                           SEPTEMBER 30,          SEPTEMBER 30,           DECEMBER 31,
                                                                2000                   1999                   1998
                                                         ------------------     ------------------     ------------------
Net sales                                                $           71,043     $           60,106     $          100,120
Cost of goods sold                                                   36,137                 34,334                 50,570
                                                         ------------------     ------------------     ------------------
Gross margin                                                         34,906                 25,772                 49,550

Operating expenses:
    Sales and marketing                                              28,288                 48,021                 58,513
    General and administrative                                        7,304                  5,064                  5,387
    Restructuring charge                                                  -                  2,684                      -
                                                         ------------------     ------------------     ------------------
                                                                     35,592                 55,769                 63,900
                                                         ------------------     ------------------     ------------------
Operating loss                                                         (686)               (29,997)               (14,350)

Other income (expense):
    Interest income                                                     125                    197                    115
    Interest expense                                                 (1,823)                (1,596)                (1,404)
    Other, net                                                         (303)                     7                   (200)
                                                         ------------------     ------------------     ------------------
                                                                     (2,001)                (1,392)                (1,489)
                                                         ------------------     ------------------     ------------------
Loss before benefit from income taxes                                (2,687)               (31,389)               (15,839)
Provision for (benefit from) income taxes                            17,474                (11,223)                (5,797)
                                                         ------------------     ------------------     ------------------
Loss before preferred dividends                                     (20,161)               (20,166)               (10,042)
Preferred dividends                                                 (12,492)                (1,980)                     -
                                                         ------------------     ------------------     ------------------
Net loss available for common shareholders               $          (32,653)    $          (22,146)    $          (10,042)
                                                         ==================     ==================     ==================

Net loss per share - basic and diluted                   $            (3.67)    $            (2.51)    $            (1.16)
                                                         ==================     ==================     ==================

Shares used in per share calculations                                 8,891                  8,812                  8,659
                                                         ==================     ==================     ==================

        The accompanying notes are an integral part of these statements.

                               GARDENBURGER, INC.
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For the Year Ended September 30, 2000, the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998
                      (In thousands, except share amounts)

                                                                            Additional       Retained           Total
                                                    Common Stock             Paid-In         Earnings       Shareholders'
                                             ---------------------------
                                               Shares         Amount         Capital        (Deficit)      Equity (Deficit)
                                             ------------   ------------   -------------   -------------   ----------------
BALANCE AT DECEMBER 31, 1997                   8,608,254    $     8,651    $      4,203    $      6,985    $        19,839

Exercise of common stock options                  74,586            541               -               -                541
Income tax benefit of non-qualified stock
  option exercises and disqualifying
  dispositions                                         -              -              72               -                 72
Issuance of shares in exchange for
  interest on convertible notes payable           50,971            525               -               -                525
Foreign currency translation                           -              -               -              (9)                (9)
Net loss                                               -              -               -         (10,042)           (10,042)
                                             ------------   ------------   -------------   -------------   ----------------
BALANCE AT DECEMBER 31, 1998                   8,733,811          9,717           4,275          (3,066)            10,926

Exercise of common stock options                  55,660            377               -               -                377
Income tax benefit of non-qualified stock
  option exercises and disqualifying
  dispositions                                         -              -               2               -                  2
Issuance of shares in exchange for
  interest on convertible notes payable           51,980            525               -               -                525
Accrual of preferred dividends                         -              -               -          (1,980)            (1,980)
Foreign currency translation                           -              -               -              (3)                (3)
Loss before preferred dividends                        -              -               -         (20,166)           (20,166)
                                             ------------   ------------   -------------   -------------   ----------------
BALANCE AT SEPTEMBER 30, 1999                  8,841,451         10,619           4,277         (25,215)           (10,319)

Exercise of common stock options                  55,600            115               -               -                115
Income tax benefit of non-qualified stock
  option exercises and disqualifying
  dispositions                                         -              -               3               -                  3
Issuance of shares in exchange for
  interest on convertible notes payable           75,550            419               -               -                419
Reset of conversion price of Series B
  preferred stock                                      -              -           8,125               -              8,125
Accrual of preferred dividends                         -              -               -         (12,492)           (12,492)
Foreign currency translation                           -              -               -              (1)                (1)
Loss before preferred dividends                        -              -               -         (20,161)           (20,161)
                                             ------------   ------------   -------------   -------------   ----------------
BALANCE AT SEPTEMBER 30, 2000                  8,972,601    $    11,153    $     12,405    $    (57,869)   $       (34,311)
                                             ============   ============   =============   =============   ================


        The accompanying notes are an integral part of these statements.

                               GARDENBURGER, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                     FOR THE YEAR        FOR THE NINE        FOR THE YEAR
                                                                         ENDED           MONTHS ENDED            ENDED
                                                                     SEPTEMBER 30,       SEPTEMBER 30,       DECEMBER 31,
                                                                         2000                1999                1998
                                                                   ----------------    ---------------     ----------------
Cash flows from operating activities:
   Loss before preferred dividends                                 $       (20,161)    $      (20,166)     $       (10,042)
   Effect of exchange rate on operating accounts                                (1)                (3)                  (9)
   Adjustments to reconcile loss before preferred dividends to net cash flows used in operating activities:
         Depreciation and amortization                                       2,235              1,600                1,637
         Non-cash portion of restructuring charge                                -              1,584                    -
         Other non-cash expenses                                               421                214                  481
         Loss on sale of fixed assets                                          339                 19                   75
         Deferred income taxes                                              17,466            (11,235)              (5,956)
         (Increase) decrease in:
            Accounts receivable, net                                         2,035              8,836               (6,896)
            Inventories, net                                                  (231)             5,189               (9,254)
            Prepaid expenses                                                   128              2,308               (2,194)
            Income taxes receivable, net                                         -                  -                  475
         Increase (decrease) in:
            Accounts payable                                                (4,793)            (3,039)               6,543
            Payroll and related liabilities                                    470               (881)                 206
            Other accrued liabilities                                       (1,147)               699                1,264
                                                                   ----------------    ---------------     ----------------
               Net cash used in operating activities                        (3,239)           (14,875)             (23,670)

Cash flows from investing activities:
   Payments for purchase of property and equipment                            (855)            (1,031)             (11,282)
   Proceeds from sale of property and equipment                              1,580                 33                5,355
   Other assets, net                                                           (47)                42                 (102)
                                                                   ----------------    ---------------     ----------------
               Net cash provided by (used in) investing activities             678               (956)              (6,029)

Cash flows from financing activities:
   Proceeds from (payments on) line of credit, net                          (2,409)           (10,000)              15,000
   Proceeds from issuance of convertible notes payable                           -                  -               15,000
   Financing fees from issuance of convertible notes payable                     -                  -               (1,124)
   Issuance of preferred stock, net of issuance costs                            -             30,167                    -
   Proceeds from exercise of common stock options and warrants                 115                377                  541
                                                                   ----------------    ---------------
               Net cash provided by (used in) financing activities          (2,294)            20,544               29,417
                                                                   ----------------    ---------------     ----------------

Increase (decrease) in cash and cash equivalents                            (4,855)             4,713                 (282)

Cash and cash equivalents:
   Beginning of period                                                       7,033              2,320                2,602
                                                                   ----------------    ---------------     ----------------
   End of period                                                   $         2,178     $        7,033      $         2,320
                                                                   ================    ===============     ================


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

CHANGE IN REPORTING PERIOD
In July 1999, the Company changed its fiscal year end to September 30. Fiscal 1999 ended on September 30, 1999 and fiscal 2000 began October 1, 1999. For purposes of these footnotes, the nine month period ended September 30, 1999 will be referred to herein as the year ended September 30, 1999. See Note 8, Unaudited Fiscal Year Operating Results.

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

OTHER ASSETS
Other assets consist principally of $880 and $1,151 in deferred financing fees, net of accumulated amortization, as of September 30, 2000 and 1999, respectively. Other assets also include $657 and $780 in goodwill, net of accumulated amortization, as of September 30, 2000 and 1999, respectively. Deferred financing fees are being amortized over the maturity period of the related debt and goodwill is being amortized using the straight-line method over ten years.

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

SEGMENT REPORTING
The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," for the year ended December 31, 1998. Based upon definitions contained within SFAS 131, the Company has determined that it operates in one segment. In addition, virtually all sales are domestic.

CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
The Company invests its excess cash with high credit quality financial institutions, which bear minimal risk, and, by policy, limits the amount of credit exposure to any one financial institution.

For the year ended September 30, 2000, one customer accounted for approximately 9 percent of revenue and 17 percent of the accounts receivable balance at September 30, 2000.

For the year ended September 30, 1999, one customer accounted for approximately 11 percent of revenue and 5 percent of the accounts receivable balance at September 30, 1999.

For the year ended December 31, 1998, one customer accounted for approximately 14 percent of revenue and 8 percent of the accounts receivable balance at December 31, 1998.

Historically, the Company has not incurred significant losses related to accounts receivable.

REVENUE RECOGNITION
Revenue from the sale of products is generally recognized at time of shipment to the customer. Promotional and other discounts are accrued at time of shipment based on historical experience.

ADVERTISING COSTS
Advertising costs, including media advertising, couponing and other advertising, which are included in sales and marketing expense, are expensed when the advertising first takes place. Advertising expense was approximately $316 in 2000, $17,313 in 1999 and $19,904 in 1998.

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

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred. Research and development expense was approximately $319 in 2000, $553 in 1999 and $1,121 in 1998 and is included in sales and marketing expenses in the accompanying statements of operations.

NET LOSS PER SHARE
Basic earnings per share (EPS) is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding.

Basic EPS and diluted EPS are the same for all periods presented since the Company was in a loss position in all periods.

Potentially dilutive securities that are not included in the diluted EPS calculation because they would be antidilutive are as follows:


                                SEPTEMBER 30,         DECEMBER 31,
                            -------------------
                              2000       1999             1998
                            --------   --------    ------------------
Stock options                 2,778      3,247            2,768
Convertible notes             1,313      1,237            1,163
Convertible preferred stock   4,062      3,250                -
                            --------   --------    ------------------
  Total                       8,153      7,734            3,931
                            ========   ========    ==================

2.       INVENTORIES
--------------------

Detail of inventories at September 30, 2000 and 1999 is as follows:

                                 2000                  1999
                            ----------------      ----------------
Raw materials               $     1,126           $    2,672
Packaging and supplies              354                  538
Finished goods                    6,019                4,058
                            ----------------      ----------------
                            $     7,499           $    7,268
                            ================      ================

3.       PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Detail of property, plant and equipment at September 30, 2000 and 1999 is as follows:

                                           2000                   1999
                                     ------------------    --------------------
Land                                 $       131           $         721
Building and improvements                  1,597                   2,504
Machinery and equipment                    6,472                   6,807
Office furniture and equipment             4,377                   4,203
                                     ------------------    --------------------
                                          12,577                  14,235
Less accumulated depreciation             (5,235)                 (3,960)
                                     ------------------    --------------------
                                     $     7,342           $      10,275
                                     ==================    ====================

4.       LINE OF CREDIT
-----------------------

In December 1999, the Company entered into a Loan and Security Agreement with Banc of America Commercial Finance Corporation (the "Agreement"). Effective October 2, 2000, Banc of America sold the loan under the existing agreement to Wells Fargo Business Credit, Inc. The Agreement provides for a line of credit based on eligible accounts receivable and inventories of up to $25.0 million (assuming 30 percent participation by another lender) and expires on December 23, 2002. The interest rate on the line is prime plus 0.125% or 9.625% at September 30, 2000. The Company had $2.6 million outstanding under this line at September 30, 2000. There is one financial covenant under the Agreement as follows: the Company must not have a cumulative cash loss in excess of $5.0 million from the origination date of the Agreement through the expiration date of the Agreement. At September 30, 2000, the Company was in compliance with this covenant.

5.       LEASE COMMITMENTS
--------------------------

Future minimum lease payments at September 30, 2000 are as follows:

YEAR ENDED SEPTEMBER 30,
------------------------
2001                                        $   3,718
2002                                            3,737
2003                                            3,198
2004                                            3,017
2005                                            2,510
Thereafter                                      1,047
                                            ----------
   Total                                    $  17,227
                                            ==========

Rental expense for the years ended September 30, 2000 and 1999 and December 31, 1998 was $3,711, $2,355 and $2,613, respectively.

6.       CONVERTIBLE NOTES PAYABLE
----------------------------------

At September 30, 2000, the Company had outstanding $15.0 million of 7 percent Convertible Senior Subordinated Notes (the "Notes") held by Dresdner Kleinwort Benson Private Equity Partners L.P. ("Dresdner"). The Notes are convertible into shares of the Company's Common Stock at the option of the holder until maturity in 2003, at which time they will be due in full if not previously converted. The Company may also elect to redeem the Notes, if not previously converted, at any time after March 27, 2000. The conversion price of the Notes at September 30, 2000 was $11.42 per share.

Under the terms of the Note Purchase Agreement, as amended, relating to the Notes, the Company must comply with one financial covenant as follows: the Company must not have a cumulative cash loss in excess of $5.0 million from December 23, 1999 through December 23, 2002. At September 30, 2000, the Company was in compliance with this covenant.

See Note 13, Subsequent Events, for information regarding an increase in the principal amount of the Notes in December 2000.

7.       INCOME TAXES
---------------------

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES" ("SFAS 109"). The Company realizes tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions). For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to additional paid-in capital. Tax benefits of $3, $2 and $72 were credited to additional paid-in capital in 2000, 1999 and 1998, respectively. The provision for (benefit from) income taxes is as follows:



                             SEPTEMBER 30,                  DECEMBER 31,
                   --------------------------------
                        2000               1999                 1998
                   -------------       ------------      -----------------
CURRENT:
   Federal         $         -         $        -        $           129
   State                     8                 12                     30
                   -------------       ------------      -----------------
                             8                 12                    159
DEFERRED                 17,466           (11,235)                (5,956)
                   -------------       ------------      -----------------
                   $     17,474        $  (11,223)       $        (5,797)
                   =============       ============      =================

Total deferred income tax assets were $20,525 and $17,907 and liabilities were $832 and $441 at September 30, 2000 and 1999, respectively, prior to the consideration of any valuation allowance. Individually significant temporary differences are as follows:

                                                         SEPTEMBER 30,
                                                 -------------------------------
                                                    2000               1999
                                                 ------------       ------------
Net operating loss carryforwards                 $   17,416         $   15,055
Provision for trade promotions and discounts            926                558


Total net deferred tax assets were $19.7 million as of September 30, 2000. In accordance with SFAS 109, the Company recorded a valuation allowance against the entire amount of net deferred tax assets as of September 30, 2000, as a result of recurring operating losses in recent years and as a result of increased competition leading to poorer than expected results for fiscal 2000.

The Company has tax net operating loss carryforwards, totaling $45.3 million, which expire as follows: 2018 - $11.8 million, 2019 - $31.5 million and 2020 - $2.0 million.

The reconciliation between the effective tax rate and the statutory federal income tax rate is as follows:

                                                                  SEPTEMBER 30,                 DECEMBER 31,
                                                        ----------------------------------
                                                            2000                1999                1998
                                                        --------------      --------------    -----------------
Statutory federal income tax rate                               (34.0)%             (34.0)%              (34.0)%
State taxes, net of federal income tax benefit                   (2.7)               (1.3)                (3.9)
Tax exempt interest and dividends                                   --                  --                (0.1)
Trademark and goodwill amortization                               0.9                 0.1                  0.2
Meals and entertainment                                           1.1                 0.1                  0.4
Effect of change in valuation allowance                         685.3                  --                   --
Other                                                            (0.3)               (0.7)                 0.8
                                                        --------------      --------------    -----------------
Effective tax rate                                              650.3  %            (35.8) %             (36.6) %
                                                        ==============      ==============    =================


8.       UNAUDITED FISCAL YEAR OPERATING RESULTS
------------------------------------------------

The following statement of operations data is included for informational purposes only and is unaudited for fiscal years 1996 through 1999.

TWELVE MONTHS ENDED
SEPTEMBER 30,                              2000          1999            1998            1997            1996
------------------------------------     ----------    ----------      ----------     -----------      ----------

Net sales                                $71,043       $   88,817      $  88,406      $   48,144       $  40,258
Cost of goods sold                        36,137           48,141         44,295          23,888          19,924
Gross margin                              34,906           40,676         44,111          24,256          20,334
Operating expenses                        35,592          69,639          57,755          28,465          18,247
Operating income (loss)                                  (28,963)        (13,644)         (4,209)          2,087
                                         (686)
Net income (loss) available for
   common shareholders                   (32,653)        (21,826)         (9,384)        (2,667)           1,675


9.       CONVERTIBLE REDEEMABLE PREFERRED STOCK
-----------------------------------------------

In April 1999, the Company closed a stock purchase agreement selling $32.5 million of convertible redeemable preferred stock to several investors. Under the terms of the agreement, the Company sold an aggregate of 2,763 shares of Series A preferred stock and 487 shares of Series B preferred stock to members of the investor group, at a price of $10.00 per share for each series, or an aggregate consideration of $32.5 million, and received net proceeds of $30.2 million. At September 30, 2000, the Series A preferred shares were convertible at a price of $10.00 per share and the Series B preferred shares were convertible at $3.75 per share (subject to antidilution adjustments) at any time following issuance at the discretion of the holder. The Company did not meet certain performance targets for the twelve months ended December 31, 1999 specified in the terms of the Series B preferred stock, triggering an adjustment in the Series B conversion price to $3.75 per share from $10.00 per share. As a result of the adjustment, the Company recorded an approximately $8.1 million non-cash charge for additional preferred dividends to account for the implied value of the beneficial conversion feature. Both series of preferred stock are entitled to a 12 percent cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of the Company. Shares may not be redeemed until December 31, 2004, following which time they may be redeemed at the election of the holders or, under certain conditions, at the discretion of the Company. The redemption value, exclusive of accrued but unpaid dividends, of the Series A and Series B preferred stock is $27.6 million and $4.9 million, respectively. The difference between the carrying amount and the redemption value of the convertible redeemable preferred stock is being accreted as additional preferred dividends over the period until redemption.

10.      SHAREHOLDERS' EQUITY
-----------------------------

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

STOCK PLAN OPTIONS
The Company has a 1992 First Amended and Restated Combination Stock Option Plan (the "Plan"), which provides for the issuance of incentive stock options ("ISOs") to employees and officers of the Company and non-statutory stock options ("NSOs") to employees, officers, directors and consultants of the Company. Under the Plan, the exercise price of an ISO cannot be less than the fair market value on the date of grant and the exercise price of an NSO cannot be less than 85 percent of fair market value on the date of grant. Options granted under the Plan generally vest three to five years from the date of grant and generally expire ten years from the date of grant. Vesting may accelerate upon a change in control of the Company. At September 30, 2000, the Company had 1,951 shares of Common Stock reserved for issuance under the Plan. Activity under the Plan is summarized as follows:

                                        SHARES AVAILABLE        SHARES SUBJECT TO          WEIGHTED AVERAGE
                                           FOR GRANT                 OPTIONS                EXERCISE PRICE
                                      ---------------------    ---------------------     ----------------------
BALANCES, DECEMBER 31, 1997                     649                     1,443                    $8.78
Options granted                                (172)                      172                    11.50
Options canceled                                101                      (101)                    8.12
Options exercised                                --                       (75)                    7.27
                                      ---------------------    ---------------------     ----------------------
BALANCES, DECEMBER 31, 1998                     578                     1,439                     9.24
Options granted                                (516)                      516                     9.96
Options canceled                                 57                       (57)                    8.90
Options exercised                                --                       (56)                    7.18
                                      ---------------------    ---------------------     ----------------------
BALANCES, SEPTEMBER 30, 1999                    119                     1,842                     9.51
Options granted                                (246)                      246                     6.40
Options canceled                                660                      (660)                    9.80
Options exercised                                --                       (10)                    6.50
                                      ---------------------    ---------------------     ----------------------
BALANCES, SEPTEMBER 30, 2000                    533                     1,418                    $8.86
                                      =====================    =====================     ======================

NON-PLAN OPTIONS
On March 10, 1992, the Company granted a non-statutory stock option to its then Chief Executive Officer exercisable for 1,650 shares of the Company's Common Stock. Such option is exercisable for a period of ten years from the date of grant at an exercise price of $1.00 per share, the fair market value of the Company's Common Stock on the date of grant. During 1996, a portion of the option covering 625 of the shares was exercised and during fiscal 2000, a portion of the option covering 45 shares was exercised. At September 30, 2000, an option to purchase 980 shares of Common Stock remained outstanding and exercisable in full and 980 shares of the Company's Common Stock were reserved for issuance under this option grant.

On April 14, 1996, the Company granted an option to its then Chief Executive Officer exercisable for 300 shares of the Company's Common Stock. Pursuant to the terms of the original grant, such option is exercisable for a period of five years from the Chief Executive Officer's termination date of August 4, 2000 at an exercise price of $8.69 per share. At September 30, 2000, the entire option remained outstanding and the Company had 300 shares reserved for issuance under this option grant.

During 1999, the Company granted options to certain employees and two consultants covering a total of 80 shares of the Company's Common Stock at an average exercise price of $11.16 per share. During fiscal 2000, options covering 15 shares at an average exercise price of $11.63 were canceled and at September 30, 2000, options covering 65 shares were outstanding at an average exercise price of $11.05. At September 30, 2000, the Company had 65 shares of its Common Stock reserved for issuance under these options. The fair value of options granted to non-employees was not material.

On March 1, 2000, the Company granted options to the members of its Board of Directors covering a total of 15 shares of the Company's Common Stock. Such options are exercisable for a period of ten years from the date of grant at an exercise price of $5.69 per share, subject to vesting provisions over a one-year period. At September 30, 2000, all of the options remained outstanding and the Company had 15 shares of its Common Stock reserved for issuance under these option grants.

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

The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 2000, 1999 and 1998 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:

                                 2000              1999               1998
                            ---------------    --------------     --------------
Risk-free interest rate             6.50%             6.00%              5.50%
Expected dividend yield                0%                0%                 0%
Expected lives                  6.5 years         6.5 years          6.5 years
Expected volatility                80.77%            61.49%             60.77%

Using the Black-Scholes methodology, the total value of options granted during 2000, 1999 and 1998 was $1,117, $3,816 and $1,058, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically three to five years). The weighted average per share fair value of options granted during 2000, 1999 and 1998 was $4.30, $6.41 and $4.92, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss available to common shareholders and net loss per share would approximate the pro forma disclosures below:

                                          2000                        1999                         1998
                                -------------------------    ------------------------    --------------------------
                                    As         Pro Forma         As        Pro Forma         As          Pro Forma
                                 Reported                     Reported                    Reported
                                ----------     ----------    ----------    ----------    -----------     ----------
Net loss available to common
  shareholders                  $(32,653)       $(34,279)    $(22,146)      $(24,404)     $(10,042)       $(11,870)
Basic and diluted net loss
  per share                       $(3.67)         $(3.86)      $(2.51)        $(2.77)       $(1.16)         $(1.37)


The following table summarizes information about all stock options outstanding at September 30, 2000:

                            OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
----------------------------------------------------------------------------     --------------------------------
                                             Weighted
                                              Average           Weighted           Number of          Weighted
    Range of              Number             Remaining           Average             Shares           Average
 Exercise Prices      Outstanding at        Contractual         Exercise          Exercisable         Exercise
                          9/30/00          Life - Years           Price            at 9/30/00          Price
------------------    ----------------    ----------------    --------------     ---------------    -------------
         $   1.00            980                 1.3             $ 1.00                  980             $1.00
      5.68 - 6.78            382                 8.1               6.44                  116              6.61
      7.00 - 7.94            292                 5.3               7.59                  283              7.59
      8.69 - 8.97            571                 4.9               8.75                  535              8.73
     9.56 - 10.41            117                 4.9              10.03                   90             10.00
    10.91 - 11.75            354                 4.7              11.54                  279             11.56
    12.31 - 13.56             82                 6.3              12.77                   73             12.75
------------------    ----------------    ----------------    --------------     ---------------    -------------
    $1.00 - 13.56          2,778                 4.1             $ 6.10                2,356             $5.78
==================    ================    ================    ==============     ===============    =============


At September 30, 1999 and December 31, 1998, 2,257 and 2,010 options, respectively, were exercisable at weighted average exercise prices of $5.58 per share and $5.08 per share, respectively.

11.      401(K) PLAN
--------------------

The Company has a 401(k) Salary Deferral Plan, which covers all employees who have reached the age of 18. The covered employees may elect to have an amount deducted from their wages for investment in a retirement plan. The Company matches 100 percent of employee contributions up to two percent of compensation. The Company's contribution to this plan was approximately $137 in 2000, $112 in 1999 and $137 in 1998.

12.      SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

Supplemental disclosure of cash flow information is as follows:

                                                               2000             1999              1998
                                                           -------------    --------------    -------------
Cash paid during the period for interest                   $    455         $     637         $    552
Cash paid during the period for income taxes                      6                10               11
Issuance of Common Stock in exchange for interest
   expense on Convertible Notes                                 419               525              525
Preferred dividends                                          12,492             1,980               --


13.      SUBSEQUENT EVENTS
--------------------------

SALE OF PROPERTY
In October 2000, the Company sold the production facility it owned in Portland, Oregon for net proceeds to the Company of approximately $645. There was no significant gain or loss on the sale.

AMENDMENT TO CONVERTIBLE NOTES PAYABLE
In December 2000, the Company and Dresdner agreed to amend the Notes to provide an additional alternative for interest payments. The Company may elect, with prior written consent from Dresdner, to satisfy its semiannual obligation to pay interest on the Notes by increasing the then unpaid principal amount of the Notes by an amount equal to the interest then payable. Under this alternative, the interest payable shall be calculated at an annual interest rate of 10% rather than 7%. The Company, with Dresdner's consent, has elected to use the new alternative for the interest payable at September 30, 2000 and, as such, the total principal amount of the Notes has been increased to $15,750.

                    Report of Independent Public Accountants
                         on Financial Statement Schedule

We have audited in accordance with generally accepted auditing standards, the financial statements included in Gardenburger, Inc.'s Form 10-K, and have issued our report thereon dated November 7, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule included on page F-18 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                               /s/ ARTHUR ANDERSEN LLP

Portland, Oregon,
   November 7, 2000

                                                                     SCHEDULE II

                               GARDENBURGER, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
     YEAR ENDED DECEMBER 31, 1998, NINE MONTHS ENDED SEPTEMBER 30, 1999 and
                         YEAR ENDED SEPTEMBER 30, 2000
                                 (In thousands)


              Column A                     Column B                      Column C            Column D     Column E
------------------------------------   -----------------------------------------------    ------------------------
                                          Balance         Charged         Charged to                       Balance
                                         at Beginning    to Costs and   Other Accounts -   Deductions -    at End
 Description                              of Period        Expenses        Describe         Describe(a)   of Period
------------------------------------   --------------   --------------  ----------------  -------------  -----------
 Year Ended December 31, 1998:

 Reserves deducted from asset accounts:

 Allowance for uncollectible accounts        $ 275            $ 146               $ -          $ 273        $ 148

 Nine Months Ended September 30, 1999:

 Reserves deducted from asset accounts:

 Allowance for uncollectible accounts        $ 148            $ 190               $ -           $ 37        $ 301

 Year Ended September 30, 2000:

 Reserves deducted from asset accounts:

 Allowance for uncollectible accounts        $ 301             $ 20               $ -           $ 57        $ 264


(a) Charges to the account included in this column are for the purposes for which the reserve was created as well as a reduction in the reserve to levels estimated to be appropriate by the Company.