Form 10-Q
period 2000-12-31
GARDENBURGER INC
filed 2001-02-14
CIK 859735

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

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

Yes      X                 No
    ----------                  ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  COMMON STOCK WITHOUT PAR VALUE                            9,002,101
            (Class)                            (Outstanding at February 5, 2001)

================================================================================

                               GARDENBURGER, INC.
                                    FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION                                             Page
------------------------------                                             ----

Item 1. Financial Statements

        Balance Sheets - December 31, 2000 and September 30, 2000            2

        Statements of Operations - Quarters Ended December 31, 2000
        and 1999                                                             3

        Statements of Cash Flows - Quarters Ended December 31, 2000
        and 1999                                                             4

        Notes to Financial Statements                                        5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            7

Item 3. Quantitative and Qualitative Disclosures About Market Risk          11

PART II - OTHER INFORMATION
---------------------------

Item 2. Changes in Securities and Use of Proceeds                           12

Item 6. Exhibits and Reports on Form 8-K                                    12

Signatures                                                                  13

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                               GARDENBURGER, INC.
                                 BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                         DECEMBER 31,            SEPTEMBER 30,
                                                                             2000                    2000
                                                                      -------------------     -------------------

Current Assets:
    Cash and cash equivalents                                         $            1,877      $            2,178
    Accounts receivable, net of allowances of
       $258 and $264                                                               3,903                   4,098
    Inventories, net                                                               7,950                   7,499
    Prepaid expenses                                                               1,663                   2,079
                                                                      -------------------     -------------------
        Total Current Assets                                          $           15,393      $           15,854

Property, Plant and Equipment, net of accumulated
       depreciation of $4,478 and $5,235                                           6,226                   7,342
Other Assets, net of accumulated amortization of
       $1,309 and $1,207                                                           1,867                   1,964
                                                                      -------------------     -------------------
        Total Assets                                                  $           23,486      $           25,160
                                                                      ===================     ===================


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Short-term note payable                                           $            3,250      $            2,591
    Accounts payable                                                               1,192                   1,876
    Payroll and related liabilities payable                                        1,189                   1,411
    Other current liabilities                                                      1,291                   1,918
                                                                      -------------------     -------------------
        Total Current Liabilities                                                  6,922                   7,796

Other Long-Term Liabilities                                                          153                     162
Convertible Notes Payable                                                         15,750                  15,000

Convertible Redeemable Preferred Stock                                            37,605                  36,513

Shareholders' Equity (Deficit):
    Preferred Stock, no par value, 5,000,000 shares
      authorized                                                                       -                       -
    Common Stock, no par value, 25,000,000 shares
      authorized; shares issued and outstanding:
      9,002,101 and 8,972,601                                                     11,189                  11,153
    Additional paid-in capital                                                    12,405                  12,405
    Retained deficit                                                             (60,538)                (57,869)
                                                                      -------------------     -------------------
       Total Shareholders' Equity (Deficit)                                      (36,944)                (34,311)
                                                                      -------------------     -------------------
       Total Liabilities and Shareholders' Equity (Deficit)           $           23,486      $           25,160
                                                                      ===================     ===================



      The accompanying notes are an integral part of these balance sheets.

                               GARDENBURGER, INC.
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                          FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                                     ------------------------------------------------------
                                                                              2000                          1999
                                                                     ------------------------      ------------------------
Net sales                                                            $                12,603       $                18,750
Cost of goods sold                                                                     6,658                         8,781
                                                                     ------------------------      ------------------------
Gross margin                                                                           5,945                         9,969

Operating expenses:
    Sales and marketing                                                                5,497                         6,885
    General and administrative                                                         1,350                         2,013
                                                                     ------------------------      ------------------------
                                                                                       6,847                         8,898
                                                                     ------------------------      ------------------------
Operating income (loss)                                                                 (902)                        1,071

Other income (expense):
    Interest income                                                                       25                            55
    Interest expense                                                                    (640)                         (404)
    Other, net                                                                           (60)                          (18)
                                                                     ------------------------      ------------------------
                                                                                        (675)                         (367)
                                                                     ------------------------      ------------------------
Income (loss) before provision for income taxes                                       (1,577)                          704
Provision for income taxes                                                                 -                           260
                                                                     ------------------------      ------------------------
Income before preferred dividends                                                     (1,577)                          444
Preferred dividends                                                                    1,092                         9,216
                                                                     ------------------------      ------------------------
Net loss available for common shareholders                           $                (2,669)      $                (8,772)
                                                                     ========================      ========================

Basic and diluted net loss per share                                 $                 (0.30)      $                 (0.99)
                                                                     ========================      ========================

Shares used in per share calculations                                                  8,995                         8,849
                                                                     ========================      ========================



        The accompanying notes are an integral part of these statements.

                               GARDENBURGER, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                              THREE MONTHS ENDED DECEMBER 31,
                                                                          --------------------------------------
                                                                                2000                 1999
                                                                          -----------------    -----------------
Cash flows from operating activities:

   Income (loss) before preferred dividends                               $         (1,577)    $            444
   Effect of exchange rate on operating accounts                                         -                   (1)
   Adjustments to reconcile income (loss) before preferred
      dividends to net cash flows used in operating activities:
         Deferred income taxes                                                           -                  252
         Depreciation and amortization                                                 518                  593
         Other non-cash (income) expense                                               225                   (9)
         Loss on sale of property and equipment                                        106                   29
         (Increase) decrease in:
            Accounts receivable, net                                                   195               (1,693)
            Inventories, net                                                          (451)              (2,664)
            Prepaid expenses                                                           416                  161
         Increase (decrease) in:
            Accounts payable                                                          (684)              (1,478)
            Payroll and related liabilities payable                                   (222)                 540
            Other current liabilities                                                 (102)                (553)
                                                                          -----------------    -----------------
               Net cash used in operating activities                                (1,576)              (4,379)

Cash flows from investing activities:

   Payments for purchase of property and equipment                                     (90)                (197)
   Proceeds from sale of property and equipment                                        675                1,491
   Other assets, net                                                                    (5)                 (18)
                                                                          -----------------    -----------------
               Net cash provided by investing activities                               580                1,276

Cash flows from financing activities:

   Proceeds from (payments on) line of credit                                          659               (1,500)
   Proceeds from exercise of common stock options                                       36                   72
   Income tax benefit of non-qualified stock option exercises
       and disqualifying dispositions                                                    -                    3
                                                                          -----------------    -----------------
               Net cash provided by (used in) financing activities                     695               (1,425)
                                                                          -----------------    -----------------

Decrease in cash and cash equivalents                                                 (301)              (4,528)

Cash and cash equivalents:
   Beginning of period                                                               2,178                7,033
                                                                          -----------------    -----------------
   End of period                                                          $          1,877     $          2,505
                                                                          =================    =================


        The accompanying notes are an integral part of these statements.

                               GARDENBURGER, INC.
                          NOTES TO FINANCIAL STATEMENTS
       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE INDICATED)
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION
------------------------------
The financial information included herein for the quarterly periods ended December 31, 2000 and 1999 and the financial information as of December 31, 2000 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of September 30, 2000 is derived from Gardenburger, Inc.'s (the Company's) 2000 Annual Report on Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  INVENTORIES
--------------------
Inventories are valued at standard cost, which approximates the lower of cost (using the first-in, first-out (FIFO) method) or market, and include materials, labor and manufacturing overhead.

                           DECEMBER 31, 2000           SEPTEMBER 30, 2000
                          ---------------------       --------------------
Raw materials                     $1,233                     $1,126
Packaging and supplies               340                        354
Finished goods                     6,378                      6,019
                          ---------------------       --------------------
                                  $7,950                     $7,499
                          =====================       ====================

NOTE 3.  SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH ACTIVITY
-----------------------------------------------------------------
Supplemental disclosure of cash flow information and non-cash activity is as follows:


                                                         QUARTERLY PERIODS ENDED
                                                              DECEMBER 31,
                                                        ------------------------
                                                            2000          1999
                                                        -----------     --------
Cash paid during the period for income taxes                 $ 9          $  5
Cash paid during the period for interest                      75            83
Issuance of additional  Convertible  Notes in lieu of
  cash payment of interest expense on Convertible Notes      750             -
Non-cash preferred dividends                               1,092         9,216

NOTE 4.  EARNINGS PER SHARE
---------------------------
Basic earnings per share ("EPS") and diluted EPS are the same for the period ended December 31, 2000 and 1999 since the Company was in a loss position.

Potentially dilutive securities that are not included in the diluted EPS calculation because they would be antidilutive are as follows:

                                                      DECEMBER 31,
                                       -----------------------------------------
                                             2000                      1999
                                       ----------------          ---------------
Stock options                               3,042                     3,206
Convertible notes                           1,379                     1,305
Convertible preferred stock                 4,062                     4,062
                                       ----------------          ---------------
  Total                                     8,483                     8,573
                                       ================          ===============

NOTE 5.  AMENDMENT TO CONVERTIBLE NOTES
---------------------------------------
In December 2000, the Company and Dresdner agreed to amend the Convertible Notes to provide an additional alternative for interest payments. The Company may elect, with prior written consent from Dresdner, to satisfy its semiannual obligation to pay interest on the Notes by increasing the then unpaid principal amount of the Notes by an amount equal to the interest then payable. Under this alternative, the interest payable shall be calculated at an annual interest rate of 10% rather than 7%. The Company, with Dresdner's consent, elected, in December 2000, to use the new alternative for the interest payable at September 30, 2000 and, as such, the total principal amount of the Convertible Notes has been increased to $15,750.

NOTE 6.  SALE OF PROPERTY
-------------------------
In October 2000, the Company sold the production facility it owned in Portland, Oregon for net proceeds to the Company of approximately $645. There was no significant gain or loss on the sale.

NOTE 7.  POTENTIAL NASDAQ DELISTING
-----------------------------------
The Company has received notice from the Nasdaq Stock Market, Inc. that the Company failed to maintain a minimum bid price of $5.00 over the 30 consecutive trading days preceding the date of the notice, October 23, 2000. The $5.00 bid price is required for continued listing on the Nasdaq National Market under Maintenance Standard 2. The Company has requested a hearing with the Nasdaq Listing Qualification Panel, which is scheduled to take place on February 22, 2001. The Company's Common Stock will continue to trade under the symbol GBUR pending the outcome of the hearing. The Company is taking steps to attempt to comply with the minimum bid price requirement. At its annual meeting of shareholders to be held on February 13, 2001, the Company will ask its shareholders to approve an amendment to the Company's articles of incorporation to effect a reverse split of its Common Stock with a ratio of one-for-five, one-for-six or one-for-seven, as determined by the Board of Directors. Even if the minimum bid price of the Company's Common Stock increases above $5.00 per share following the reverse split, there is no assurance that the Company's Common Stock will remain listed on the Nasdaq National Market.

On January 9, 2001, the Company received an additional letter from Nasdaq stating the Company's Common Stock had failed to maintain a minimum market value of public float of $15,000 over the last 30 consecutive trading days as required by The Nasdaq National Market under Marketplace Rule 4450(b)(3). The Company was given 90 days to regain compliance with the Rule or be subject to delisting. The public float issue will be discussed with the Nasdaq Listing Qualification Panel at the February 22, 2001 meeting.

If the Company's stock is delisted, the Company expects that its Common Stock will trade in the over-the-counter market and be quoted on the NASD's OTC Bulletin Board.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS

NET SALES
Net sales decreased 32.8 percent to $12.6 million for the quarter ended December 31, 2000 (herein referred to as the first quarter of fiscal 2001) from $18.8 million for the quarter ended December 31, 1999 (herein referred to as the first quarter of fiscal 2000). The decrease is primarily related to lower unit sales due to competition and the consumer's desire for meat alternative choices beyond burgers. Additionally, the Company experienced a disruption of its Canadian distribution in the quarter ended December 31, 2000 due to the financial difficulties of its distributor in that country. As of January 2001, the Company is negotiating with a new distributor and plans to have the Canadian business back on line in the second fiscal quarter of 2001.

GROSS MARGIN
Gross margin decreased to $5.9 million, or 47.2 percent of net sales, for the first quarter of fiscal 2001 compared to $10.0 million, or 53.2 percent of net sales, for the first quarter of fiscal 2000. The decrease in the gross margin and gross margin percentage is primarily due to decreased production levels as a result of lower sales.

SALES AND MARKETING EXPENSE
Sales and marketing expenses decreased to $5.5 million (43.6 percent of net sales) for the first quarter of fiscal 2001 from $6.9 million (36.7 percent of net sales) for the first quarter of fiscal 2000. The decrease in sales and marketing expenditures is primarily due to lower incentive spending with trade customers, reduced fixed selling overhead and reduced variable selling costs such as freight and commissions. These cost reductions are associated with lower sales levels as well as cost saving measures implemented in the past year. The increase as a percentage of net sales is a result of decreased sales during the first quarter of fiscal 2001.

GENERAL AND ADMINISTRATIVE EXPENSE
General and administrative expenses decreased to $1.4 million (10.7 percent of net sales) for the first quarter of fiscal 2001 compared to $2.0 million (10.7 percent of net sales) for the first quarter of fiscal 2000 as fiscal 2000 included certain one-time costs related to new strategic initiatives and these costs were not duplicated in fiscal 2001. In addition, the Company has reduced its headcount and certain other overhead costs at its Portland, Oregon facility.

LOSS FROM OPERATIONS
Loss from operations was $0.9 million in the first quarter of fiscal 2001 compared to income from operations of $1.1 million for the first quarter of fiscal 2000, primarily as a result of lower sales and gross margins as a percentage of sales, as discussed above.

INTEREST EXPENSE
Interest expense was $640,000 in the first quarter of fiscal 2001 compared to $404,000 in the first quarter of fiscal 2000 as a result of increased debt balances and the increase in the interest rate in December 2000 to 10% from 7% on the Dresdner notes for the six month period ended September 30, 2000.

INCOME TAXES
A valuation allowance has been recorded for the full amount of deferred tax assets due to the uncertainty regarding the realization of the net deferred tax assets consisting primarily of net operating loss and credit carryforwards.

PREFERRED DIVIDENDS
Preferred dividends were $1.1 million in the first quarter of fiscal 2001 compared to $9.2 million in the first quarter of fiscal 2000. In April 1999, the Company issued $32.5 million of Series A and Series B convertible preferred stock that is entitled to a 12% cumulative annual dividend, resulting in a non-cash quarterly dividend charge of $975,000. In addition, the $2.3 million of related issuance costs are being accreted over five years, the life of the preferred stock, and total approximately $117,000 per quarter. Also, in the first quarter of fiscal 2000, due to an adjustment in the Series B conversion price to $3.75 per share from $10.00 per share, the Company recorded a non-cash charge of $8.1 million related to the implied value of the beneficial conversion feature.

NET LOSS
Net loss available for common shareholders was $2.7 million for the first quarter of fiscal 2001 compared to $8.8 million for the first quarter of fiscal 2000. The $8.8 million loss for the first quarter of fiscal 2000 includes the additional $8.1 million non-cash preferred dividends charge as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2000 working capital was $8.5 million, including $1.9 million of cash and cash equivalents. In the first quarter of fiscal 2001, working capital increased by $413,000 compared to September 30, 2000 and the current ratio increased to 2.2:1 from 2.0:1.

Cash and cash equivalents decreased $301,000 from September 30, 2000, primarily due to $1.6 million used in operations and $90,000 used for the purchase of property and equipment, offset by $675,000 of proceeds from the sale of property and $659,000 of proceeds from the Company's line of credit.

Accounts receivable decreased $195,000 to $3.9 million at December 31, 2000 from $4.1 million at September 30, 2000. Days sales outstanding increased to 29 days at December 31, 2000 from 28 days at September 30, 2000.

Inventories increased $451,000 to $8.0 million at December 31, 2000 from $7.5 million at September 30, 2000 primarily as a result of lower than anticipated sales levels. Inventory turned 3.5 times on an annualized basis for the first quarter of fiscal 2001 compared to 4.1 times on an annualized basis for the first quarter of fiscal 2000.

Accounts payable decreased $684,000 to $1.2 million at December 31, 2000 from $1.9 million at September 30, 2000, primarily as a result of decreased raw material purchases at the end of December 2000 as production was curtailed for routine maintenance.

Other current liabilities decreased $627,000 to $1.3 million at December 31, 2000 from $1.9 million at September 30, 2000, primarily as a result of the elimination of $525,000 of interest due to Dresdner at September 30, 2000, which was exchanged for additional principal of $750,000 in December 2000.

Capital expenditures of $90,000 during the first quarter of fiscal 2001 primarily resulted from expenditures for production equipment. Capital expenditures are estimated to total approximately $500,000 for fiscal 2001, primarily for equipment to support new products at the Company's production facility.

The Company has outstanding $15.8 million of 7 percent Convertible Senior Subordinated Notes (the "Notes") held by Dresdner Kleinwort Benson Private Equity Partners L.P. ("Dresdner"). The Notes were amended in December 2000 to permit the Company to pay interest, with Dresdner's prior consent, by adding the amount of the interest payment to the principal amount, provided that such interest payment is calculated at 10 percent rather than 7 percent. The Notes are convertible into shares of the Company's Common Stock at the option of the holder until maturity in 2003, at which time they will be due in full if not previously converted. The Company may also elect to redeem the Notes, if not previously converted, at any time after March 27, 2000. The conversion price of the Notes at December 31, 2000 was $11.42 per share, as adjusted to reflect the issuance of convertible preferred stock and the adjustment of the conversion price of the Company's Series B convertible preferred stock, as well as stock option grants. Under the terms of the Note Purchase Agreement, as amended, relating to the Notes, the Company must comply with the following financial covenant:

         The Company must not have a cumulative cash loss in excess of $5.0 million from December 23, 1999 through December 23, 2002.

At December 31, 2000, the Company was in compliance with this covenant.

In April 1999, the Company closed a stock purchase agreement selling $32.5 million of convertible preferred stock to several investors. Under the terms of the agreement, the Company sold an aggregate of 2,762,500 shares of Series A convertible preferred stock and 487,500 shares of Series B convertible preferred stock to members of the investor group, at a price of $10 per share for each series, or an aggregate consideration of $32.5 million, and received net proceeds of $30.2 million. At December 31, 2000, the Series A preferred shares were convertible at a price of $10 per share and the Series B preferred shares were convertible at $3.75 per share (subject to antidilution adjustments) at any time at the discretion of the holder. Both series of preferred stock are entitled to a 12 percent cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of the Company. Shares may not be redeemed until December 31, 2004, at which time they may be redeemed at the election of the holders or, under certain conditions, at the discretion of the Company. The redemption value of the Series A and Series B convertible preferred stock is $27.6 million and $4.9 million, respectively. The difference between the carrying amount and the redemption value of the convertible preferred stock is being accreted as additional preferred dividends over the period until redemption.

In December 1999, the Company entered into a Loan and Security Agreement with Banc of America Commercial Finance Corporation (the "Agreement"). Effective October 2, 2000, Banc of America sold the loan under the existing agreement to Wells Fargo Business Credit, Inc. The Agreement provides for a line of credit based on eligible accounts receivable and inventories of up to $25.0 million (assuming 30 percent participation by another lender) and expires on December 23, 2002. The interest rate on the line is prime plus 0.125%, or 9.625%, at December 31, 2000. The Company had $3.3 million outstanding under this line at December 31, 2000. There is one financial covenant under the Agreement as follows: the Company must not have a cumulative cash loss in excess of $5.0 million from the origination date of the Agreement through the expiration date of the Agreement. At December 31, 2000, the Company was in compliance with this covenant.

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

NEW ACCOUNTING PRONOUNCEMENTS
In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS 137 and 138 for its fiscal year beginning October 1, 2000. The
Company does not currently have any derivative instruments, nor does it participate in hedging activities, and therefore the adoption of these standards did not have any impact on its financial position or results of operations.

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

In May 2000, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"). EITF 00-14 is intended to provide consensus guidance for the accounting for sales subject to rebates and revenue sharing arrangements as well as coupons and discounts. The issue addresses the income statement classification of rebates and other discounts as well as the accounting for those rebates and discounts. As a result of additional discussion by the EITF, the implementation date of EITF 00-14 has been delayed until the later of: a) annual financial statements for the fiscal year beginning after December 15, 1999, or b) financial statements for the fiscal quarter beginning after March 15, 2001. The Company anticipates adopting EITF 00-14 in the fourth quarter of fiscal 2001. Upon application of the consensus, comparative financial statements for prior periods should be reclassified to comply with the classification guidelines of EITF 00-14. While it is expected that EITF 00-14 will have an impact on the Company's financial statements, the impact is expected to be limited to the classification of expense items within the statements of operations. Currently, given the guidance of EITF 00-14, the Company anticipates reclassifying coupon expense as a reduction of sales rather than as a sales and marketing expense.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

The Company's only financial instrument with market risk exposure is its variable rate line of credit. At December 31, 2000, the Company had $3.3 million outstanding under this credit line at an annual interest rate of 9.625 percent. A hypothetical 10 percent change in interest rates would not have a material impact on the Company's cash flows.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
-------  -----------------------------------------

In March 1998, the Company sold $15 million aggregate principal amount of 7 percent Convertible Senior Subordinated Notes (the "Notes") at par to Dresdner Kleinwort Benson Private Equity Partners LP ("Dresdner"). In December 2000, the Company and Dresdner agreed to amend the Notes to permit the Company (with Dresdner's prior consent) to satisfy a semi-annual interest payment obligation by adding the amount of the interest payment to the principal amount, provided that such interest payment is calculated at 10 percent rather than 7 percent. If a change in control or sale of the Company occurs, the additional amount of principal resulting from using this payment alternative will be convertible into shares of the Company's Common Stock at the market price on the date the interest payment was due instead of the market price at the time of the change in control or sale.

The Company elected to use the new payment alternative for the interest payable at September 30, 2000, resulting in an increase in the principal amount of the Notes by $750,000. The Company relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 with respect to the increase in the amount of Notes outstanding.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a) The exhibits filed as a part of this report are listed below and this list is intended to comprise the exhibit index:

         Exhibit No.
         -----------
10.1 Second Amendment, dated January 5, 2001 to Note Purchase Agreement between the Company and Dresdner Kleinwort Benson Private Equity Partners L.P.

10.2 Employment Agreement dated January 15, 2001 between Gardenburger, Inc. and Scott C. Wallace.


(b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   February 12, 2001                   GARDENBURGER, INC.


                                            By: /s/Scott C. Wallace
                                                --------------------------------
                                            Scott C. Wallace
                                            Director, President and Chief
                                             Executive Officer
                                            (Principal Executive Officer)



                                            By: /s/Lorraine Crawford
                                                --------------------------------
                                            Lorraine Crawford
                                            Corporate Controller and Acting
                                             Chief Financial Officer
                                            (Principal Accounting Officer)