Form 10-Q
period 2001-03-31
GARDENBURGER INC
filed 2001-05-14
CIK 859735

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     ---------------------------------------

                                    FORM 10-Q

                     ---------------------------------------


(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

                         Commission file number 0-20330

                           --------------------------

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

                           ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X                 No
    ----------                ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       COMMON STOCK WITHOUT PAR VALUE                        9,002,101
                  (Class)                           (Outstanding at May 4, 2001)


================================================================================

                               GARDENBURGER, INC.
                                    FORM 10-Q
                                      INDEX



PART I - FINANCIAL INFORMATION                                             Page

Item 1. Financial Statements

        Balance Sheets - March 31, 2001 and September 30, 2000               2

        Statements of Operations - Three Month and Six Month Periods
        Ended March 31, 2001 and 2000                                        3

        Statements of Cash Flows - Six Months Ended March 31, 2001
        and 2000                                                             4

        Notes to Financial Statements                                        5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            7

Item 3. Quantitative and Qualitative Disclosures About Market Risk          11

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                           12

Item 4. Submission of Matters to a Vote of Security Holders                 12

Item 6. Exhibits and Reports on Form 8-K                                    13

Signatures                                                                  14

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

                               GARDENBURGER, INC.
                                 BALANCE SHEETS
                      (In thousands, except share amounts)



                                                                          MARCH 31,              SEPTEMBER 30,
                                                                             2001                    2000
                                                                      -------------------     -------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                         $            1,974      $            2,178
    Accounts receivable, net of allowances of
       $273 and $264                                                               2,914                   4,098
    Inventories, net                                                               7,625                   7,499
    Prepaid expenses                                                               1,656                   2,079
                                                                      -------------------     -------------------
        Total Current Assets                                                      14,169                  15,854

Property, Plant and Equipment, net of accumulated
       depreciation of $4,900 and $5,235                                           6,099                   7,342
Other Assets, net of accumulated amortization of
       $1,410 and $1,207                                                           1,765                   1,964
                                                                      -------------------     -------------------
        Total Assets                                                  $           22,033      $           25,160
                                                                      ===================     ===================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Short-term note payable                                           $            3,241      $            2,591
    Accounts payable                                                               2,156                   1,876
    Payroll and related liabilities payable                                          678                   1,411
    Other current liabilities                                                      1,175                   1,918
                                                                      -------------------     -------------------
        Total Current Liabilities                                                  7,250                   7,796

Other Long-Term Liabilities                                                          144                     162
Convertible Notes Payable                                                         16,538                  15,000

Convertible Redeemable Preferred Stock                                            38,696                  36,513

Shareholders' Equity (Deficit):
    Preferred Stock, no par value, 5,000,000 shares
      authorized                                                                       -                       -
    Common Stock, no par value, 25,000,000 shares
      authorized; shares issued and outstanding:
      9,002,101 and 8,972,601                                                     11,189                  11,153
    Additional paid-in capital                                                    12,405                  12,405
    Retained deficit                                                             (64,189)                (57,869)
                                                                      -------------------     -------------------
       Total Shareholders' Deficit                                               (40,595)                (34,311)
                                                                      -------------------     -------------------
       Total Liabilities and Shareholders' Equity (Deficit)           $           22,033      $           25,160
                                                                      ===================     ===================



      The accompanying notes are an integral part of these balance sheets.

                               GARDENBURGER, INC.
                            STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)

                                                      Three months ended March 31,            Six months ended March 31,
                                                  -----------------------------------    -----------------------------------
                                                       2001                2000                2001               2000
                                                  ---------------    ----------------    ---------------    ----------------
Net sales                                         $       12,725     $        14,361     $       25,328     $        33,111
Cost of goods sold                                         7,473               7,709             14,131              16,490
                                                  ---------------    ----------------    ---------------    ----------------
Gross margin                                               5,252               6,652             11,197              16,621

Operating expenses:
    Sales and marketing                                    5,872               7,002             11,369              13,887
    General and administrative                             1,288               1,662              2,638               3,675
                                                  ---------------    ----------------    ---------------    ----------------
                                                           7,160               8,664             14,007              17,562
                                                  ---------------    ----------------    ---------------    ----------------
Operating loss                                            (1,908)             (2,012)            (2,810)               (941)

Other income (expense):
    Interest income                                           21                  25                 46                  80
    Interest expense                                        (682)               (499)            (1,322)               (903)
    Other, net                                                10                (166)               (50)               (184)
                                                  ---------------    ----------------    ---------------    ----------------
                                                            (651)               (640)            (1,326)             (1,007)
                                                  ---------------    ----------------    ---------------    ----------------
Loss before benefit from income taxes                     (2,559)             (2,652)            (4,136)             (1,948)
Benefit from income taxes                                      -                 954                  -                 694
                                                  ---------------    ----------------    ---------------    ----------------
Loss before preferred dividends                           (2,559)             (1,698)            (4,136)             (1,254)
Preferred dividends                                        1,092               1,093              2,184              10,309
                                                  ---------------    ----------------    ---------------    ----------------
Net loss available for common shareholders                (3,651)             (2,791)            (6,320)            (11,563)
                                                  ===============    ================    ===============    ================

Net loss per share - basic and diluted            $        (0.41)    $         (0.32)    $        (0.70)    $         (1.31)
                                                  ===============    ================    ===============    ================

Shares used in per share calculations                  9,002,101           8,850,451          8,998,370           8,849,517
                                                  ===============    ================    ===============    ================


        The accompanying notes are an integral part of these statements.

                               GARDENBURGER, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                SIX MONTHS ENDED MARCH 31,
                                                                              -----------------------------------------
                                                                                     2001                  2000
                                                                              -------------------    ------------------
Cash flows from operating activities:
   Loss before preferred dividends                                            $           (4,136)    $          (1,254)
   Effect of exchange rate on operating accounts                                               -                    (3)
   Adjustments to reconcile loss before preferred dividends to net cash flows used in operating activities:
         Deferred income taxes                                                                 -                  (701)
         Depreciation and amortization                                                     1,035                 1,128
         Income tax benefit of non-qualified stock option exercises
           and disqualifying dispositions                                                      -                     3
         Other non-cash expense                                                            1,013                   400
         Loss on sale of property and equipment                                              106                   204
         (Increase) decrease in:
            Accounts receivable, net                                                       1,184                 1,565
            Inventories, net                                                                (126)               (2,583)
            Prepaid expenses                                                                 423                   393
         Increase (decrease) in:
            Accounts payable                                                                 280                (5,082)
            Payroll and related liabilities payable                                         (733)                1,046
            Other current liabilities                                                       (218)               (1,144)
                                                                              -------------------    ------------------
               Net cash used in operating activities                                      (1,172)               (6,028)

Cash flows from investing activities:
   Payments for purchase of property and equipment                                          (389)                 (371)
   Proceeds from sale of property and equipment                                              675                 1,491
   Other assets, net                                                                          (4)                  (26)
                                                                              -------------------    ------------------
               Net cash provided by (used in) investing activities                           282                 1,094

Cash flows from financing activities:
   Proceeds from (payments on) line of credit                                                650                  (500)
   Proceeds from exercise of common stock options                                             36                    72
                                                                              -------------------    ------------------
               Net cash provided by (used in) financing activities                           686                  (428)
                                                                              -------------------    ------------------

Decrease in cash and cash equivalents                                                       (204)               (5,362)

Cash and cash equivalents:
   Beginning of period                                                                     2,178                 7,033
                                                                              -------------------    ------------------
   End of period                                                              $            1,974     $           1,671
                                                                              ===================    ==================

        The accompanying notes are an integral part of these statements.

                               GARDENBURGER, INC.
                          NOTES TO FINANCIAL STATEMENTS
       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION
-----------------------------
The financial information included herein for the three and six-month periods ended March 31, 2001 and 2000 and the financial information as of March 31, 2001 is unaudited. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of September 30, 2000 is derived from Gardenburger, Inc.'s (the Company's) 2000 Annual Report on Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2. INVENTORIES
-------------------
Inventories are valued at standard cost, which approximates the lower of cost (using the first-in, first-out (FIFO) method) or market, and include materials, labor and manufacturing overhead.

                                        MARCH 31,            SEPTEMBER 30,
                                          2001                    2000
                                  ------------------       -----------------
Raw materials                             $1,373                     $1,126
Packaging and supplies                       397                        354
Finished goods                             5,855                      6,019
                                  ------------------       -----------------
                                          $7,625                     $7,499
                                  ==================       =================

NOTE 3. SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------
Supplemental disclosure of cash flow information is as follows:

                                                                           SIX MONTHS ENDED MARCH 31,
                                                                  ---------------------------------------------
                                                                        2001                        2000
                                                                  ------------------          -----------------
Cash paid during the period for income taxes                              $  9                       $  5
Cash paid during the period for interest                                   166                        197
Stock issued in exchange for interest expense                                -                        419
Issuance of additional  Convertible Notes in lieu of cash payment of interest expense on Convertible Notes
                                                                         1,538                          -
Non-cash preferred dividends                                             2,184                     10,309


NOTE 4. EARNINGS PER SHARE
--------------------------
Basic earnings per share ("EPS") and diluted EPS are the same for all periods presented since the Company was in a loss position in all periods.

Potentially dilutive securities that are not included in the diluted EPS calculation because they would be antidilutive are as follows:

                                                   MARCH 31,
                                   -----------------------------------------
                                         2001                      2000
                                   ----------------          ---------------
Stock options                           3,085                     3,285
Convertible notes                       1,487                     1,313
Convertible preferred stock             4,062                     4,062
                                   ----------------          ---------------
  Total                                 8,634                     8,660
                                   ================          ===============

NOTE 5.  AMENDMENT TO CONVERTIBLE NOTES
---------------------------------------
In December 2000, the Company and the holder of the Convertible Notes, Dresdner Kleinwort Benson Private Equity Partners ("Dresdner") agreed to amend the Convertible Notes to provide an additional alternative for interest payments. The Company may elect, with prior written consent from Dresdner, to satisfy its semiannual obligation to pay interest on the Notes by increasing the then unpaid principal amount of the Notes by an amount equal to the interest then payable. Under this alternative, the interest payable is calculated at an annual interest rate of 10% rather than 7%. The Company, with Dresdner's consent, elected in December 2000 to use the new alternative for the interest payable at September 30, 2000, and also elected to use this method for interest payable at March 31, 2001, resulting in an increase of the total principal amount of the Convertible Notes to $16,538.

NOTE 6.  SALE OF PROPERTY
-------------------------
In October 2000, the Company sold the production facility it owned in Portland, Oregon for net proceeds to the Company of approximately $645. There was no significant gain or loss on the sale.

NOTE 7. NASDAQ DELISTING
------------------------
Due to the Company's failure to meet the Nasdaq's $5.00 per share minimum bid price and $15,000 minimum market value of public float requirements, the Company's Common Stock was delisted from the Nasdaq National Market System on March 1, 2001. The Company's Common Stock now trades on the over-the-counter market and is quoted on the NASD's OTC Bulletin Board.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS

NET SALES
Net sales decreased to $12.7 million in the three months ended March 31, 2001 (the "second quarter of fiscal 2001") from $14.4 million in the three months ended March 31, 2000 (the "second quarter of fiscal 2000") and decreased to $25.3 million for the six months ended March 31, 2001 compared to $33.1 million for the six months ended March 31, 2000. The decreases are primarily related to lower unit sales due to competition and consumer preference for meat alternative choices beyond burgers. Additionally, the Company experienced a disruption of its Canadian distribution in the first quarter of fiscal 2001 due to the financial difficulties of its distributor in that country. During the second quarter of fiscal 2001, the Company began utilizing a new Canadian distributor.

GROSS MARGIN
Gross margin decreased to $5.3 million and $11.2 million, respectively (41.3 percent and 44.2 percent of net sales, respectively), for the three and six month periods ended March 31, 2001 compared to $6.7 million and $16.6 million, respectively (46.3 percent and 50.2 percent of net sales, respectively), for the comparable periods of fiscal 2000. The decreases in the gross margin are primarily a result of lower sales and a decreased gross margin percentage. The decreases in the gross margin percentage are primarily due to decreased production levels as a result of lower sales of veggie burgers and costs related to the start-up of production of the new Chik'N Grill product. The Chik'N Grill production was fully on-line by March 31, 2001.

SALES AND MARKETING EXPENSE
Sales and marketing expense decreased to $5.9 million and $11.4 million, respectively (46.1 percent and 44.9 percent of net sales, respectively), for the three and six month periods ended March 31, 2001, compared to $7.0 million and $13.9 million, respectively (48.8 percent and 41.9 percent of net sales, respectively), for the three and six month periods ended March 31, 2000. The decrease in sales and marketing expenditures is primarily due to lower incentive spending with trade customers, reduced fixed selling overhead and reduced variable selling costs such as freight and commissions. These cost reductions are associated with lower sales levels as well as cost saving measures implemented in the past twelve months. The increase as a percentage of net sales in the six months ended March 31, 2001 is a result of decreased sales during the first six months of fiscal 2001 compared to the same period of fiscal 2000.

GENERAL AND ADMINISTRATIVE EXPENSE
General and administrative ("g&a") expense decreased to $1.3 million and $2.6 million, respectively (10.1 percent and 10.4 percent of net sales, respectively), for the three and six month periods ended March 31, 2001 compared to $1.7 million and $3.7 million, respectively (11.6 percent and 11.1 percent of net sales, respectively), for the three and six month periods ended March 31, 2000. The decrease is primarily the result of certain one-time costs related to new strategic initiatives in fiscal 2000, which were not duplicated in fiscal 2001. In addition, the Company reduced its headcount and certain other overhead costs at its Portland, Oregon facility in fiscal 2001.

LOSS FROM OPERATIONS
Loss from operations was $1.9 million and $2.8 million, respectively, for the three and six month periods ended March 31, 2001 compared to loss from operations of $2.0 million and $0.9 million, respectively, for the comparable periods of fiscal 2000. The increase in operating loss for the six month period ended March 31, 2001 was primarily a result of lower sales and gross margins as a percentage of sales, as discussed above, partially offset by lower sales and marketing and general and administrative expenses.

INTEREST EXPENSE
Interest expense was $682,000 and $1.3 million, respectively, for the three and six month periods ended March 31, 2001 compared to $499,000 and $903,000 for the comparable periods of fiscal 2000. The increase was primarily a result of the increase in the interest rate to 10% from 7% on the Convertible Notes for the six month period ended September 30, 2000, effective in December 2000, and for the six month period ended March 31, 2001.

INCOME TAXES
An income tax benefit was not recorded for the three and six month periods ended March 31, 2001 compared to a tax benefit of $954,000 and $694,000 for the comparable periods of fiscal 2000. As of September 30, 2000 a valuation allowance was recorded for the full amount of deferred tax assets due to the uncertainty regarding the realization of the net deferred tax assets, consisting primarily of net operating loss and credit carryforwards.

PREFERRED DIVIDENDS
Preferred dividends were $1.1 million and $2.2 million for the three and six month periods ended March 31, 2001 compared to $1.1 million and $10.3 million for the comparable periods of fiscal 2000. In April 1999, the Company issued $32.5 million of Series A and Series B convertible preferred stock that is entitled to a 12% cumulative annual dividend, resulting in a non-cash quarterly dividend charge of $975,000. In addition, the $2.3 million of related issuance costs are being accreted over five years, the life of the preferred stock, and total approximately $117,000 per quarter. Also, in the first quarter of fiscal 2000, due to an adjustment in the Series B conversion price to $3.75 per share from $10.00 per share, the Company recorded a non-cash charge of $8.1 million related to the implied value of the beneficial conversion feature.

NET LOSS AVAILABLE FOR COMMON SHAREHOLDERS
Net loss available for common shareholders was $3.7 million and $6.3 million, respectively, for the three and six month periods ended March 31, 2000 compared to $2.8 million and $11.6 million, respectively, for the comparable periods of fiscal 2000. The $11.6 million loss available for common shareholders for the six months ended March 31, 2000 includes the additional $8.1 million non-cash preferred dividends charge in the first quarter of fiscal 2000 as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, working capital was $6.9 million, including $2.0 million of cash and cash equivalents. In the first six months of fiscal 2001, working capital decreased by $1.1 million compared to September 30, 2000 and the current ratio remained constant at 2.0:1.

Cash and cash equivalents decreased $204,000 from September 30, 2000, primarily due to $1.2 million used in operations and $389,000 used for the purchase of property and equipment, offset by $675,000 of proceeds from the sale of property and $650,000 of proceeds from the Company's line of credit.

Accounts receivable decreased $1.2 million to $2.9 million at March 31, 2001 from $4.1 million at September 30, 2000. Days sales outstanding decreased to 24 days at March 31, 2001 from 28 days at September 30, 2000. The decrease in accounts receivable is primarily a result of lower sales.

Inventories increased $126,000 to $7.6 million at March 31, 2001 from $7.5 million at September 30, 2000. Inventory turned 3.8 times on an annualized basis in the second quarter of fiscal 2001 compared to 3.1 times on an annualized basis for the second quarter of fiscal 2000.

Other current liabilities decreased $743,000 to $1.2 million at March 31, 2001 from $1.9 million at September 30, 2000, primarily as a result of the elimination of $525,000 of interest due to Dresdner Kleinwort Benson Private Equity Partners L.P. ("Dresdner") at September 30, 2000, which was exchanged for additional principal of $750,000 in December 2000.

Capital expenditures of $389,000 during the first six months of fiscal 2001 primarily resulted from expenditures for production equipment. Capital expenditures are estimated to total approximately $700,000 for fiscal 2001, primarily for equipment to support new products at the Company's production facility.

The Company has outstanding $16.5 million of 7 percent Convertible Senior Subordinated Notes (the "Notes") held by Dresdner. The Notes were amended in December 2000 to permit the Company to pay interest, with Dresdner's prior consent, by adding the amount of the interest payment to the principal amount, provided that such interest payment is calculated at 10 percent rather than 7 percent. The Notes are convertible into shares of the Company's Common Stock at the option of the holder until maturity in 2003, at which time they will be due in full if not previously converted. The Company may also elect to redeem the Notes, if not previously converted, at any time beginning March 27, 2000. The conversion price of the Notes at March 31, 2001 was $11.12 per share, as adjusted to reflect the issuance of convertible preferred stock and the adjustment of the conversion price of the Company's Series B convertible preferred stock, as well as stock option grants. Under the terms of the Note Purchase Agreement, as amended, relating to the Notes, the Company must comply with the following financial covenant:

         The Company must not have a cumulative cash loss in excess of $5.0 million from December 23, 1999 through December 23, 2002.

At March 31, 2001, the Company was in compliance with this covenant.

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

In December 1999, the Company entered into a Loan and Security Agreement with Banc of America Commercial Finance Corporation (the "Agreement"). Effective October 2, 2000, Banc of America sold the loan under the existing agreement to Wells Fargo Business Credit, Inc. The Agreement provides for a line of credit based on eligible accounts receivable and inventories of up to $25.0 million (assuming 30 percent participation by another lender) and expires on December 23, 2002. The interest rate on the line is prime plus 0.125%, or 8.125%, at March 31, 2001. The Company had $3.2 million outstanding under this line at March 31, 2001. There is one financial covenant under the Agreement as follows: the Company must not have a cumulative cash loss in excess of $5.0 million from the origination date of the Agreement through the expiration date of the Agreement. At March 31, 2001, the Company was in compliance with this covenant.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

The Company's only financial instrument with market risk exposure is its variable rate line of credit. At March 31, 2001, the Company had $3.2 million outstanding under this credit line at an annual interest rate of 8.125 percent. A hypothetical 10 percent change in interest rates would not have a material impact on the Company's cash flows.

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

The Company elected to use the new payment alternative for the interest payable at September 30, 2000 and March 31, 2001, resulting in an increase in the principal amount of the Notes by $750,000 and $788,000, respectively. The Company relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 with respect to the increases in the amount of Notes outstanding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

The annual meeting of the shareholders of the Company was held on February 13, 2001, at which time the following actions were taken:

1. The five nominees for election by the holders of Common Stock and Preferred Stock and the two director nominees for election by the holders of the Series A Preferred Stock as directors of the Company were elected. The voting results follow:

                 Director Name              Shares Voted For    Shares Withheld
                 -------------              ----------------    ---------------
     Alexander P. Coleman                        10,072,455           345,746
     Ronald C. Kesselman                         10,172,040           246,161
     Richard L. Mazer                            10,187,440           230,761
     Scott C. Wallace                            10,187,905           230,296
     Paul F. Wenner                              10,089,312           328,889

     Kyle A. Anderson (Series A shares only)      1,721,250               -
     Jason M. Fish (Series A shares only)         1,721,250               -

2.  The shareholders approved the Gardenburger, Inc. 2001 Stock Incentive Plan.

     No. of Shares Voting   No. of Shares Voting   No. of Shares   No. of Broker
             For:                 Against:          Abstaining:      Non-Votes:
     --------------------   --------------------   -------------   -------------
           5,173,785              647,031              42,690        4,554,695

3. The shareholders approved an amendment to the Company's Articles of Incorporation to effect a reverse stock split of the Company's Common Stock and grant to the Company's Board of Directors the authority to set the ratio for the reverse split at one-for-five, one-for-six or one-for-seven or to not complete the reverse split, in its sole discretion.

     No. of Shares Voting   No. of Shares Voting   No. of Shares   No. of Broker
             For:                 Against:          Abstaining:      Non-Votes:
     --------------------   --------------------   -------------   -------------
           9,953,037              419,027              46,137           -

As discussed in Note 7 to the Company's financial statements included in Part I of this report, the Company's common stock was delisted from the Nasdaq Stock Market effective March 1, 2001, in part due to the Company's inability to meet the minimum market value of public float requirement. Therefore, the Board of Directors has determined not to implement a reverse stock split at this time because the intended purpose of the reverse split, to enable the Company to meet the minimum bid price requirement of the Nasdaq Stock Market, is no longer relevant.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a) THE EXHIBITS FILED AS A PART OF THIS REPORT ARE LISTED BELOW AND THIS LIST IS INTENDED TO COMPRISE THE EXHIBIT INDEX:
          Exhibit No.
          ----------
          10.1 Second Amendment, dated January 5, 2001 to Note Purchase Agreement between the Company and Dresdner Kleinwort Benson Private Equity Partners L.P. Incorporated by reference from the Company's Form 10-Q for the quarter ended December 31, 2000 as filed with the Securities and Exchange Commission on February 14, 2001.
          10.2 Employment Agreement dated January 15, 2001 between Gardenburger, Inc. and Scott C. Wallace. Incorporated by reference from the Company's Form 10-Q for the quarter ended December 31, 2000 as filed with the Securities and Exchange Commission on February 14, 2001.
          10.3 Gardenburger, Inc. 2001 Stock Incentive Plan, as amended.
          10.4 Separation Agreement and Release, dated March 30, 2001, between the Company and Peter W. Shipp.
          10.5 Memorandum dated May 4, 2000 from Lyle G. Hubbard to Lorraine Crawford.

(b)  REPORTS ON FORM 8-K:
     There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 14, 2001               GARDENBURGER, INC.


                                 By: /s/ SCOTT C. WALLACE
                                     -------------------------------------------
                                 Scott C. Wallace
                                 Director, President and Chief Executive Officer (Principal Executive Officer)


                                 By: /s/LORRAINE CRAWFORD
                                     -------------------------------------------
                                 Lorraine Crawford
                                 Vice President of Finance and
                                 Corporate Controller
                                 (Principal Accounting Officer)