Form 10-Q
period 2001-06-30
GARDENBURGER INC
filed 2001-08-09
CIK 859735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0–20330

GARDENBURGER, INC.
(Exact name of registrant as specified in its charter)

Oregon	93-0886359

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

1411 SW Morrison Street, Suite 400, Portland, Oregon	97205

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  503–205-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       ☒                       No        ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value	9,002,101
(Class)	(Outstanding at August 6, 2001)

GARDENBURGER, INC.
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GARDENBURGER, INC.
BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2001	September 30, 2000

Assets
Current Assets:
Cash and cash equivalents	$2,545	$2,178
Accounts receivable, net of allowances of $265 and $264	4,658	4,098
Inventories, net	7,504	7,499
Prepaid expenses	1,179	2,079

Total Current Assets	15,886	15,854

Property, Plant and Equipment, net of accumulateddepreciation of $5,291 and $5,235	5,783	7,342
Other Assets, net of accumulated amortization of$1,511 and $1,207	1,739	1,964

Total Assets	$23,408	$25,160

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Short-term note payable	$2,833	$2,591
Accounts payable	2,122	1,876
Payroll and related liabilities payable	743	1,411
Other current liabilities	1,522	1,918

Total Current Liabilities	7,220	7,796

Other Long-Term Liabilities	135	162
Convertible Notes Payable	16,538	15,000

Convertible Redeemable Preferred Stock	39,788	36,513

Shareholders' Equity (Deficit):
Preferred Stock, no par value, 5,000,000 shares authorized	-	-
Common Stock, no par value, 25,000,000 shares authorized; shares issued and outstanding: 9,002,101 and 8,972,601	11,189	11,153
Additional paid-in capital	12,405	12,405
Retained deficit	(63,867)	(57,869)

Total Shareholders' Deficit	(40,273)	(34,311)

Total Liabilities and Shareholders' Equity (Deficit)	$23,408	$25,160

The accompanying notes are an integral part of these balance sheets.

GARDENBURGER, INC.
STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three months ended June 30,		Nine months ended June 30,

	2001	2000	2001	2000

Net sales	$19,020	21,333	$44,348	$54,444
Cost of goods sold	9,625	10,956	23,756	27,446

Gross margin	9,395	10,377	20,592	26,998

Operating expenses:
Sales and marketing	6,358	7,888	17,727	21,775
General and administrative	1,192	1,420	3,830	5,095

	7,550	9,308	21,557	26,870

Operating income (loss)	1,845	1,069	(965)	128

Other income (expense):
Interest income	23	20	69	100
Interest expense	(450)	(476)	(1,772)	(1,379)
Other, net	(5)	8	(55)	(176)

	(432)	(448)	(1,758)	(1,455)

Income (loss) before income taxes	1,413	621	(2,723)	(1,327)
(Provision for) benefit from income taxes	-	(233)	-	461

Net income (loss) before preferred dividends	1,413	388	(2,723)	(866)
Preferred dividends	1,091	1,092	3,275	11,401

Net income (loss) available for commonshareholders	$322	$(704)	$(5,998)	$(12,267)

Basic net income (loss) per share	$0.04	$(0.08)	$(0.67)	$(1.38)

Shares used in basic per share calculations	9,002,101	8,926,279	8,999,614	8,875,195

Diluted net income (loss) per share	$0.04	$(0.08)	$(0.67)	$(1.38)

Shares used in diluted per share calculations	9,011,539	8,926,279	8,999,614	8,875,195

The accompanying notes are an integral part of these statements.

GARDENBURGER, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Net loss before preferred dividends	$(2,723)	$(866)
Effect of exchange rate on operating accounts	-	(1)
Adjustments to reconcile net loss before preferred dividends to net cash flows provided by (used in) operating activities:
Deferred income taxes	-	(470)
Depreciation and amortization	1,551	1,670
Other non-cash expense	1,013	419
Loss on sale of property and equipment	120	199
(Increase) decrease in:
Accounts receivable, net	(560)	(112)
Inventories, net	(5)	(416)
Prepaid expenses	900	(66)
Increase (decrease) in:
Accounts payable	246	(4,611)
Payroll and related liabilities payable	(668)	1,019
Other current liabilities	129	(1,294)

Net cash provided by (used in) operating activities	3	(4,529)

Cash flows from investing activities:
Payments for purchase of property and equipment	(509)	(545)
Proceeds from sale of property and equipment	674	1,541
Other assets, net	(4)	(39)

Net cash provided by investing activities	161	957

Cash flows from financing activities:
Proceeds from (payments on) line of credit, net	242	(1,500)
Proceeds from exercise of common stock options	36	76
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	-	1
Other financing activities	(75)	-

Net cash provided by (used in) financing activities	203	(1,423)

Increase (decrease) in cash and cash equivalents	367	(4,995)

Cash and cash equivalents:
Beginning of period	2,178	7,033

End of period	$2,545	$2,038

The accompanying notes are an integral part of these statements.

GARDENBURGER, INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except per share amounts and as otherwise indicated)
(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three and nine-month periods ended June 30, 2001 and 2000 and the financial information as of June 30, 2001 is unaudited. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The financial information as of September 30, 2000 is derived from Gardenburger, Inc.'s (the Company's) 2000 Annual Report on Form 10-K.  The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are valued at standard cost, which approximates the lower of cost (using the first-in, first-out (FIFO) method) or market, and include materials, labor and manufacturing overhead.

	June 30, 2001	September 30, 2000

Raw materials	$1,601	$1,126
Packaging and supplies	391	354
Finished goods	5,512	6,019

	$7,504	$7,499

Note 3. Supplemental Cash Flow Information
Supplemental disclosure of cash flow information is as follows:

	Nine months ended June 30,

	2001	2000

Cash paid during the period for income taxes	$9	$6
Cash paid during the period for interest	262	320
Stock issued in exchange for interest expense	-	419
Issuance of additional Convertible Notes in lieu of cash payment of interest expense on Convertible Notes	1,538	-
Non-cash preferred dividends	3,275	11,401

Note 4. Earnings Per Share

Basic earnings per share (“EPS”) and diluted EPS are the same for all periods presented, except the three months ended June 30, 2001, because the Company was in a loss position in each of the other periods. Following is a reconciliation of basic EPS and diluted EPS for the three months ended June 30, 2001:

Three Months Ended June 30, 2001

Basic EPS	Income	Shares	Per Share Amount

Net income available to common	$322	9,002	$0.04
shareholders

Diluted EPS

Effect of dilutive stock options	-	10

Net Income available to common	$322	9,012	$0.04
shareholders

Potentially dilutive securities that are not included in the diluted EPS calculation because they would be antidilutive are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2001	2000	2001	2000

Stock options	3,002	3,010	3,168	3,010
Convertible Notes	1,519	1,313	1,483	1,313
Convertible Preferred Stock	4,062	4,062	4,062	4,062

	8,583	8,385	8,713	8,385

Note 5.  Amendment to Convertible Notes

In December 2000, the Company and the holder of the Convertible Notes, Dresdner Kleinwort Benson Private Equity Partners (“Dresdner”) agreed to amend the Convertible Notes to provide an additional alternative for interest payments.  The Company may elect, with prior written consent from Dresdner, to satisfy its semiannual obligation to pay interest on the Notes by increasing the then unpaid principal amount of the Notes by an amount equal to the interest then payable.  Under this alternative, the interest payable is calculated at an annual interest rate of 10% rather than 7%.  The Company, with Dresdner’s consent, elected in December 2000 to use the new alternative for the interest payable at September 30, 2000, and also elected to use this method for interest payable at March 31, 2001, resulting in an increase of the total principal amount of the Convertible Notes to $16,538.

Note 6.  Sale of Property

In October 2000, the Company sold the production facility it owned in Portland, Oregon for net proceeds to the Company of approximately $645.  There was no significant gain or loss on the sale.

Note 7. Nasdaq Delisting

Due to the Company’s failure to meet Nasdaq’s $5.00 per share minimum bid price and $15,000 minimum market value of public float requirements, the Company’s Common Stock was delisted from the Nasdaq National Market System on March 1, 2001.  The Company’s Common Stock now trades on the over-the-counter market and is quoted on the NASD’s OTC Bulletin Board.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales

Net sales decreased to $19.0 million in the three months ended June 30, 2001 (the “third quarter of fiscal 2001”) from $21.3 million in the three months ended June 30, 2000 (the “third quarter of fiscal 2000”) and decreased to $44.3 million for the nine months ended June 30, 2001 compared to $54.4 million for the nine months ended June 30, 2000.  The decreases are primarily related to lower unit sales due to competition and consumer preference for meat alternative choices beyond burgers.  Additionally, the Company experienced a disruption of its Canadian distribution in the first quarter of fiscal 2001 due to the financial difficulties of its distributor in that country.  During the second quarter of fiscal 2001, the Company began utilizing a new Canadian distributor.  The $6.3 million increase in sales in the third quarter of fiscal 2001 compared to the second quarter of fiscal 2001 is due to the cyclical nature of veggie burger sales, with consumers purchasing more in the spring and summer months as they increase the level of outdoor cooking (“the grilling season”).

Gross Margin

Gross margin was $9.4 million and $20.6 million, respectively (49.4 percent and 46.4 percent of net sales, respectively), for the three and nine month periods ended June 30, 2001, compared to $10.4 million and $27.0 million, respectively (48.6 percent and 49.6 percent of net sales, respectively), for the comparable periods of fiscal 2000.  The decreases in the gross margin are primarily a result of lower sales and a decreased gross margin percentage for the year to date period.  The decrease in the gross margin percentage for the nine months ended June 30, 2001 is primarily due to decreased production levels as a result of lower sales of veggie burgers and costs related to the start-up of production of the new Chik’N Grill product.  The Chik’N Grill production was fully on-line by March 31, 2001.  The increase in the gross margin percentage to 49.4 percent for the quarter ended June 30, 2001 compared to 41.3 percent for the quarter ended March 31, 2001 is due to increased production and certain efficiencies gained through cost improvement programs at the Company’s production facility.

Sales and Marketing Expense

Sales and marketing expense decreased to $6.4 million and $17.7 million, respectively (33.4 percent and 40.0 percent of net sales, respectively), for the three and nine month periods ended June 30, 2001, compared to $7.9 million and $21.8 million, respectively (37.0 percent and 40.0 percent of net sales, respectively), for the three and nine month periods ended June 30, 2000.  The decrease in sales and marketing expenditures is primarily due to lower incentive spending with trade customers, reduced fixed selling overhead and reduced variable selling costs such as freight and commissions. These cost reductions are associated with lower sales levels as well as cost saving measures implemented in the past twelve months.

General and Administrative Expense

General and administrative expense (“g&a”) decreased to $1.2 million and $3.8 million, respectively (6.3 percent and 8.6 percent of net sales, respectively), for the three and nine month periods ended June 30, 2001, compared to $1.4 million and $5.1 million, respectively (6.7 percent and 9.4 percent of net sales, respectively), for the three and nine month periods ended June 30, 2000.  The decreases are primarily the result of reduced headcount and certain other overhead cost reductions at the Company’s Portland, Oregon facility in fiscal 2001.  In addition, certain one-time costs related to new strategic initiatives occurred in fiscal 2000, which were not duplicated in fiscal 2001.

Income (Loss) from Operations

Income (loss) from operations was $1.8 million and $(1.0) million, respectively, for the three and nine month periods ended June 30, 2001 compared to $1.1 million and $128,000, respectively, for the comparable periods of fiscal 2000.  The increase in operating income for the three months ended June 30, 2001 is due to an increased gross margin percentage and reduced operating expenses as discussed above.  The loss for the nine month period ended June 30, 2001 is primarily a result of lower sales and gross margins as a percentage of sales, as discussed above, partially offset by lower sales and marketing and general and administrative expenses.

Interest Expense

Interest expense was $450,000 and $1.8 million, respectively, for the three and nine month periods ended June 30, 2001, compared to $476,000 and $1.4 million for the comparable periods of fiscal 2000.  The decrease for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 is due to a lower balance outstanding on the Company’s line of credit, partially offset by an increase in the outstanding balance of the Convertible Notes.  The increase for the nine month period ended June 30, 2001 compared to the nine month period ended June 30, 2000 is a result of the increase in the interest rate to 10% from 7% on the Convertible Notes for the six month period ended September 30, 2000, effective in December 2000, and for the six month period ended March 31, 2001, as well as an increase in the outstanding balance of the Convertible Notes, partially offset by a decrease in the balance outstanding and the interest rate on the Company’s line of credit.

Income Taxes

An income tax benefit was not recorded for the three or nine month periods ended June 30, 2001 compared to a tax (provision) benefit of $(233,000) and $461,000 for the comparable periods of fiscal 2000.  As of September 30, 2000 a valuation allowance was recorded for the full amount of deferred tax assets due to the uncertainty regarding the realization of the net deferred tax assets, consisting primarily of net operating loss and credit carryforwards.

Preferred Dividends

Preferred dividends were $1.1 million and $3.3 million for the three and nine month periods ended June 30, 2001 compared to $1.1 million and $11.4 million for the comparable periods of fiscal 2000.  In April 1999, the Company issued $32.5 million of Series A and Series B convertible preferred stock that is entitled to a 12% cumulative annual dividend, resulting in a non-cash quarterly dividend charge of $975,000.  In addition, the $2.3 million of related issuance costs are being accreted over five years, the life of the preferred stock, and total approximately $117,000 per quarter.  Also, in the first quarter of fiscal 2000, due to an adjustment in the Series B conversion price to $3.75 per share from $10.00 per share, the Company recorded a non-cash charge of $8.1 million related to the implied value of the beneficial conversion feature.

Net Income (Loss) Available for Common Shareholders

Net income (loss) available for common shareholders was $322,000 and $(6.0) million, respectively, for the three and nine month periods ended June 30, 2001 compared to $(0.7) million and $(12.3) million, respectively, for the comparable periods of fiscal 2000.  The $12.3 million loss available for common shareholders for the nine months ended June 30, 2000 includes the $8.1 million non-cash preferred dividends charge in the first quarter of fiscal 2000 discussed above.

Liquidity and Capital Resources

At June 30, 2001, working capital was $8.7 million.  In the first nine months of fiscal 2001, working capital increased by $0.6 million compared to September 30, 2000, and the current ratio increased to 2.2:1 from 2.0:1.

Cash and cash equivalents increased $367,000 from September 30, 2000, primarily due to $674,000 of proceeds from the sale of property and $242,000 of proceeds from the Company’s line of credit, offset by $509,000 used for the purchase of property and equipment.

Accounts receivable increased $560,000 to $4.7 million at June 30, 2001 from $4.1 million at September 30, 2000.  Days sales outstanding decreased to 18 days at June 30, 2001 from 28 days at September 30, 2000.  The increase in accounts receivable is primarily a result of increased sales in the third quarter of fiscal 2001 compared to the fourth quarter of fiscal 2000.

Inventories remained constant at $7.5 million at both June 30, 2001 and September 30, 2000.  Inventory turned 5 times on an annualized basis in the third quarters of fiscal 2001 and 2000.

Payroll and related liabilities decreased $668,000 to $743,000 at June 30, 2001 from $1.4 million at September 30, 2000 due to the reduction in personnel in fiscal 2001 and the January 2001 payment of certain retention bonus contracts, which were entered into in fiscal 1999.

Capital expenditures of $509,000 during the first nine months of fiscal 2001 primarily resulted from expenditures for production equipment.  Capital expenditures are estimated to total approximately $700,000 for fiscal 2001, primarily for equipment to support new products at the Company’s production facility.

The Company has outstanding $16.5 million of 7 percent Convertible Senior Subordinated Notes (the “Notes”) held by Dresdner.  The Notes were amended in December 2000 to permit the Company to pay interest, with Dresdner’s prior consent, by adding the amount of the interest payment to the principal amount, provided that such interest payment is calculated at 10 percent rather than 7 percent.  The Notes are convertible into shares of the Company’s Common Stock at the option of the holder until maturity in 2003, at which time they will be due in full if not previously converted.  The Company may also elect to redeem the Notes, if not previously converted, at any time beginning March 27, 2000. The conversion price of the Notes at June 30, 2001 was $10.89 per share, as adjusted to reflect the issuance of convertible preferred stock and the adjustment of the conversion price of the Company’s Series B convertible preferred stock, as well as stock option grants.  Under the terms of the Note Purchase Agreement, as amended, relating to the Notes, the Company must comply with the following financial covenant:

The Company must not have a cumulative cash loss in excess of $5.0 million from December 23, 1999 through December 23, 2002.

At June 30, 2001, the Company was in compliance with this covenant.

In April 1999, the Company closed a stock purchase agreement selling $32.5 million of convertible preferred stock to several investors.  Under the terms of the agreement, the Company sold an aggregate of 2,762,500 shares of Series A convertible preferred stock and 487,500 shares of Series B convertible preferred stock to members of the investor group, at a price of $10 per share for each series, or an aggregate consideration of $32.5 million, and received net proceeds of $30.2 million.  At June 30, 2001, the Series A preferred shares were convertible at a price of $10 per share and the Series B preferred shares were convertible at $3.75 per share (subject to antidilution adjustments) at any time at the discretion of the holder.  Both series of preferred stock are entitled to a 12 percent cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of the Company.  Shares may not be redeemed until December 31, 2004, at which time they may be redeemed at the election of the holders or, under certain conditions, at the discretion of the Company.  The redemption value of the Series A and Series B convertible preferred stock is $27.6 million and $4.9 million, respectively.  The difference between the carrying amount and the redemption value of the convertible preferred stock is being accreted as additional preferred dividends over the period until redemption.

In December 1999, the Company entered into a Loan and Security Agreement with Banc of America Commercial Finance Corporation (the “Agreement”).  Effective October 2, 2000, Banc of America sold the loan under the existing agreement to Wells Fargo Business Credit, Inc.  The Agreement provides for a line of credit based on eligible accounts receivable and inventories of up to $25.0 million (assuming 30 percent participation by another lender) and expires on December 23, 2002.  The interest rate on the line is prime plus 0.125%, or 6.875%, at June 30, 2001.  The Company had $2.8 million outstanding under this line at June 30, 2001.  There is one financial covenant under the Agreement as follows:  the Company must not have a cumulative cash loss in excess of $5.0 million from the origination date of the Agreement through the expiration date of the Agreement.  At June 30, 2001, the Company was in compliance with this covenant.

The Company leases various food processing, production and other equipment in use at its Clearfield, Utah production facility pursuant to two lease agreements between the Company and BA Leasing & Capital Corporation (“BA Capital”), an affiliate of Bank of America.  Each lease agreement contains a cross-default provision stating that any default under any other borrowing or credit agreement that includes a failure to make payment when due or gives the holder a right of acceleration constitutes an event of default.  If an event of default by the Company occurred under the lease agreements with BA Capital, the Company’s manufacturing capacity would be significantly curtailed or even eliminated if BA Capital were to exercise its right to sell the equipment.  In addition, neither lease agreement contains express provisions giving the Company a right to purchase the equipment at the end of the lease terms, which range from five to seven years, depending upon the equipment.

New Accounting Pronouncements

In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 138”).  In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 137”).  SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments.  SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000.  The Company adopted SFAS 137 and 138 for its fiscal year beginning October 1, 2000.  The Company does not currently have any derivative instruments, nor does it participate in hedging activities, and therefore the adoption of these standards did not have any impact on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”).  SAB 101 summarized certain areas of the Staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements.  In June 2000, SAB 101B was issued which deferred the implementation date of SAB 101 until the fourth quarter of the first fiscal year beginning after December 15, 1999.  The Company does not expect that SAB 101 will have a significant impact on its financial condition or results of operations.

In May 2000, the Emerging Issues Task Force (“EITF”), a subcommittee of the Financial Accounting Standards Board, issued EITF No. 00-14 “Accounting for Certain Sales Incentives.”  The EITF subsequently amended the transition provisions of EITF 00-14 in November 2000 and in April 2001.  EITF 00-14 prescribes guidance regarding timing of recognition and income statement classification of costs incurred for certain sales incentive programs.  This guidance requires certain coupons, rebate offers and free products offered concurrently with a single exchange transaction to be recognized when incurred, and reported as a reduction of revenue.  The Company anticipates adopting EITF 00-14 in the second quarter of fiscal 2002.  Upon application of EITF 00-14, comparative financial statements for prior periods should be reclassified to comply with the classification guidelines of EITF 00-14.  While it is expected that EITF 00-14 will have an impact on the Company’s financial statements, the impact is expected to be limited to the classification of revenue and expense items within the statements of operations.  Currently, given the guidance of EITF 00-14, the Company anticipates reclassifying coupon expense as a reduction of sales rather than as a sales and marketing expense.

In April 2001, the EITF issued EITF No. 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.”  EITF No. 00-25 addresses the timing, recognition and classification in the income statement of certain promotional costs paid to a retailer or wholesaler by a vendor in connection with the sale of the vendor’s products or promotion of sales of the vendor’s products by the retailer or wholesaler.  This guidance generally requires these costs to be recognized when incurred and reported as a reduction of revenue.  The Company anticipates adopting EITF 00-25 in the second quarter of fiscal 2002.  Upon application of EITF 00-25, comparative financial statements for prior periods should be reclassified to comply with the classification guidelines of EITF 00-25.  While it is expected that EITF 00-25 will have an impact on the Company’s financial statements, the impact is expected to be limited to the classification of revenue and expense items within the statements of operations.  Currently, given the guidance of EITF 00-25, the Company anticipates reclassifying slotting expense as a reduction of sales rather than as a sales and marketing expense.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”   SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interest method will be prohibited on a prospective basis only.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement.  SFAS No. 142 becomes effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001.  The Company does not expect that the adoption of SFAS No. 141 will have a significant impact on its financial condition or results of operations.   Had the Company adopted SFAS No. 142 at the beginning of fiscal 2001, it would not have recorded amortization of $30,796 and $92,387, respectively, for the three and nine month periods ended June 30, 2001.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s only financial instrument with market risk exposure is its variable rate line of credit.  At June 30, 2001, the Company had $2.8 million outstanding under this credit line at an annual interest rate of 6.875 percent.  A hypothetical 10 percent change in interest rates would not have a material impact on the Company’s cash flows.

PART II – OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	The exhibits filed as a part of this report are listed below and this list is intended to comprise the exhibit index:
Exhibit No.
	10.1	Second Amendment, dated January 5, 2001 to Note Purchase Agreement between the Company and Dresdner Kleinwort Benson Private Equity Partners L.P. Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2000 as filed with the Securities and Exchange Commission on February 14, 2001.
	10.2	Employment Agreement dated January 15, 2001 between Gardenburger, Inc. and Scott C. Wallace. Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2000 as filed with the Securities and Exchange Commission on February 14, 2001.
	10.3	Separation Agreement and Release, dated March 30, 2001, between the Company and Peter W. Shipp. Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2001 as filed with the Securities and Exchange Commission on May 14, 2001.
	10.4	Memorandum dated May 4, 2000 from Lyle G. Hubbard to Lorraine Crawford. Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2001 as filed with the Securities and Exchange Commission on May 14, 2001.
	10.5	Second Addendum to Employment Agreement dated June 2001 between James W. Linford and Gardenburger, Inc.
	10.6	Amendment dated June 2001 to Stock Option Agreement dated January 20, 1992 between Paul F. Wenner and Gardenburger, Inc.
	10.7	Gardenburger, Inc. 2001 Stock Incentive Plan as Amended and Restated Effective June 1, 2001.

(b)	Reports on Form 8-K:
There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2001	GARDENBURGER, INC.

By: /s/ SCOTT C. WALLACE

Scott C. Wallace
Director, President and Chief Executive Officer
(Principal Executive Officer)

By: /s/LORRAINE CRAWFORD

Lorraine Crawford
Vice President of Finance and
Corporate Controller
(Principal Accounting Officer)