Form 10-K
period 2001-09-30
GARDENBURGER INC
filed 2001-12-10
CIK 859735

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0- 20330

GARDENBURGER, INC.
(Exact name of registrant as specified in its charter)

OREGON (State or other jurisdiction of incorporation or organization)	93-0886359 (I.R.S. Employer Identification No.)

1411 SW Morrison Street, Suite 400, Portland, Oregon 97205
(Address of principal executive offices)

Registrant's telephone number, including area code: (503) 205-1500

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
(Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant is $2,828,816 as of December 5, 2001 based upon the average bid and asked prices as reported by the NASD's OTC Bulletin Board ($0.40).

    The number of shares outstanding of the Registrant's Common Stock as of December 5, 2001 was 9,002,101 shares.

Documents Incorporated by Reference

    The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement for its 2002 Annual Meeting of Shareholders.

GARDENBURGER, INC.
2001 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

1

PART I

Item 1. Business

General

    Gardenburger, Inc. (the "Company" or "Gardenburger") was organized in 1985 as an Oregon corporation under the name Wholesome & Hearty Foods, Inc. and completed its initial public offering in 1992. The Company changed its name to Gardenburger, Inc., in October 1997. Until March 1, 2001, the Company's Common Stock was traded on the National Market Tier of the Nasdaq Stock Market under the symbol "GBUR." Because the Company no longer met certain Nasdaq listing requirements, beginning March 1, 2001, the Company's Common Stock trades on the over-the-counter market and is quoted on the NASD's OTC Bulletin Board.

Company Overview

    Gardenburger is a leading producer and marketer of branded veggie burgers and meat alternative products. The Company's Gardenburger® product line, featuring the Original Gardenburger® veggie burger, is a leading national brand in the retail grocery, food service, club store and natural foods channels of distribution.

    During 1999, the Company elected to change its fiscal year to a September 30 fiscal year-end. Results for 1999 are therefore reflected in a nine-month "stub" year. The Company operates in one business segment. See Note 1 to the Company's financial statements included in this report.

    As a result of product development and consumer and trade marketing, the Company has emerged as a leader in the veggie burger segment of the meat alternative category. The past year has seen an overall expansion of consumer consumption of meat alternative products, particularly of new, innovative products. Veggie burgers remain the entry point to this market, with consumers quickly expanding to the wider range of meat alternative products rapidly becoming available in the marketplace. In response to this broadening of consumer tastes, the Company expanded its product line in fiscal 2001 beyond the burger occasion to include center-of-the-plate meatless options such as a chicken fillet, pork ribs, meatballs, and a ground beef alternative. The addition of these products has allowed the Company to categorize its product line into products "From the Garden," such as the original grain-based veggie burger; products "Off the Grill," such as its breakthrough Flame Grilled Hamburger alternative, the Chik'N Grill chicken fillet and the new Riblets; and products used "In the Kitchen," such as Meatless Meatballs.

    The Company intends to continue as an innovative force in the meat alternative category with the objective of being a leading provider of meatless meal alternatives in the four primary distribution channels in which it distributes its products—retail grocery stores; food service, including restaurants, universities and other commercial outlets; club stores; and natural foods outlets. The Company currently distributes its products through more than 25,000 retail outlets, 35,000 food service outlets, 640 club store locations and 3,500 natural foods stores.

    Within the retail grocery channel, the Company's largest channel of distribution, the Company has approximately 121,000 retail grocery placements of its products, representing an all commodity volume ("ACV")1 penetration of 82%, with an average of 5 product variations available in each retail outlet. Each product line is commonly referred to as a stock keeping unit ("SKU").

All commodity volume compares the total sales volume of the stores carrying the Company's products to the total sales volume throughout the retail grocery channel.

Business Strategy

    In recent years, the Company has seen increased competition in the veggie burger segment of the meat alternative category and has seen consumer penetration of meat alternative burgers decline due to heavy spending by competitors to build market share rather than increase category consumption. Gardenburger's business strategy consists of the following key elements:

    Focus on Achieving Profitability.  During fiscal 2001, Gardenburger's management was focused on achieving near-term profitability. To move towards this goal, Gardenburger made substantial reductions in fixed overhead as it shifted to an overhead structure that fits its current level of business yet provides an acceptable platform for future growth. This new business model resulted in lower sales revenue throughout fiscal 2001 and improved operating results in the second half of fiscal 2001. The Company plans to continue the drive towards profitability in fiscal 2002 and will manage each distribution channel with a goal of channel profitability for the year. There is no assurance that Gardenburger will be able to successfully execute this strategy and maintain its market share in the veggie burger segment, particularly given the current highly competitive retail market.

    Introduce New Products Beyond Veggie Burgers.  In fiscal 2001, Gardenburger moved beyond the veggie burger segment of the meat alternative category. Although the category is not drawing new users, current consumers are adding new items to their menu with increasing frequency. Grocery sales in the veggie burger segment decreased approximately 5% percent in fiscal 2001; however, sales in the non-burger meat alternative segment increased approximately 20% percent. To take advantage of this trend, the Company launched Chik'N Grill™, a chicken alternative product, in the first quarter of fiscal 2001, and Riblets, a meatless barbequed pork rib alternative, and Meatless Meatballs in the fourth quarter of fiscal 2001. Gardenburger believes that new product introductions in other segments of the meat alternative category will support its efforts to maintain a leadership position in all channels and reinforce the Gardenburger brand.

    Increase Key Channel Penetration.  The Company is already a leader in the retail grocery, food service, club store and natural foods distribution channels. The Company's goal is to manage a strong brand position in these channels with profitability in all channels. The Company recognizes that increased competition in the grocery channel may result in a loss of market share. The Company is aggressively pursuing profitable growth in the food service and club store channels where it has a strong presence and wide distribution. In fiscal 2001, the Company entered into a co-branding arrangement with Costco, the nation's largest club store chain, under which a special formula of the Company's flagship Gardenburger Original™ product is sold nationwide under the combined Gardenburger and Kirkland Signature names. In addition, Gardenburger believes that other distribution channels, such as fast food chains, present growth opportunities and the Company continues to actively pursue these markets.

Products

    Gardenburger is committed to offering better for you, great tasting, and convenient meatless food choices to consumers. The Company's principal products are grain, vegetable and soy-based veggie burgers, which are offered in more than nine flavors. Gardenburger also offers specialized products in certain channels, including Gardenburger Sub®, GardenSausage® and GardenVegan®. In fiscal 2001, the Company introduced its Chik'N Grill™ product, which imitates the taste and texture of chicken; Riblets, which imitate the taste and texture of boneless pork ribs; and soy-based Meatless Meatballs.

    Gardenburger's recipes for its products are proprietary, although they contain commonly known ingredients. Veggie-grain based burgers contain fresh mushrooms, brown rice, onions, rolled oats, cheeses, bulgur wheat, natural seasonings and spices. Soy based products are seasoned to taste like chicken, pork or ground beef. All of the Company's meat alternative products are considerably lower in fat and calories than respective meat products of comparable weight and are all natural.

    The Company's retail grocery products are as follows:

From the Garden Products

Product	Description	Characterizing Ingredients	Fat	Calories
The Original Gardenburger®	Veggie-grain style burger	Mushrooms, brown rice, onions, rolled oats and low-fat cheese	3g	120
Gardenburger Santa Fe®	Spicy, Mexican flavor burger	Red and black beans, Anaheim chilies, red and yellow bell peppers, cilantro	2.5g	130
Gardenburger Veggie Medley®	Veggie-grain style burger	Soy cheese, broccoli, carrots, red and yellow bell peppers	0g	90
Gardenburger Savory Mushroom™	Gourmet burger	Portabella mushrooms, wild rice	2.5g	120
Gardenburger Fire Roasted Vegetable™	Gourmet burger	Roasted garlic, sun-dried tomatoes	2.5g	120

Off the Grill Products

Product	Description	Characterizing Ingredients	Fat	Calories
Gardenburger Hamburger Style® Classic	Hamburger analog burger	Soy, wheat gluten	1g	90
Gardenburger Flame Grilled™ Hamburger Style	Flame grilled hamburger analog burger	Soy	4g	120
Gardenburger Chik'N Grill™	Flame grilled analog chicken	Soy, wheat gluten	2.5g	100
Gardenburger Riblets™	Analog pork rib with sauce	Soy, wheat gluten	5g	210

In the Kitchen Products

Product	Description	Characterizing Ingredients	Fat	Calories
Gardenburger Meatless Meatballs™	Analog meatball	Soy	4.5g	110

Club Channel Products

Product	Description	Characterizing Ingredients	Fat	Calories
Kirkland Signature Gardenburger®	Veggie-grain style burger	Soy	5g	200
Gardenburger Flame Grilled™ Hamburger Style	Flame grilled hamburger analog burger	Soy	5g	160
Gardenburger Chik'N Grill™	Flame grilled analog chicken	Soy, wheat gluten	3g	120

Food Service Products

Product	Description	Characterizing Ingredients
48/3.4 oz. Original Gardenburger 60/2.5 oz. Original Gardenburger 72/3.4 oz. Original Gardenburger	Veggie-grain style burger	Mushrooms, brown rice, onions, rolled oats and low-fat cheese
48/2.75 oz. Garden Deli Sub	Veggie-grain style burger	Mushrooms, brown rice, onions, rolled oats and low-fat cheese
48/3.4 oz. Gardenburger Veggie Vegan 60/2.5 oz. Gardenburger Veggie Vegan	Veggie-grain style burger	Soy cheese, broccoli, carrots, red and yellow bell peppers
48/3.4 oz. Gardenburger Sante Fe 60/2.5 oz. Gardenburger Santa Fe	Spicy, Mexican flavor burger	Red and black beans, Anaheim chilies, red and yellow bell peppers, cilantro
48/3.4 oz. Flame Grilled Soy	Flame grilled hamburger analog burger	Soy
36/5 oz. Garden Steak	Veggie-grain style burger	Mushrooms, brown rice, onions, rolled oats and low-fat cheese
48/3.4 oz. Gardenburger Fire Roasted Vegetable	Gourmet burger	Roasted garlic, sun-dried tomatoes
80/2.0 oz. Hamburger Classic	Hamburger analog burger	Soy, wheat gluten
106/1.5 oz. GardenSausage	Sausage patty analog	Soy, wheat gluten
4/2.5# Meatless Crumbles	Hamburger analog burger	Soy, wheat gluten
53/3.0 oz. Chik'n Grill	Flame grilled analog chicken	Soy, wheat gluten
1/10# (220 Nuggets) Chik'n Nuggets	Breaded nuggets of analog chicken	Soy, wheat gluten

    All of the Company's products are frozen. Gardenburger grain-veggie burgers sold in retail grocery stores weigh 2.5 ounces and come in boxes containing four patties. Gardenburger grain-veggie burgers sold in the food service channel are available in both 3.4-ounce and 5-ounce sizes. Gardenburger grain-veggie burgers are distributed to club stores in packages of 12, 15 or 18 burgers of 3.4 ounces each. Chik'N Grill sold in retail grocery stores weigh 2.5 ounces and come in boxes containing four patties. Chik'N Grill sold in food service and club stores are 3.0-ounces. Riblets are sold in retail grocery in packages of two 5-ounce servings and Meatballs are sold in retail grocery in 12-ounce packages.

Distribution

    The Company primarily distributes its products into four channels: retail grocery, food service, club stores and natural foods stores.

    Retail Grocery.  Gardenburger veggie burgers can now be found in more than 25,000 grocery stores with over 121,000 placements at September 30, 2001. The Company's ACV penetration in the U.S. retail grocery channel is approximately 82% as of September 30, 2001, with an average of 5 SKUs. The Company's products are currently carried in the majority of the major U.S. retail grocery chains.

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

    Club Stores.  The Company's products are distributed to club stores with over 640 locations, including Costco and Sam's Club. Currently, these stores carry the Costco co-branded Gardenburger/Kirkland Signature or the Gardenburger Flame Grilled™ Hamburger Style veggie burger in the 3.4 ounce food service size.  The Company is currently testing its Chik'N Grill product in two Costco regions.

    Natural Foods.  The Company's products are distributed to more than 3,500 natural food stores, including Whole Foods and Wild Oats. The Company utilizes food brokers that specialize in natural foods stores.

    The Company's ability to expand distribution in each of the described channels will depend in part on consumer preferences, and to a certain extent on continuation of the current trends of health awareness, emphasis on reduced consumption of red meat, as well as safety concerns associated with red and white meat. There is always a risk that further development of low fat red or white meat products or technological advances that limit food-borne disease risks may lead to a change in consumer preferences and reduce demand for meat replacement products. Demand for the Company's products may be adversely affected by such changes, which may occur rapidly and without warning. Because of the Company's current primary dependence on a single product line, any change in consumer preferences or increase in competition in the veggie burger market segment would adversely affect the Company's business to a greater degree than if it had multiple significant product lines.

    The Company sells its products in North America primarily through approximately 60 independent, commissioned food brokers and 500 active distributors. The retail food brokers have close working relationships with the leading grocery chains, club stores and natural food stores and arrange for sales of Gardenburger products, which the Company then ships directly to the retailers' warehouses. Products sold into the food service channel are purchased from the Company by distributors who arrange for shipment by temperature-controlled truck to their frozen storage warehouses in principal cities throughout the United States for distribution to food service outlets and some Canadian grocery and food service outlets. The Company has no long-term contracts with its food brokers and distributors and occasionally changes brokers or distributors in an effort to increase coverage in a geographic region. The Company could experience a substantial temporary or permanent decline in net sales if one or more of the Company's major food brokers or distributors were to discontinue handling the Company's products, go out of business, or decide to emphasize distributing products of the Company's competitors.

    The following table lists selected retailers, distributors and food service outlets that offer the Company's products for sale to consumers:

Retail	Food Service (Continued)
Grocery	Restaurants
A&P	Applebee's
AWG	Arctic Circle
Albertsons	A&W
Burris Foods Wholesale	Burgerville
C&S Wholesale	Carrows
Cub Stores	Coco's
Demoulas	Dairy Queen
Dillon's Stores	Damon's
Dominick's	Flamers
Fleming Wholesale	Foster Freeze
Fred Meyer	Fuddruckers
Giant Eagle	IHOP
Giant Food	Lyons
Hannaford	Marie Callenders
Jewel	Red Robin
King/Cullen	Sizzler
King Supers	Subway
Kroger	T.G.I. Friday's
Marsh	Village Inn
Meijers
Nash Finch Wholesale	Hotels
Publix Super Markets	Holiday Inn
QFC	Marriott
Rainbow Foods	Sheraton
Raley's
Ralph's	Universities
Randall's	Colorado University
Safeway	DePaul
Shaw's	Harvard
Smith's	Indiana University
Shoprite	Johns Hopkins University
Stop and Shop	MIT
Supervalu Wholesale	Princeton
Thriftway	Purdue
Tops	Stanford
Von's	University of California, Berkeley
Wakefern	UCLA
Wal-Mart	University of Chicago
Wegmans	USC
White Rose Wholesale
Winn-Dixie	Sports/Entertainment
Dodger Stadium
Natural Foods	Yankee Stadium
Wild Oats	Rose Garden
Whole Foods	Six Flags
Universal Studios
Club Stores
Costco	Contract Management Companies
Sam's Club	ARAMARK
Bon Apetit
Food Service Distributors	Compass
Alliant	Gukenheimer
Food Services of America	Sodexho/Marriott
Dot Foods
Sysco
U. S. Food Service (formerly Rykoff-Sexton)

    The Company's sales by region are as follows:

	% of Net Sales
Region
	FY 2001	FY 2000	FY 1999
Northeast	27%	26%	27%
Southwest	6%	6%	9%
Midwest	16%	17%	14%
Northwest	34%	34%	34%
Southeast	13%	13%	13%
Canada	4%	4%	3%

	100%	100%	100%

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

    Gardenburger's Vice President of Grocery and Club Sales and its Senior Vice President of Food Service and International lead the Company's internal sales efforts. Gardenburger's regional sales force is located strategically in the Company's primary geographic sales regions and in proximity to its brokers, is divided into a food service division, a retail grocery division and a club division. The regional sales directors have substantial sales and industry experience. These regional sales directors coordinate the efforts of the food brokers and distributors.

    Marketing.  Gardenburger curtailed its media advertising in fiscal 2000 and 2001 and instead focused its spending on trade customers as a way to more directly influence consumers. Gardenburger's marketing efforts are timed to take advantage of seasonal increases in demand attributable to the summer grilling season and the tendency of Americans to renew their commitment to a healthy lifestyle each January. Gardenburger continues to gain positive consumer acceptance due to the October 1999 announcement by the U.S. Food and Drug Administration ("FDA") that certain amounts of soy consumed as part of a healthy diet may reduce the risk of heart disease.

Research and Development

    Gardenburger's research and development activities are focused on the development of new meat alternative products outside the veggie burger sub-category of the meat alternative market, as well as improvement and increased efficiency in the manufacturing process. The Company continues to work on expanding its line of soy-based meat analogs as soy continues to garner positive national attention. The Company conducts its research and development activities at its facilities in Clearfield, Utah.

    In fiscal 2001, 2000 and 1999, the Company spent approximately $188,000, $319,000 and $553,000, respectively, on research and development activities.

Manufacturing

    The Company's 120,000 square-foot Clearfield facility handles multiple manufacturing lines for the Company's products. The Company believes the Clearfield facility will be able to support the Company's growth plans for the foreseeable future. Clearfield, Utah is a more central location than Portland, Oregon, with better distribution routes.

    The production process involves cleaning, chopping and mixing the ingredients, then forming, baking and quick-freezing the products and finally packaging them. Gardenburger's manufacturing process at its Clearfield facility is highly automated, mixing and baking products in assembly-line fashion with minimal human interaction. The Clearfield facility also utilizes newly-developed, proprietary ovens that quickly cook the products. Products are shipped, fully cooked, frozen and packaged via temperature controlled trucks to distributors throughout North America.

    The Company considers food safety a high priority and has prepared, in conjunction with government agencies, a Hazard Analysis and Critical Control Point (HACCP) system and other programs directed at ensuring the safety of Gardenburger's products. HACCP is a comprehensive system food companies use to monitor specific steps in food production to identify safety issues. Using this type of system, the Company can focus on the areas in which greatest risks exist and implement preventive measures.

    A significant disruption in the Clearfield facility's production capacity as a result of, for instance, fire, severe weather, regulatory actions, work stoppages or other factors, could disable the Company's capacity to manufacture its products. If Gardenburger meat alternative products became less available, consumers may switch to another brand of products and grocery stores may reduce shelf space allocated to Gardenburger's products. Any significant disruption in manufacturing would likely have a material adverse effect on the Company's results of operations and financial condition.

Competition

    The market for veggie burgers and other meat alternative products is highly competitive. The Company's products compete primarily on the basis of brand preference, taste, quality of natural ingredients, ease of preparation, availability, price and consumer awareness.

    Gardenburger believes that its products compare favorably to those offered by its competitors. The Company prices its products competitively to its primary competitors. The calorie and fat content of Gardenburger® products is generally equivalent to that of competitors' products.

    The Company believes that its principal competitors are The Kellogg Company, which distributes its products under the "Morningstar Farms," and "Harvest Burger" brand names to the food service and retail grocery channels; and Phillip Morris/Kraft Food Products, which distributes soy-based meat analog products primarily in the retail grocery, club and natural food channels under the "Boca Burger" label. These companies have substantially greater financial and marketing resources than Gardenburger. In addition, other major national food products companies could decide to produce meat alternative products at any time in the future.

    The Company's products also compete indirectly with low fat meat products, such as ConAgra's Healthy Choice 96 percent Extra Lean Ground Beef burger, and chicken or turkey based low fat products distributed by several large companies such as Tyson Foods, and with frozen, mass-produced low calorie/low fat entrees, including national brands such as Healthy Choice, Lean Cuisine and Weight Watchers. Large companies with substantially greater financial resources, name recognition and marketing resources than the Company produce these products.

Significant Customers

    Sysco Foods ("Sysco") and Dot Foods ("Dot") each accounted for 10.1 percent of the Company's fiscal 2001 revenue. At September 30, 2001, Sysco accounted for 17.8 percent and Dot accounted for 13.1 percent of the outstanding accounts receivable balance. Both are food service distributors and sell the Company's products to restaurants, hotels, and other food service customers. The loss of these customers could have a material adverse effect on the Company's business; however, there are competing food service distributors through which the Company's products could be purchased by the end users.

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

Employees

    As of September 30, 2001, the Company had approximately 180 full-time equivalent employees, including 42 employees at its headquarters in Portland and 138 at its Clearfield facility. None of the Company's employees are subject to a collective bargaining agreement, and the Company believes its relations with its employees to be good.

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

Management Information Systems

    In March 1999, the Company upgraded its systems with a single Baan enterprise resource planning system. This upgrade is expected to meet the Company's information systems needs for the next several years. In addition to integrating manufacturing, sales and accounting functions, the Baan system increased the availability of real-time information for management analysis and use in operations. The Baan system has enhanced the Company's production planning (planning of raw material purchases)

and demand forecasting (matching supply to distribution centers with order volume) capabilities. The Baan system also includes pallet tagging, bar coding and scanning applications that facilitate tracking of raw materials and finished goods through the Company's manufacturing operation. The Baan system has enabled the Company to expand its use of EDI if desired by customers and suppliers, which the Company believes will expedite order entry, payment and cash collection processes.

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

    The Company leases 120,000 square feet of production space at Freeport Center, Building A-16, in Clearfield, Utah, pursuant to a five-year lease that terminates on December 31, 2002. The Company has the option to renew the lease for two successive five-year terms. The monthly rent on this facility is currently $30,500.

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

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the quarter ended September 30, 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    Until March 1, 2001, the Company's Common Stock traded on the National Market tier of The Nasdaq Stock Market under the symbol GBUR. Due to the Company's failure to meet certain Nasdaq listing requirements, subsequent to March 1, 2001, the Company's Common Stock began trading on the over-the-counter market and is quoted on the NASD's OTC Bulletin Board. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The high and low sales prices (bid quotations after March 1, 2001) for the two years in the period ended September 30, 2001 were as follows:

Fiscal 2000	High	Low
Quarter 1	$9.25	$5.50
Quarter 2	7.13	4.44
Quarter 3	6.00	3.44
Quarter 4	5.75	2.19
Fiscal 2001	High	Low
Quarter 1	$3.44	$0.34
Quarter 2	1.19	0.44
Quarter 3	1.00	0.51
Quarter 4	0.92	0.36

    The number of shareholders of record and approximate number of beneficial owners of the Company's Common Stock at November 16, 2001 were 578 and 7,000, respectively.

    There were no cash dividends declared or paid in 2001 or 2000 on the Company's Common Stock. The Company does not anticipate declaring cash dividends on its Common Stock in the foreseeable future. The Company may not, without the consent of Dresdner Kleinwort Benson Private Equity Partners, LP ("Dresdner"), declare or pay any cash dividends or make any distributions with respect to its capital stock or other equity securities to the extent that at least $5 million in principal amount remains outstanding under the Company's convertible senior subordinated notes and Dresdner owns a majority of the then outstanding principal amount.

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

Item 6. Selected Financial Data

	Year Ended September 30,		Nine Months Ended September 30, 1999	Year Ended December 31,
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
	2001	2000		1998	1997
Statement of Operations Data(1)
Net sales	$59,557	$71,043	$60,106	$100,120	$56,837
Gross margin	26,999	34,906	25,772	49,550	29,601
Sales and marketing expense	22,392	28,288	48,021	58,513	26,191
General and administrative expense	4,997	7,304	5,064	5,387	5,471
Restructuring and other charges	—	—	2,684	—	—
Operating loss	(390)	(686)	(29,997)	(14,350)	(2,061)
Preferred dividends	4,367	12,492	1,980	—	—
Net loss available for common shareholders	$(7,156)	$(32,653)	$(22,146)	$(10,042)	$(1,393)
Basic and diluted net loss per share	$(0.80)	$(3.67)	$(2.51)	$(1.16)	$(0.16)
Balance Sheet Data
Working capital	$9,857	$8,058	$11,741	$7,354	$11,504
Total assets	22,061	25,160	52,702	55,048	26,470
Long-term convertible notes payable	17,364	15,000	15,000	15,000	—
Convertible redeemable preferred stock	40,880	36,513	32,147	—	—
Shareholders' equity (deficit)	(41,431)	(34,311)	(10,319)	10,926	19,839

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

General

    Approximately 95 percent of the Company's net sales are attributable to the Gardenburger® veggie burger (and related veggie patty products). However, consumers are quickly moving to the wider range of meat alternative products rapidly becoming available in the marketplace. In response to this development in consumer tastes, the Company expanded its product line in fiscal 2001 to include a chicken fillet alternative, a pork rib alternative, an imitation meatball, and a crumbles or ground meat alternative. The addition of these innovative products has allowed the Company to categorize its product line into products "From the Garden," such as the original grain-based veggie burgers; products "Off the Grill," such as its breakthrough Flame Grilled Hamburger alternative, the Chik'N Grill chicken fillet and the new Riblets; and products used "In the Kitchen," such as the imitation meatballs.

Results of Operations

    The following table is derived from the Company's Statements of Operations for the periods indicated and presents the results of operations as a percentage of net sales.

Year Ended(1)	September 30, 2001	September 30, 2000	September 30, 1999
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	54.7	50.9	57.1

Gross margin	45.3	49.1	42.9
Sales and marketing expense	37.6	39.8	79.9
General and administrative expense	8.4	10.3	8.4
Restructuring charges	—	—	4.5

Operating loss	(0.7)	(1.0)	(49.9)
Other expense	(4.0)	(2.8)	(2.3)

Loss before income taxes	(4.7)	(3.8)	(52.2)
Income tax (expense) benefit	—	(24.6)	18.7

Loss before preferred dividends	(4.7)	(28.4)	(33.5)
Preferred dividends	(7.3)	(17.6)	(3.3)

Net loss	(12.0)%	(46.0)%	(36.8)%

(1)
Statement of operations data for 1999 includes only nine months of activity due to the Company's change in its fiscal year during 1999 from a calendar year to a fiscal year ended September 30.

2001 Compared to 2000

    Net sales.  Net sales for fiscal 2001 decreased to $59.6 million from $71.0 million for fiscal 2000. The decrease is primarily due to lower unit sales due to competition and consumer preference for meat alternative choices beyond burgers. In response to this development in consumer tastes, the Company expanded its product line in fiscal 2001 to include a chicken fillet alternative, a pork rib alternative, an imitation meatball, and a crumbles or ground meat alternative. Additionally, the Company experienced a disruption of its Canadian distribution in the first quarter of fiscal 2001 due to the financial difficulties of its distributor in that country. During the second quarter of fiscal 2001, the Company began utilizing a new Canadian distributor.

    Gross margin.  Gross margin decreased to $27.0 million (45.3 percent of net sales) for fiscal 2001 from $34.9 million (49.1 percent of net sales) for fiscal 2000. The decrease in the gross margin is primarily a result of lower sales and a decreased gross margin percentage. The decrease in the gross margin percentage is primarily due to decreased production levels as a result of lower sales of veggie burgers and costs related to the start-up of production of the new Chik'N Grill product in the first half of fiscal 2001 and the start-up of Meatless Meatballs and Riblets in the fourth quarter of fiscal 2001.

    Sales and marketing expense.  Sales and marketing expense decreased to $22.4 million (37.6 percent of net sales) for fiscal 2001 from $28.3 million (39.8 percent of net sales) for fiscal 2000. The decrease in sales and marketing expenditures is primarily due to lower incentive spending with trade customers, reduced fixed selling overhead and reduced variable selling costs such as freight and commissions. These cost reductions are associated with lower sales levels as well as cost saving measures implemented in fiscal 2001.

    General and administrative expense.  General and administrative expense ("G&A") decreased to $5.0 million (8.4 percent of net sales) for fiscal 2001 from $7.3 million (10.3 percent of net sales) for fiscal 2000. The decrease is primarily the result of reduced headcount and certain other overhead cost reductions at the Company's Portland, Oregon facility in fiscal 2001. In addition, certain one-time costs related to severance and strategic initiatives occurred in fiscal 2000, and were not duplicated in fiscal 2001.

    Loss from operations.  Loss from operations was $390,000 in fiscal 2001 compared to $686,000 for fiscal 2000. The improvement in operating results primarily reflects the lower operating expenses, offset in part by the lower sales and gross margin.

    Interest Expense.  Interest expense was $2.4 million for fiscal 2001, compared to $1.8 million for fiscal 2000. The increase is a result of the increase in the interest rate to 10% from 7% on the Convertible Notes for fiscal 2001, as well as an increase in the outstanding balance of the Convertible Notes, partially offset by a decrease in the balance outstanding and the interest rate on the Company's line of credit.

    Other expense, net.  Other expense, net was $57,000 for fiscal 2001 compared to $303,000 for fiscal 2000. The fiscal 2000 amount primarily consisted of losses from sales of fixed assets.

    Income taxes.  The Company did not record any tax benefit in fiscal 2001. Income tax expense was $17.5 million in fiscal 2000, which consists of a $17.5 million valuation reserve against the Company's deferred income tax assets. As of September 30, 2001, the Company had net operating loss carryforwards (NOLs) totaling approximately $50.8 million. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOLs and other deductible temporary differences be recorded as an asset to the extent that management assesses the utilization of such NOLs to be reasonably assured in the near future. Otherwise, a valuation reserve is required to be recorded. Such a reserve was recorded in the fourth quarter of fiscal 2000 as a result of recurring operating losses in recent years and as a result of increased competition leading to poorer than expected results for fiscal 2000. The Company believes that a valuation reserve for the entire amount of net deferred tax assets continues to be appropriate at September 30, 2001.

    Preferred dividends.  Preferred dividends were $4.4 million during fiscal 2001 compared to $12.5 million in fiscal 2000. In April 1999, the Company issued $32.5 million of Series A and Series B convertible preferred stock that is entitled to a 12% cumulative annual dividend, resulting in a non-cash quarterly dividend charge of $975,000. In addition, the $2.3 million of related issuance costs are being accreted over five years, after which the preferred stock may be redeemed, totaling approximately $117,000 per quarter. In the first quarter of fiscal 2000, due to an adjustment in the Series B conversion price to $3.75 per share from $10.00 per share, the Company recorded a non-cash charge of $8.1 million related to the implied value of the beneficial conversion feature.

    Net loss available for common shareholders.  Net loss available for common shareholders was $7.2 million in fiscal 2001 compared to $32.7 million in fiscal 2000. The $32.7 million loss available for common shareholders for fiscal 2000 includes the additional $8.1 million non-cash preferred dividends charge in the first quarter of fiscal 2000 as well as the $17.5 million valuation reserve against the Company's net deferred tax assets as discussed above. The Company believes that the impact of inflation was not material for fiscal years 2001 and 2000.

2000 Compared to 1999

    General.  During 1999, the Company changed its fiscal year end to September 30 from December 31. Accordingly, the following discussion compares the twelve-month period ended September 30, 2000 ("fiscal 2000") with the nine-month period ended September 30, 1999 ("fiscal 1999").

    Net sales.  Net sales for fiscal 2000 increased to $71.0 million from $60.1 million for fiscal 1999. The increase is primarily due to the change in the Company's fiscal year, offset by reduced unit sales in fiscal 2000 due to decreased advertising and couponing and an overall decrease in unit sales within the veggie burger category. The Company experienced an extremely competitive environment in fiscal 2000, particularly in the retail grocery and club store portions of its business. This, coupled with an overall decline in consumer purchasing in the veggie burger market, resulted in decreased unit sales for fiscal 2000 on an annualized basis.

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

    Sales and marketing expense.  Sales and marketing expense decreased to $28.3 million (39.8 percent of net sales) for fiscal 2000 from $48.0 million (79.9 percent of net sales) for fiscal 1999. The Company reduced its sales and marketing expenditures as it moved to a profit driven business model in fiscal 2000 from its more aggressive media advertising model in fiscal 1999. The Company significantly reduced its discretionary marketing expenses and focused its marketing spending on areas that it believed would more efficiently manage its market position, especially within the grocery channel.

    General and administrative expense.  General and administrative expense ("G&A") increased to $7.3 million (10.3 percent of net sales) for fiscal 2000 from $5.1 million (8.4 percent of net sales) for fiscal 1999. The increase is due primarily to the change in the Company's fiscal year, increased depreciation expense related to the Company's new information system, and certain one-time severance payments and costs related to strategic initiatives, offset in part by lower salaries and related costs as a result of an organizational downsizing which began in September 1999.

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

Liquidity and Capital Resources

    At September 30, 2001, the Company had working capital of $9.9 million, which included $3.1 million of cash and cash equivalents, compared to $8.1 million in working capital at September 30, 2000, including $2.2 million of cash and cash equivalents, an increase of $887,000 from September 30, 2000. The $887,000 increase in cash and cash equivalents is primarily due to $1.8 million provided by operations and $675,000 in proceeds from the sale of property, offset by $683,000 used for the purchase of property and equipment and $902,000 of payments on the Company's line of credit.

    Accounts receivable decreased $585,000 to $3.5 million at September 30, 2001 from $4.1 million at September 30, 2000. Days sales outstanding decreased to 24 days at September 30, 2001 from 28 days at September 30, 2000. The decrease in accounts receivable is primarily a result of decreased sales in the fourth quarter of fiscal 2001 compared to the fourth quarter of fiscal 2000.

    Inventories decreased slightly to $7.3 million at September 30, 2001 compared to $7.5 million at September 30, 2000, primarily as a result of lower inventory requirements due to lower sales, offset by a broader product range. Inventory turned 4.9 times on an annualized basis in the fourth quarter of fiscal 2001 compared to 4.5 times in the fourth quarter of fiscal 2000.

    Prepaid expenses decreased $1.0 million to $1.1 million at September 30, 2001 from $2.1 million at September 30, 2000 due to lower slotting fees during fiscal 2001 compared to fiscal 2000. Slotting fees are paid to retail customers up front for the initial placement of product on their shelves. The slotting fees are amortized over a 12 month period.

    Payroll and related liabilities decreased $752,000 to $659,000 at September 30, 2001 from $1.4 million at September 30, 2000 due to the reduction in personnel in fiscal 2001 and the January 2001 payment of certain retention bonus contracts.

    Other current liabilities decreased $1.1 million to $815,000 at September 30, 2001 from $1.9 million at September 30, 2000 due to lower accrued interest and commissions and other sales related liabilities.

    Capital expenditures of $683,000 during fiscal 2001 primarily resulted from expenditures for production equipment. Capital expenditures are estimated to total approximately $900,000 in fiscal 2002, primarily for equipment to support new products at the Company's production facility.

    The Company has outstanding $17.4 million of 7 percent Convertible Senior Subordinated Notes (the "Notes") held by Dresdner. The Notes were amended in December 2000 to permit the Company to pay interest, with Dresdner's prior consent, by adding the amount of the interest due to the principal amount, provided that such interest payment is calculated at 10 percent rather than 7 percent. The Notes are convertible into shares of the Company's Common Stock at the option of the holder until maturity in 2003, at which time they will be due in full if not previously converted. The Company may also elect to redeem the Notes, if not previously converted, at any time beginning March 27, 2000. The conversion price of the Notes at September 30, 2001 was $10.16 per share, as adjusted to reflect the issuance of convertible preferred stock and the adjustment of the conversion price of the Company's Series B convertible preferred stock, as well as stock option grants. Under the terms of the Note Purchase Agreement, as amended, relating to the Notes, the Company must comply with the following financial covenant:

  The Company must not have a cumulative cash loss in excess of $5.0 million from December 23, 1999 through December 23, 2002.

    At September 30, 2001, the Company was in compliance with this covenant.

    In April 1999, the Company closed a stock purchase agreement selling $32.5 million of convertible preferred stock to several investors. Under the terms of the agreement, the Company sold an aggregate of 2,762,500 shares of Series A convertible preferred stock and 487,500 shares of Series B convertible preferred stock to members of the investor group, at a price of $10 per share for each series, or an aggregate consideration of $32.5 million, and received net proceeds of $30.2 million. The difference between the aggregate consideration and the net proceeds of the convertible preferred stock is being accreted as additional preferred dividends over the period until redemption. At September 30, 2001, the Series A preferred shares were convertible at a price of $10 per share and the Series B preferred shares were convertible at $3.75 per share (subject to antidilution adjustments) at any time at the discretion of the holder. Both series of preferred stock are entitled to a 12 percent cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of the Company. Shares may not be redeemed until December 31, 2004, at which time they may be redeemed at the election of the holders or, under certain conditions, at the discretion of the Company.

    In December 1999, the Company entered into a Loan and Security Agreement with Banc of America Commercial Finance Corporation (the "Agreement"). Effective October 2, 2000, Banc of America sold the loan under the existing agreement to Wells Fargo Business Credit, Inc. The Agreement provides for a line of credit based on eligible accounts receivable and inventories of up to $25.0 million (assuming 30 percent participation by another lender) and expires on December 23, 2002. The interest rate on the line is prime plus 0.125%, or 6.125%, at September 30, 2001. The Company had $1.7 million outstanding under this line at September 30, 2001. There is one financial covenant under the Agreement as follows: the Company must not have a cumulative cash loss in excess of $5.0 million from the origination date of the Agreement through the expiration date of the Agreement. At September 30, 2001, the Company was in compliance with this covenant.

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

New Accounting Pronouncements

    In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS 137 and 138 for its fiscal year beginning October 1, 2000. The Company does not currently have any derivative instruments, nor does it participate in hedging activities, and therefore the adoption of these standards did not have any impact on its financial position or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarized certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, SAB 101B was issued which deferred the implementation date of SAB 101 until the fourth quarter of the first fiscal year beginning after December 15, 1999. The adoption of SAB 101 in the fourth quarter of fiscal 2001 did not have a significant impact on the Company's financial condition or results of operations.

    In May 2000, the Emerging Issues Task Force ("EITF"), a subcommittee of the Financial Accounting Standards Board, issued EITF No. 00-14 "Accounting for Certain Sales Incentives." The EITF subsequently amended the transition provisions of EITF 00-14 in November 2000 and in April 2001. EITF 00-14 prescribes guidance regarding timing of recognition and income statement classification of costs incurred for certain sales incentive programs. This guidance requires certain coupons, rebate offers and free products offered concurrently with a single exchange transaction to be recognized at the later of when the revenue is recognized or when the sales incentive is offered, and reported as a reduction of revenue. The Company is required to adopt EITF 00-14 in the second quarter of fiscal 2002. Upon application of EITF 00-14, comparative financial statements for prior periods will be reclassified to comply with the classification guidelines of EITF 00-14. While it is expected that EITF 00-14 will have an impact on the Company's financial statements, the impact is expected to be limited to the classification of revenue and expense items within the statements of operations. Currently, given the guidance of EITF 00-14, the Company anticipates reclassifying certain of its sales incentives, primarily consisting of coupon expense and other trade promotions, as a reduction of sales rather than as a sales and marketing expense.

    In April 2001, the EITF issued EITF No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF No. 00-25 addresses the timing, recognition and classification in the income statement of certain promotional costs paid to a retailer or wholesaler by a vendor in connection with the sale of the vendor's products or promotion of sales of the vendor's products by the retailer or wholesaler. This guidance generally requires these costs to be recognized when incurred and reported as a reduction of revenue. The Company is required to adopt EITF 00-25 in the second quarter of fiscal 2002. Upon application of EITF 00-25, comparative financial statements for prior periods will be reclassified to comply with the classification guidelines of EITF 00-25. While it is expected that EITF 00-25 will have an impact on the Company's financial statements, the impact is expected to be limited to the classification of revenue and expense items within the statements of operations. Currently, given the guidance of EITF 00-25, the Company anticipates reclassifying slotting expense, third party rebates and certain other trade promotion discounts as a reduction of sales rather than as a sales and marketing expense.

    The Company believes the adoption of EITF No. 00-14 and EITF No. 00-25 will result in a reclassification that will decrease previously reported net sales and previously reported sales and marketing expense by approximately $7.5–$10 million in 2001 and $8.5–$12 million in 2000. The Company does not believe that the adoption of EITF No. 00-14 and EITF No. 00-25 will otherwise have a material net effect on the results of operations of the Company.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement. SFAS No. 142 becomes effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. The Company expects to adopt SFAS No. 142 in the first quarter of fiscal 2003. At the beginning of fiscal 2003, it is expected that the Company's goodwill balance will be approximately $411,000. The Company will evaluate this asset for impairment in accordance with SFAS No. 142 at that time. Had the Company adopted SFAS No. 142 at the beginning of fiscal 2001, assuming no impairment charge, it would not have recorded amortization expense of $123,000 for the fiscal year ended September 30, 2001.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS No. 144 in the first quarter of fiscal 2003 and is currently reviewing the effects of adopting SFAS No. 144 on its financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    The Company's only financial instrument with market risk exposure is its variable rate line of credit. At September 30, 2001, the Company had $1.7 million outstanding under this credit line at an annual interest rate of 6.125 percent. A hypothetical 10 percent change in interest rates would not have a material impact on the Company's cash flows or results of operations.

Item 8. Financial Statements and Supplementary Data

    The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 14 of Part IV of this document.

    Unaudited quarterly financial data for each of the eight quarters in the period ended September 30, 2001 is as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2001
Net sales	$12,603	$12,725	$19,020	$15,209
Gross margin	5,945	5,252	9,395	6,407
Net income (loss)	(2,669)	(3,651)	322	(1,158)
Basic and diluted net income (loss) per share	(0.30)	(0.41)	0.04	(0.13)
2000
Net sales	$18,750	$14,361	$21,333	$16,599
Gross margin	9,969	6,652	10,377	7,908
Net loss(1)	(8,772)	(2,791)	(704)	(20,386)
Basic and diluted net loss per share	(0.99)	(0.32)	(0.08)	(2.28)

(1)
Included in net loss in the first quarter of fiscal 2000 is an $8.1 million non-cash charge related to the implied value of the Series B preferred stock beneficial conversion feature. Included in net loss in the fourth quarter of fiscal 2000 is a $17.5 million non-cash income tax valuation allowance against net deferred tax assets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant

    Information required by this item is included under the captions Election of Directors, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance, in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

    Information required by this item is included under the captions Executive Compensation, Director Compensation, Employment Contracts and Severance and Change-in-Control Arrangements and Compensation Committee Interlocks and Insider Participation in Compensation Decisions in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    Information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

    Information required by this item is included under the caption Compensation Committee Interlocks and Insider Participation in Compensation Decisions and Management Transactions in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  Financial Statements and Schedules

  (b)
  Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

  (c)
  Exhibits

    Exhibits are listed on the Index to Exhibits following the financial statements included in this report.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 5, 2001

GARDENBURGER, INC.
By:	/s/ SCOTT C. WALLACE Scott C. Wallace Director, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 5, 2001.

Signature	Signature Title

/s/ SCOTT C. WALLACE Scott C. Wallace	Director, President and Chief Executive Officer (Principal Executive Officer)
/s/ LORRAINE CRAWFORD Lorraine Crawford	Vice President, Finance and Corporate Controller (Principal Financial and Accounting Officer)
/s/ ALEXANDER P. COLEMAN Alexander P. Coleman	Director
/s/ RONALD C. KESSELMAN Ronald C. Kesselman	Chairman of the Board
/s/ RICHARD L. MAZER Richard L. Mazer	Director
/s/ PAUL F. WENNER Paul F. Wenner	Founder and Director

Report of Independent Public Accountants

To the Board of Directors and Shareholders of
Gardenburger, Inc.:

    We have audited the accompanying balance sheets of Gardenburger, Inc. (an Oregon corporation) as of September 30, 2001 and 2000 and the related statements of operations, shareholders' equity (deficit) and cash flows for the years ended September 30, 2001 and 2000 and the nine months ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gardenburger, Inc. as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the years ended September 30, 2001 and 2000 and the nine months ended September 30, 1999, in conformity with accounting principles generally accepted in the United States.

Portland, Oregon,
  November 2, 2001

GARDENBURGER, INC.
BALANCE SHEETS
(In thousands, except share amounts)

	September 30,
	2001	2000
Assets
Current Assets:
Cash and cash equivalents	$3,065	$2,178
Accounts receivable, net of allowances of $266 and $264	3,513	4,098
Inventories, net	7,331	7,499
Prepaid expenses	1,070	2,079

Total Current Assets	14,979	15,854
Property, Plant and Equipment, net of accumulated depreciation of $5,696 and $5,235	5,520	7,342
Other Assets, net of accumulated amortization of $1,612 and $1,207	1,562	1,964

Total Assets	$22,061	$25,160

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Short-term note payable	$1,689	$2,591
Accounts payable	1,959	1,876
Payroll and related liabilities payable	659	1,411
Other current liabilities	815	1,918

Total Current Liabilities	5,122	7,796
Other Long-Term Liabilities	126	162
Convertible Notes Payable	17,364	15,000
Convertible Redeemable Preferred Stock	40,880	36,513
Shareholders' Equity (Deficit):
Preferred Stock, no par value, 5,000,000 shares authorized	—	—
Common Stock, no par value, 25,000,000 shares authorized; shares issued and outstanding: 9,002,101 and 8,972,601	11,189	11,153
Additional paid-in capital	12,405	12,405
Retained deficit	(65,025)	(57,869)

Total Shareholders' Equity (Deficit)	(41,431)	(34,311)

Total Liabilities and Shareholders' Equity (Deficit)	$22,061	$25,160

The accompanying notes are an integral part of these balance sheets.

F–2

GARDENBURGER, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Year Ended September 30, 2001	For the Year Ended September 30, 2000	For the Nine Months Ended September 30, 1999
Net sales	$59,557	$71,043	$60,106
Cost of goods sold	32,558	36,137	34,334

Gross margin	26,999	34,906	25,772
Operating expenses:
Sales and marketing	22,392	28,288	48,021
General and administrative	4,997	7,304	5,064
Restructuring charge	—	—	2,684

	27,389	35,592	55,769

Operating loss	(390)	(686)	(29,997)
Other income (expense):
Interest income	91	125	197
Interest expense	(2,433)	(1,823)	(1,596)
Other, net	(57)	(303)	7

	(2,399)	(2,001)	(1,392)

Loss before income taxes	(2,789)	(2,687)	(31,389)
Provision for (benefit from) income taxes	—	17,474	(11,223)

Loss before preferred dividends	(2,789)	(20,161)	(20,166)
Preferred dividends	(4,367)	(12,492)	(1,980)

Net loss available for common shareholders	$(7,156)	$(32,653)	$(22,146)

Net loss per share—basic and diluted	$(0.80)	$(3.67)	$(2.51)

Shares used in per share calculations	9,000	8,891	8,812

The accompanying notes are an integral part of these statements.

F–3

GARDENBURGER, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For the Years Ended September 30, 2001 and 2000 and the Nine Months Ended September 30, 1999
(In thousands, except share amounts)

	Common Stock
			Additional Paid-In Capital	Retained Earnings (Deficit)	Total Shareholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 1998	8,733,811	$9,717	$4,275	$(3,066)	$10,926
Exercise of common stock options	55,660	377	—	—	377
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	—	—	2	—	2
Issuaance of shares in exchange for interest on convertible notes payable	51,980	525	—	—	525
Accrual of preferred dividends	—	—	—	(1,980)	(1,980)
Foreign currency translation	—	—	—	(3)	(3)
Loss before preferred dividends	—	—	—	(20,166)	(20,166)

Balance at September 30, 1999	8,841,451	10,619	4,277	(25,215)	(10,319)
Exercise of common stock options	55,600	115	—	—	115
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	—	—	3	—	3
Issuance of shares in exchange for interest on convertible notes payable	75,550	419	—	—	419
Reset of conversion price of Series B preferred stock	—	—	8,125	—	8,125
Accrual of preferred dividends	—	—	—	(12,492)	(12,492)
Foreign currency translation	—	—	—	(1)	(1)
Loss before preferred dividends	—	—	—	(20,161)	(20,161)

Balance at September 30, 2000	8,972,601	11,153	12,405	(57,869)	(34,311)
Exercise of common stock options	29,500	36	—	—	36
Accrual of preferred dividends	—	—	—	(4,367)	(4,367)
Loss before preferred dividends	—	—	—	(2,789)	(2,789)

Balance at September 30, 2001	9,002,101	$11,189	$12,405	$(65,025)	$(41,431)

The accompanying notes are in integral part of these statements.

F–4

GARDENBURGER, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended September 30, 2001	For the Year Ended September 30, 2000	For the Nine Months Ended September 30, 1999
Cash flows from operating activities:
Loss before preferred dividends	$(2,789)	$(20,161)	$(20,166)
Effect of exchange rate on operating accounts	—	(1)	(3)
Adjustments to reconcile loss before preferred dividends to net cash flows provided by (used in) operating activities:
Depreciation and amortization	2,068	2,235	1,600
Non-cash portion of restructuring charge	—	—	1,584
Other non-cash expenses	1,840	421	214
Loss on sale of fixed assets	131	339	19
Deferred income taxes	—	17,466	(11,235)
(Increase) decrease in:
Accounts receivable, net	585	2,035	8,836
Inventories, net	168	(231)	5,189
Prepaid expenses	1,009	128	2,308
Increase (decrease) in:
Accounts payable	83	(4,793)	(3,039)
Payroll and related liabilities	(752)	470	(881)
Other accrued liabilities	(578)	(1,147)	699

Net cash provided by (used in) operating activities	1,765	(3,239)	(14,875)
Cash flows from investing activities:
Payments for purchase of property and equipment	(683)	(855)	(1,031)
Proceeds from sale of property and equipment	675	1,580	33
Other assets, net	(4)	(47)	42

Net cash provided by (used in) investing activities	(12)	678	(956)
Cash flows from financing activities:
Payments on line of credit, net	(902)	(2,409)	(10,000)
Issuance of preferred stock, net of issuance costs	—	—	30,167
Proceeds from exercise of common stock options and warrants	36	115	377

Net cash provided by (used in) financing activities	(866)	(2,294)	20,544

Increase (decrease) in cash and cash equivalents	887	(4,855)	4,713
Cash and cash equivalents:
Beginning of period	2,178	7,033	2,320

End of period	$3,065	$2,178	$7,033

The accompanying notes are an integral part of these statements.

F–5

GARDENBURGER, INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except per share amounts and as otherwise indicated)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

    Gardenburger, Inc. was incorporated in Oregon in 1985 to provide a line of meatless food products in response to the public's awareness of the importance of diet to overall health and fitness. Toward this end, the Company developed and now produces and distributes frozen, meatless food products, consisting of veggie burgers and soy-based chicken, pork, and meatball products. The Company's products are principally sold to retail and food service customers throughout the United States.

Change in Reporting Period

    In July 1999, the Company changed its fiscal year end to September 30. Fiscal 1999 ended on September 30, 1999 and fiscal 2000 began October 1, 1999. For purposes of these footnotes, the nine month period ended September 30, 1999 will be referred to herein as the year ended September 30, 1999 or fiscal 1999. See Note 8, Unaudited Fiscal Year Operating Results.

Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates used are reasonable.

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

Property, Plant and Equipment

    Property, plant and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lease term or the estimated useful life of the asset, whichever is shorter. Estimated useful lives are as follows:

Buildings and improvements	3–40 years	Machinery and equipment	7–30 years
Office furniture and equipment	3–10 years	Vehicles	5 years

F–6

Other Assets

    Other assets primarily include deferred financing fees, goodwill and trademarks. Deferred financing fees are being amortized over the maturity period of the related debt, goodwill is being amortized using the straight-line method over ten years and trademarks are being amortized using the straight-line method over forty years.

Long-Lived Assets

    In accordance with SFAS 121, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of the asset.

Segment Reporting

    The Company discloses segment information in accordance with Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." Based upon definitions contained within SFAS 131, the Company has determined that it operates in one segment. In addition, virtually all sales are domestic.

Concentrations of Credit Risk and Significant Customers

    The Company invests its excess cash with high credit quality financial institutions, which bear minimal risk, and, by policy, limits the amount of credit exposure to any one financial institution.

    For fiscal 2001, two customers each accounted for approximately 10 percent of revenue and 18 percent and 13 percent of the accounts receivable balance at September 30, 2001, respectively.

    For fiscal 2000, one customer accounted for approximately 9 percent of revenue and 17 percent of the accounts receivable balance at September 30, 2000.

    For fiscal 1999, one customer accounted for approximately 11 percent of revenue and 5 percent of the accounts receivable balance at September 30, 1999.

    Historically, the Company has not incurred significant losses related to accounts receivable.

Revenue Recognition

    Revenue from the sale of products is generally recognized at time of shipment to the customer. Promotional and other discounts are accrued at time of shipment based on historical experience and recorded as a sales and marketing expense.

Advertising Costs

    Advertising costs, including media advertising, couponing and other advertising, which are included in sales and marketing expense, are expensed when the advertising first takes place. Advertising expense was approximately $1,065 in 2001, $316 in 2000, and $17,313 in 1999.

Slotting Fees

    Slotting fees associated with a new product or a new territory are initially recorded as an asset and the related expense is recognized ratably over the 12-month period beginning with the initial introduction of the product as a component of sales and marketing expense. Slotting agreements refer to oral arrangements pursuant to which the retail grocer allows the Company's products to be placed

F–7

on the store's shelves in exchange for a slotting fee. If a slotting fee agreement were breached, the Company would pursue available legal remedies to enforce the agreement as appropriate.

Research and Development Costs

    Research and development costs are expensed as incurred. Research and development expense was approximately $188 in 2001, $319 in 2000, and $553 in 1999 and is included in sales and marketing expenses in the accompanying statements of operations.

Net Loss Per Share

    Basic earnings (loss) per share (EPS) is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding.

    Basic EPS and diluted EPS are the same for all periods presented since the Company was in a loss position in all periods.

    Potentially dilutive securities that are not included in the diluted EPS calculation because they would be antidilutive are as follows:

	September 30,
	2001	2000	1999
Stock options	4,113	2,778	3,247
Convertible notes	1,709	1,313	1,237
Convertible preferred stock	4,062	4,062	3,250

Total	9,884	8,153	7,734

New Accounting Pronouncements

    In May 2000, the Emerging Issues Task Force ("EITF"), a subcommittee of the Financial Accounting Standards Board, issued EITF No. 00-14 "Accounting for Certain Sales Incentives." The EITF subsequently amended the transition provisions of EITF 00-14 in November 2000 and in April 2001. EITF 00-14 prescribes guidance regarding timing of recognition and income statement classification of costs incurred for certain sales incentiveprograms. This guidance requires certain coupons, rebate offers and free products offered concurrently with a single exchange transaction to be recognized at the later of when the revenue is recognized or when the sales incentive is offered, and reported as a reduction of revenue. The Company is required to adopt EITF 00-14 in the second quarter of fiscal 2002. Upon application of EITF 00-14, comparative financial statements for prior periods will be reclassified to comply with the classification guidelines of EITF 00-14. While it is expected that EITF 00-14 will have an impact on the Company's financial statements, the impact is expected to be limited to the classification of revenue and expense items within the statements of operations. Currently, given the guidance of EITF 00-14, the Company anticipates reclassifying certain of its sales incentives, primarily consisting of coupon expense and other trade promotions, as a reduction of sales rather than as a sales and marketing expense.

    In April 2001, the EITF issued EITF No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF No. 00-25 addresses the timing, recognition and classification in the income statement of certain promotional costs paid to a retailer or wholesaler by a vendor in connection with the sale of the vendor's products or promotion of sales of the vendor's products by the retailer or wholesaler. This guidance generally requires these costs to be recognized when incurred and reported as a reduction of revenue. The Company is required to adopt EITF 00-25 in the second quarter of fiscal 2002. Upon application of EITF 00-25, comparative financial

F–8

statements for prior periods will be reclassified to comply with the classification guidelines of EITF 00-25. While it is expected that EITF 00-25 will have an impact on the Company's financial statements, the impact is expected to be limited to the classification of revenue and expense items within the statements of operations. Currently, given the guidance of EITF 00-25, the Company anticipates reclassifying slotting expense, third party rebates and certain other trade promotion discounts as a reduction of sales rather than as a sales and marketing expense.

    The Company believes the adoption of EITF No. 00-14 and EITF No. 00-25 will result in a reclassification that will decrease previously reported net sales and previously reported sales and marketing expense by approximately $7.5–$10 million in 2001 and $8.5–$12 million in 2000. The Company does not believe that the adoption of EITF No. 00-14 and EITF No. 00-25 will otherwise have a material net effect on the results of operations of the Company.

2.  INVENTORIES

    Detail of inventories at September 30, 2001 and 2000 is as follows:

	2001	2000
Raw materials	$1,243	$1,126
Packaging and supplies	309	354
Finished goods	5,779	6,019

	$7,331	$7,499

3.  PROPERTY, PLANT AND EQUIPMENT

    Detail of property, plant and equipment at September 30, 2001 and 2000 is as follows:

	2001	2000
Land	$—	$131
Building and improvements	1,290	1,597
Machinery and equipment	5,665	6,472
Office furniture and equipment	4,261	4,377

	11,216	12,577
Less accumulated depreciation	(5,696)	(5,235)

	$5,520	$7,342

4.  LINE OF CREDIT

    In December 1999, the Company entered into a Loan and Security Agreement with Banc of America Commercial Finance Corporation (the "Agreement"). Effective October 2, 2000, Banc of America sold the loan under the existing agreement to Wells Fargo Business Credit, Inc. The Agreement provides for a line of credit based on eligible accounts receivable and inventories of up to $25.0 million (assuming 30 percent participation by another lender) and expires on December 23, 2002. The interest rate on the line is prime plus 0.125% or 6.125% at September 30, 2001. The Company had $1.7 million outstanding under this line at September 30, 2001 and additional borrowing availability of $4.6 million based on eligible accounts receivable and inventories. There is one financial covenant under the Agreement as follows: the Company must not have a cumulative cash loss in excess of $5.0 million from the origination date of the Agreement through the expiration date of the Agreement. At September 30, 2001, the Company was in compliance with this covenant.

F–9

5.  LEASE COMMITMENTS

    Future minimum lease payments at September 30, 2001 are as follows:

Year Ended September 30,
2002	$3,738
2003	3,331
2004	3,260
2005	2,913
2006	1,222
Thereafter	54

Total	$14,518

    Rental expense for the years ended September 30, 2001, 2000 and 1999 was $3,780, $3,711 and $2,355, respectively.

6.  CONVERTIBLE NOTES PAYABLE

    At September 30, 2001, the Company had outstanding $17.4 million of 7 percent Convertible Senior Subordinated Notes (the "Notes") held by Dresdner Kleinwort Benson Private Equity Partners L.P. ("Dresdner"). The Notes are convertible into shares of the Company's Common Stock at the option of the holder until maturity in 2003, at which time they will be due in full if not previously converted. The Company may also elect to redeem the Notes, if not previously converted, at any time. The conversion price of the Notes at September 30, 2001 was $10.16 per share.

    In December 2000, the Company and Dresdner agreed to amend the Notes to provide an additional alternative for interest payments. The Company may elect, with prior written consent from Dresdner, to satisfy its semiannual obligation to pay interest on the Notes by increasing the then unpaid principal amount of the Notes by an amount equal to the interest then payable. Under this alternative, the interest payable shall be calculated at an annual interest rate of 10% rather than 7%. The Company, with Dresdner's consent, elected to use the new alternative for the interest payable at September 30, 2000, March 31, 2001, and September 30, 2001 and, as such, the total principal amount of the Notes has been increased to $17.4 million.

    Under the terms of the Note Purchase Agreement, as amended, relating to the Notes, the Company must comply with one financial covenant as follows: the Company must not have a cumulative cash loss in excess of $5.0 million from December 23, 1999 through December 23, 2002. At September 30, 2001, the Company was in compliance with this covenant.

7.  INCOME TAXES

    The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"("SFAS 109"). The Company realizes tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions). For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to additional paid-in capital. Tax benefits of $0,

F–10

$3 and $2 were credited to additional paid-in capital in 2001, 2000 and 1999, respectively. The provision for (benefit from) income taxes is as follows:

	September 30,
	2001	1999	2000
CURRENT:
Federal	$—	$—	$—
State	—	8	12

	—	8	12
DEFERRED	—	17,466	(11,235)

	$—	$17,474	$(11,223)

    Total deferred income tax assets were $21,511 and $20,525 and liabilities were $833 and $832 at September 30, 2001 and 2000, respectively, prior to the consideration of any valuation allowance. Individually significant temporary differences are as follows:

	September 30,
	2001	2000
Net operating loss carryforwards	$19,497	$17,416
Provision for trade promotions and discounts	642	926

    Total net deferred tax assets were $20,678 and $19,693 as of September 30, 2001 and 2000, respectively. In accordance with SFAS 109, the Company has recorded a valuation allowance against the entire amount of net deferred tax assets as of September 30, 2001 and 2000 as a result of recurring operating losses in recent years.

    The Company has tax net operating loss carryforwards, totaling $50.8 million, which expire as follows: 2012: $1.4 million, 2018–$10.4 million, 2019–$31.6 million, 2020–$3.0 million and 2021–$4.4 million.

    The reconciliation between the effective tax rate and the statutory federal income tax rate is as follows:

	September 30,
	2001	2000	1999
Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal income tax benefit	(4.4)	(2.7)	(1.3)
Trademark and goodwill amortization	0.5	0.9	0.1
Meals and entertainment	0.2	1.1	0.1
Effect of change in valuation allowance	37.6	685.3	—
Other	0.1	(0.3)	(0.7)

Effective tax rate	0.0%	650.3%	(35.8)%

F–11

8.  UNAUDITED FISCAL YEAR OPERATING RESULTS

    The following statement of operations data is included for informational purposes only and is unaudited for fiscal years 1997 through 1999.

Twelve Months Ended September 30,	2001	2000	1999	1998	1997
Net sales	$59,557	$71,043	$88,817	$88,406	$48,144
Cost of goods sold	32,558	36,137	48,141	44,295	23,888
Gross margin	26,999	34,906	40,676	44,111	24,256
Operating expenses	27,389	35,592	69,639	57,755	28,465
Operating loss	(390)	(686)	(28,963)	(13,644)	(4,209)
Net loss available for common shareholders	$(7,156)	$(32,653)	$(21,826)	$(9,384)	$(2,667)

9.  CONVERTIBLE REDEEMABLE PREFERRED STOCK

    In April 1999, the Company closed a stock purchase agreement selling $32.5 million of convertible redeemable preferred stock to several investors. Under the terms of the agreement, the Company sold an aggregate of 2,763 shares of Series A preferred stock and 487 shares of Series B preferred stock to members of the investor group, at a price of $10.00 per share for each series, or an aggregate consideration of $32.5 million, and received net proceeds of $30.2 million. The difference between the aggregate consideration and the net proceeds of the convertible redeemable preferred stock is being accreted as additional preferred dividends over the period until redemption. At September 30, 2001, the Series A preferred shares were convertible at a price of $10.00 per share and the Series B preferred shares were convertible at $3.75 per share (subject to antidilution adjustments) at any time at the discretion of the holder. The Company did not meet certain performance targets for the twelve months ended December 31, 1999 specified in the terms of the Series B preferred stock, triggering an adjustment in the Series B conversion price to $3.75 per share from $10.00 per share. As a result of the adjustment, the Company recorded an approximately $8.1 million non-cash charge for additional preferred dividends to account for the implied value of the beneficial conversion feature. Both series of preferred stock are entitled to a 12 percent cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of the Company. Shares may not be redeemed until December 31, 2004, following which time they may be redeemed at the election of the holders or, under certain conditions, at the discretion of the Company.

10. SHAREHOLDERS' EQUITY

Preferred Stock

    The Company has authorized 5,000 shares of preferred stock, of which 3,250 shares have been issued (see Note 9). Such stock may be issued by the Board of Directors in one or more series, with the preferences, limitations and rights of each series to be determined by the Board of Directors.

Preferred Share Purchase Rights

    In April 1996, the Company declared a dividend distribution of one preferred share purchase right on each outstanding share of the Company's Common Stock. Each right, when exercisable, will entitle shareholders to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $47 per share. The rights will become exercisable if a person or group (an "Acquiring Person") acquires 15 percent or more of the Company's Common Stock (with certain exceptions) or announces a tender offer for 15 percent or more of the Common Stock. With the exception of certain cash tender offers, if a person becomes an Acquiring Person, or in the event of certain mergers of the Company with an Acquiring Person, the rights will become exercisable for  shares of Common Stock with a market value of two times the exercise price of the right. The

F–12

Company's Board of Directors is entitled to redeem the rights at $.01 per right at any time before an Acquiring Person has acquired 15 percent or more of the outstanding Common Stock.

Restrictions on Dividends

    No cash dividends may be paid on the Company's Common Stock unless dividends have been paid on all outstanding shares of the Company's Series A and Series B Convertible Preferred Stock in an amount equal to 12% cumulative dividends accrued on such preferred shares through the record date for the common stock dividend (or, if greater, the amount of the common stock dividend payable on the preferred shares on an as-converted basis). The quarterly dividend accruing on the preferred shares is $975.

Stock Plan Options

    In February 2001, the Company's shareholders approved the 2001 Stock Incentive Plan (the "2001 Plan") to replace the Company's 1992 First Amended and Restated Combination Stock Option Plan (the "1992 Plan"), which was scheduled to expire in January 2002. The 2001 Plan provides for stock-based awards to employees, officers, directors and consultants of the Company. Awards that may be granted under the 2001 Plan include stock options, in the form of incentive stock options ("ISOs") and non-statutory stock options ("NSOs"), stock appreciation rights, restricted awards, performance awards, and other stock-based awards. The exercise price per share generally must be at least 100 percent of the fair market value of a share of Common Stock on the date the option is granted for ISOs, 75 percent for NSOs and 25 percent for deferred compensation options. The Stock-Based Awards Committee of the Company's Board of Directors determines the vesting and other terms of the awards under the 2001 Plan. Vesting for certain options may accelerate upon a change in control of the Company.

    The 2001 Plan permits the issuance of up to 1,400 shares of the Company's Common Stock plus shares available under the 1992 Plan. In addition, if awards granted under the 1992 Plan are forfeited or expire, shares of Common Stock reserved for such forfeited or expired awards become available for issuance under the 2001 Plan. As of September 30, 2001, the Company had 1,903 shares reserved for issuance under the 2001 Plan.

    Prior to the approval of the 2001 Plan, the Company's 1992 Plan provided for the issuance of ISOs to employees and officers of the Company and NSOs to employees, officers, directors and consultants of the Company. Under the 1992 Plan, the exercise price of an ISO could not be less than the fair market value on the date of grant and the exercise price of an NSO could not be less than 85 percent of fair market value on the date of grant. Options granted under the 1992 Plan generally vest three to five years from the date of grant and generally expire ten years from the date of grant. Vesting may accelerate upon a change in control of the Company. As a result of approval of the 2001 Plan in February 2001, no additional awards will be made under the 1992 Plan, all shares available for grant have been added to the shares available under the 2001 Plan, and cancellations under the 1992 Plan are being added to the pool of available shares under the 2001 Plan. The Company had 1,448 shares of Common Stock reserved for issuance under the 1992 Plan at September 30, 2001.

F–13

    Activity under the 1992 Plan and the 2001 Plan is summarized as follows:

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price
Balances, December 31, 1998	578	1,439	$9.24
Options granted	(516)	516	9.96
Options canceled	57	(57)	8.90
Options exercised	—	(56)	7.18

Balances, September 30, 1999	119	1,842	9.51
Options granted	(246)	246	6.40
Options canceled	673	(673)	9.80
Options exercised	—	(10)	6.50

Balances, September 30, 2000	546	1,405	8.86
Additional shares reserved	1,400	—	—
Options granted	(1,943)	1,943	0.80
Options canceled	535	(535)	7.33

Balances, September 30, 2001	538	2,813	$3.58

Non-Plan Options

    On March 10, 1992, the Company granted a non-statutory stock option to its then Chief Executive Officer exercisable for 1,650 shares of the Company's Common Stock. Such option was exercisable for a period of ten years from the date of grant at an exercise price of $1.00 per share, the fair market value of the Company's Common Stock on the date of grant. On May 8, 2001, the Company extended the exercise period of the non-statutory stock option period for an additional two years. During 1996, a portion of the option covering 625 of the shares was exercised, during fiscal 2000, a portion of the option covering 45 shares was exercised and during fiscal 2001, a portion of the option covering 30 shares was exercised. At September 30, 2001, an option to purchase 950 shares of Common Stock remained outstanding and exercisable in full and 950 shares of the Company's Common Stock were reserved for issuance under this option grant.

    On April 14, 1996, the Company granted an option to its then Chief Executive Officer exercisable for 300 shares of the Company's Common Stock. Pursuant to the terms of the original grant, such option is exercisable for a period of five years from the Chief Executive Officer's termination date of August 4, 2000 at an exercise price of $8.69 per share. At September 30, 2001, the entire option remained outstanding and the Company had 300 shares reserved for issuance under this option grant.

    During 1999, the Company granted options to certain employees and two consultants covering a total of 80 shares of the Company's Common Stock at an average exercise price of $11.16 per share. During fiscal 2000, options covering 15 shares at an average exercise price of $11.63 were canceled and during fiscal 2001, options covering 22 shares at an average exercise price of $11.35 were canceled. At September 30, 2001, options covering 43 shares were outstanding at an average exercise price of $10.84 and 43 shares of the Company's Common Stock were reserved for issuance under these options. The fair value of options granted to non-employees was not material.

    On March 1, 2000, the Company granted options to the members of its Board of Directors covering a total of 14 shares of the Company's Common Stock. Such options are exercisable for a period of ten years from the date of grant at an exercise price of $5.69 per share, subject to vesting provisions over a one-year period. During fiscal 2001, options covering 7 shares were canceled and at September 30, 2001, options covering 7 shares were outstanding. At September 30, 2001 the Company had 7 shares of its Common Stock reserved for issuance under these option grants.

F–14

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

    The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during fiscal 2001, 2000 and 1999 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:

	2001	2000	1999
Risk-free interest rate	5.00%	6.50%	6.00%
Expected dividend yield	0%	0%	0%
Expected lives	6.0 years	6.5 years	6.5 years
Expected volatility	78.26%	80.77%	61.49%

    Using the Black-Scholes methodology, the total value of options granted during 2001, 2000 and 1999 was $1,055, $1,117 and $3,816, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically three to five years). The weighted average per share fair value of options granted during 2001, 2000 and 1999 was $0.54, $4.30 and $6.41, respectively.

    If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss available to common shareholders and net loss per share would approximate the pro forma disclosures below:

	2001		2000		1999
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net loss available to common shareholders	$(7,156)	$(8,859)	$(32,653)	$(34,279)	$(22,146)	$(24,404)
Basic and diluted net loss per share	$(0.80)	$(0.98)	$(3.67)	$(3.86)	$(2.51)	$(2.77)

F–15

    The following table summarizes information about all stock options outstanding at September 30, 2001:

Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life—Years
Range of Exercise Prices	Number Outstanding at 9/30/01		Weighted Average Exercise Price	Number of Shares Exercisable at 9/30/01	Weighted Average Exercise Price
$0.4150—$ 1.3563	2,465	6.2	$0.7200	950	$1.0000
1.3564— 2.7125	289	9.1	1.7185	—	—
5.4251— 6.7813	270	6.8	6.4548	194	6.4929
6.7814— 8.1375	245	4.0	7.5924	245	7.5924
8.1376— 9.4938	522	4.0	8.7272	509	8.7213
9.4939— 10.8500	47	7.5	10.0625	38	10.0625
10.8501— 12.2063	225	4.2	11.5196	201	11.5395
12.2064— 13.2500	50	5.2	12.7500	46	12.7479

$0.4150—$13.2500	4,113	5.9	$3.4357	2,183	$5.4026

    At September 30, 2000 and 1999, options covering 2,356 and 2,257 shares of the Company's Common Stock, respectively, were exercisable at weighted average exercise prices of $5.78 per share and $5.58 per share, respectively.

11. 401(k) PLAN

    The Company has a 401(k) Salary Deferral Plan, which covers all employees who have reached the age of 18. The covered employees may elect to have an amount deducted from their wages for investment in a retirement plan. The Company matches 100 percent of employee contributions up to two percent of compensation. The Company's contribution to this plan was approximately $124 in 2001, $137 in 2000 and $112 in 1999.

12. SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental disclosure of cash flow information is as follows:

	2001	2000	1999
Cash paid during the period for interest	$322	$455	$637
Cash paid during the period for income taxes	5	6	10
Issuance of Common Stock in exchange for interest expense on Convertible Notes	—	419	525
Issuance of additional Convertible Notes in lieu of cash payment of interest expense on Convertible Notes	2,364	—	—
Non-cash preferred dividends	4,367	12,492	1,980

F–16

Report of Independent Public Accountants
on Financial Statement Schedule

    We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements included in Gardenburger, Inc.'s Form 10-K, and have issued our report thereon dated November 2, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule included on page F-18 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Portland, Oregon, November 2, 2001

F–17

SCHEDULE II

GARDENBURGER, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 2001 AND 2000 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1999
(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts Describe	Deductions— Describe(a)	Balance at End of Period
Nine Months Ended September 30, 1999:
Reserves deducted from asset accounts:
Allowance for uncollectible accounts	$148	$190	$—	$37	$301
Year Ended September 30, 2000:
Reserves deducted from asset accounts:
Allowance for uncollectible accounts	$301	$20	$—	$57	$264
Year Ended September 30, 2001:
Reserves deducted from asset accounts:
Allowance for uncollectible accounts	$264	$40	$—	$38	$266

(a)
Charges to the account included in this column are for the purposes for which the reserve was created as well as a reduction in the reserve to levels estimated to be appropriate by the Company.

F–18

Exhibit Index

Exhibit No.	Description
3.1	Restated Articles of Incorporation, as amended April 14, 1999(12)
3.2	1995 Restated Bylaws, as amended July 13, 1999(14)
10.1	Amended and Restated Rights Agreement between the Company and First Chicago Trust Company of New York, dated July 15, 1999(14)
10.2	Purchase and Sale Agreement and Receipt for Earnest Money between the Company and Ironwood Investments, dated August 11, 1999(15)
10.3	Purchase and Sale Agreement and Receipt for Earnest Money between the Company and John M. Hopkins, dated October 5, 2000(17)
10.4	Loan and Security Agreement, dated December 23, 1999, between Banc of America Commercial Finance Corporation through its Commercial Funding Division and the Company(16)
10.5	Morrison Plaza Office Lease, dated October 29, 1996(4)
10.6	First Amendment to Morrison Plaza Office Lease, dated December 9, 1997(5)
10.7	Lease extension for Morrison Plaza Office Building, dated September 11, 1998(8)
10.8	Third Amendment to Lease—Lease Extension for Morrison Plaza Office Building, dated August 1, 2000(17)
10.9	Facility Lease by and between Freeport Center Associates, a Utah general partnership and the Company, dated May 28, 1997(3)
10.10	Addendum, dated August 1, 1997, to Facility Lease by and between Freeport Center Associates, and the Company(5)
10.11	Warehouse Lease between Freeport Center Associates and the Company, dated January 25, 1999(11)
10.12	Lease Agreement between BA Leasing & Capital Corporation and the Company, dated as of December 17, 1997(5)
10.13	First Amendment, dated June 4, 1998, to Lease Agreement, dated December 17, 1997 between BA Leasing & Capital Corporation and the Company(7)
10.14	Lease Agreement between BA Leasing & Capital Corporation and the Company, dated as of May 28, 1998(8)
10.15	First Amendment, dated January 14, 1999, to Lease Agreement between BA Leasing & Capital Corporation and the Company, dated as of May 28, 1998(11)
10.16	Purchase Agreement Assignment, dated June 23, 1999, between Gardenburger, Inc. and BA Leasing & Capital Corporation(13)
10.17	Note Purchase Agreement, dated as of March 27, 1998, between the Company and Dresdner Kleinwort Benson Private Equity Partners L.P.(6)
10.18	Convertible Senior Subordinated Note, dated March 27, 1998(6)
10.19	First Amendment to Note Purchase Agreement, dated December 30, 1999, between the Company and Dresdner Kleinwort Benson Private Equity Partners L.P.(16)

E–1

10.20	Second Amendment, dated January 5, 2001 to Note Purchase Agreement, dated December 30, 1999, between the Company and Dresdner Kleinwort Benson Private Equity Partners L.P.(18)
10.21	Registration Rights Agreement, dated as of March 27, 1998, between the Company and Dresdner Kleinwort Benson Private Equity Partners L.P.(6)
10.22
Stock Purchase Agreement, dated March 29, 1999, by and between Gardenburger, Inc. and Rosewood Capital III, L.P., Farallon Capital Management LLC, Gruber & McBaine Capital Management, LLC, BT Capital Investors LP and certain other purchasers identified therein(10)
10.23	Amendment and Waiver of Stock Purchase Agreement, dated April 14, 1999, by and between Gardenburger, Inc., and the Purchasers identified on Exhibit A thereto(12)
10.24	Investor Rights Agreement, dated April 14, 1999, by and between Gardenburger, Inc., and the investors identified on Exhibit A thereto(12)
10.25	Paul F. Wenner Stock Option Agreement dated January 20, 1992(2)(9)
10.26	Amendment dated June 2001 to Stock Option Agreement dated January 20, 1992 between Gardenburger, Inc. and Paul F. Wenner(9)(20)
10.27	1992 First Amended and Restated Combination Stock Option Plan, as amended ("1992 Plan")(9)(13)
10.28	Form of Incentive Stock Option Agreement for Option grants to executive officers under 1992 Plan after May 24, 1995(9)(11)
10.29	Form of Non-Statutory Stock Option Agreement for Option grants to executive officers under 1992 Plan after May 24, 1995(9)(11)
10.30	Incentive Stock Option Agreement with Scott C. Wallace dated January 15, 2001(9)
10.31	2001 Stock Incentive Plan as Amended and Restated Effective June 1, 2001 ("2001 Plan")(9)(20)
10.32	Form of Award Agreement for Incentive Stock Option under 2001 Plan(9)
10.33	Form of Director Nonqualified Stock Option Agreement under 2001 Plan(9)
10.34	Paul F. Wenner Employment Agreement and Amendment thereto(1)(9)
10.35	Employment Agreement dated January 15, 2001 between Gardenburger, Inc. and Scott C. Wallace(9)(18)
10.36	Employment Agreement dated March 25, 1997 between Gardenburger, Inc. and James W. Linford, with addenda(9)(20)
10.37	Memorandum dated May 4, 2000 from Lyle G. Hubbard to Lorraine Crawford(9)(19)
10.38	Separation Agreement and Release dated March 30, 2001, between Gardenburger, Inc. and Peter W. Shipp.(9)(19)
10.39	Form of Indemnification Agreement between the Company and its Officers and Directors(9)(11)
10.40	Form of Change in Control Agreement between the Company and its senior executives(9)(15)

E–2

10.41	Fiscal 2002 Executive Incentive Program(9)
23	Consent of Arthur Andersen LLP
99	Description of Common Stock of Gardenburger, Inc.(12)

(1)
Incorporated by reference to the Company's Form S-1 Registration Statement (Commission File No. 33-46623) filed May 6, 1992.

(2)
Incorporated by reference to the Company's 1992 Form 10-K Annual Report, filed March 23, 1993 (Commission File No. 0-20330).

(3)
Incorporated by reference to the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 1997, filed August 14, 1997.

(4)
Incorporated by reference to the Company's 1996 Form 10-K Annual Report, filed March 25, 1997.

(5)
Incorporated by reference to the Company's 1997 Form 10-K Annual Report, filed March 31, 1998.

(6)
Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1998, filed May 15, 1998.

(7)
Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1998, filed August 12, 1998.

(8)
Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1998, filed November 5, 1998.

(9)
Management contract or compensatory plan or arrangement.

(10)
Incorporated by reference to the Company's Form 8-K Current Report, filed April 1, 1999.

(11)
Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998, filed March 31, 1999.

(12)
Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999.

(13)
Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1999, filed August 13, 1999.

(14)
Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-92665), filed December 13, 1999.

(15)
Incorporated by reference to the Company's Form 10-K for the nine-month transition period ended September 30, 1999, filed December 27, 1999.

(16)
Incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 1999, filed February 9, 2000.

(17)
Incorporated by reference to the Company's 2000 Form 10-K Annual Report, filed December 26, 2000.

(18)
Incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 2000, filed February 14, 2001.

(19)
Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2001, filed May 14, 2001.

(20)
Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2001, filed August 9, 2001.

E–3

QuickLinks

GARDENBURGER, INC. 2001 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
PART I
  Item 1. Business
From the Garden Products
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
  SIGNATURES
Report of Independent Public Accountants
GARDENBURGER, INC. BALANCE SHEETS (In thousands, except share amounts)
GARDENBURGER, INC. STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
GARDENBURGER, INC. STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) For the Years Ended September 30, 2001 and 2000 and the Nine Months Ended September 30, 1999 (In thousands, except share amounts)
GARDENBURGER, INC. STATEMENTS OF CASH FLOWS (In thousands)
GARDENBURGER, INC. NOTES TO FINANCIAL STATEMENTS (In thousands, except per share amounts and as otherwise indicated)
Report of Independent Public Accountants on Financial Statement Schedule
  SCHEDULE II
GARDENBURGER, INC. VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED SEPTEMBER 30, 2001 AND 2000 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (In thousands)
  Exhibit Index