Form 10-Q
period 2001-12-31
GARDENBURGER INC
filed 2002-02-13
CIK 859735

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-20330

GARDENBURGER, INC.
(Exact name of registrant as specified in its charter)

Oregon	93-0886359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1411 SW Morrison Street, Suite 400, Portland, Oregon	97205
(Address of principal executive offices)	(Zip Code)

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value	9,002,101
(Class)	(Outstanding at February 12, 2002)

GARDENBURGER, INC.
FORM 10-Q
INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets—December 31, 2001 and September 30, 2001	2
	Statements of Operations—Quarters Ended December 31, 2001 and 2000	3
	Statements of Cash Flows—Quarters Ended December 31, 2001 and 2000	4
	Notes to Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
PART II—OTHER INFORMATION
Item 2.	Changes in Securities and Use of Proceeds	15
Item 6.	Exhibits and Reports on Form 8-K	16
Signatures		17

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

GARDENBURGER, INC.

BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31, 2001	September 30, 2001
Assets
Current Assets:
Cash and cash equivalents	$2,258	$3,065
Accounts receivable, net of allowances of $266 and $266	3,323	3,513
Inventories, net	8,123	7,331
Prepaid expenses	1,073	1,070

Total Current Assets	14,777	14,979
Property, Plant and Equipment, net of accumulated depreciation of $6,094 and $5,696	6,058	5,520
Other Assets, net of accumulated amortization of $1,713 and $1,612	1,501	1,562

Total Assets	$22,336	$22,061

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Short-term note payable	$1,672	$1,689
Accounts payable	1,980	1,959
Payroll and related liabilities payable	548	659
Other current liabilities	1,264	815

Total Current Liabilities	5,464	5,122
Other Long-Term Liabilities	117	126
Convertible Notes Payable	17,364	17,364
Convertible Redeemable Preferred Stock	41,972	40,880
Shareholders' Equity (Deficit):
Preferred Stock, no par value, 5,000,000 shares authorized	—	—
Common Stock, no par value, 25,000,000 shares authorized; shares issued and outstanding 9,002,101:	11,189	11,189
Additional paid-in capital	12,405	12,405
Retained deficit	(66,175)	(65,025)

Total Shareholders' Equity (Deficit)	(42,581)	(41,431)

Total Liabilities and Shareholders' Equity (Deficit)	$22,336	$22,061

The accompanying notes are an integral part of these balance sheets.

GARDENBURGER, INC.

STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended December 31,
	2001	2000
Net sales	$12,527	$12,603
Cost of goods sold	6,664	6,658

Gross margin	5,863	5,945
Operating expenses:
Sales and marketing	4,703	5,497
General and administrative	1,123	1,350

	5,826	6,847

Operating income (loss)	37	(902)
Other income (expense):
Interest income	16	25
Interest expense	(409)	(640)
Other, net	298	(60)

	(95)	(675)

Loss before provision for income taxes	(58)	(1,577)
Provision for income taxes	—	—

Loss before preferred dividends	(58)	(1,577)
Preferred dividends	1,092	1,092

Net loss available for common shareholders	$(1,150)	$(2,669)

Basic and diluted net loss per share	$(0.13)	$(0.30)

Shares used in per share calculations	9,002	8,995

The accompanying notes are an integral part of these statements.

GARDENBURGER, INC.

STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended December 31,
	2001	2000
Cash flows from operating activities:
Loss before preferred dividends	$(58)	$(1,577)
Adjustments to reconcile loss before preferred dividends to net cash flows used in operating activities:
Depreciation and amortization	516	518
Other non-cash expenses	—	225
Loss (gain) on sale of property and equipment	(288)	106
(Increase) decrease in:
Accounts receivable, net	190	195
Inventories, net	(792)	(451)
Prepaid expenses	(3)	416
Increase (decrease) in:
Accounts payable	21	(684)
Payroll and related liabilities payable	(111)	(222)
Other current liabilities	449	(102)

Net cash used in operating activities	(76)	(1,576)
Cash flows from investing activities:
Payments for purchase of property and equipment	(674)	(90)
Proceeds from sale of property and equipment	—	675
Other assets, net	—	(5)

Net cash (used in) provided by investing activities	(674)	580
Cash flows from financing activities:
Proceeds from (payments on) line of credit	(17)	659
Capitalized financing fees	(40)
Proceeds from exercise of common stock options	—	36

Net cash (used in) provided by financing activities	(57)	695

Decrease in cash and cash equivalents	(807)	(301)
Cash and cash equivalents:
Beginning of period	3,065	2,178

End of period	$2,258	$1,877

The accompanying notes are an integral part of these statements.

GARDENBURGER, INC.

NOTES TO FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts or as Otherwise Indicated)

(Unaudited)

Note 1.    Basis of Presentation

        The financial information included herein for the quarterly periods ended December 31, 2001 and 2000 and the financial information as of December 31, 2001 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of September 30, 2001 is derived from Gardenburger, Inc.'s (the Company's) 2001 Annual Report on Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K.

        The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2.    Inventories

        Inventories are valued at standard cost, which approximates the lower of cost (using the first-in, first-out (FIFO) method) or market, and include materials, labor and manufacturing overhead.

	December 31, 2001	September 30, 2001
Raw materials	$1,171	$1,243
Packaging and supplies	333	309
Finished goods	6,619	5,779

	$8,123	$7,331

Note 3.    Supplemental Cash Flow Information and Non-Cash Activity

        Supplemental disclosure of cash flow information and non-cash activity is as follows:

	Quarterly Periods Ended December 31,
	2001	2000
Cash paid during the period for income taxes	$5	$9
Cash paid during the period for interest	41	75
Issuance of additional Convertible Notes in lieu of cash payment of interest expense on Convertible Notes	—	750
Non-cash preferred dividends	1,092	1,092

Note 4.    Earnings Per Share

        Basic earnings per share ("EPS") and diluted EPS are the same for the period ended December 31, 2001 and 2000 since the Company was in a loss position.

        Potentially dilutive securities that are not included in the diluted EPS calculation because they would be antidilutive are as follows:

	December 31,
	2001	2000
Stock options	4,077	3,042
Convertible notes	1,709	1,379
Convertible preferred stock	4,063	4,063

Total	9,849	8,484

Note 5.    Subsequent Events

Revolving Credit and Term Loan and Amendments to Subordinated Convertible Notes and Preferred Stock

        On January 10, 2002, the Company entered into a Revolving Credit and Term Loan Agreement (the "Loan Agreement") with CapitalSource Finance LLC ("CapitalSource"). It also completed extensions to the maturity date of its subordinated convertible notes and the earliest mandatory redemption date applicable to its outstanding convertible redeemable preferred stock.

        The Loan Agreement provides for an $8.0 million term loan and a $7.0 million line of credit (together, "the Loans"). The $8.0 million proceeds from the term loan and $1.05 million of proceeds from the line of credit were applied to purchase the Company's food processing, production and other equipment used at its Clearfield, Utah, production facility, which had been leased under operating leases with BA Leasing & Capital Corporation. An additional $1.85 million of proceeds from the line of credit were used to repay the Company's existing revolving credit facility and certain fees of Wells Fargo Bank, which has been terminated. The $4.1 million remaining balance available on the line of credit will be used as needed for working capital. The Company paid a closing fee of $300,000 to CapitalSource (the "Closing Fee").

        As a condition to obtaining the new financing, the Company negotiated extensions to the maturities of its outstanding $17.4 million principal amount of Convertible Senior Subordinated Notes ("Subordinated Notes") held by Dresdner Kleinwort Benson Private Equity Partners LP ("Dresdner") and its Series A Convertible Preferred Stock ("Series A Stock") and Series B Convertible Preferred Stock ("Series B Stock") held by various investors.

        In order to obtain the extension of maturity date of its Subordinated Notes from April 1, 2003, to March 31, 2005, the Company agreed to increase the interest rate on the notes from 7 to 10 percent, to pay a 20 percent premium at repayment or maturity of such notes, and to issue to Dresdner a warrant to purchase 557,981 shares of the Company's common stock at an exercise price of $0.28 per share.

        To achieve the extension of the earliest mandatory redemption date of the Company's outstanding Series A and Series B preferred stock from December 31, 2004, to March 31, 2006, the Company agreed to pay a 10 percent premium on the accumulated liquidation preference and redemption price applicable to its preferred stock, payable upon redemption or any liquidation or deemed liquidation of the Company. In addition, the Company issued to preferred shareholders, pro rata in accordance with their holdings of preferred stock, warrants to purchase an aggregate of 557,981 shares of common stock at an exercise price of $0.28 a share. The Company accomplished the agreed changes to its preferred stock by creating two new series of preferred stock designated as Series C Convertible Preferred Stock ("Series C Stock") and Series D Convertible Preferred Stock ("Series D Stock") containing such revised terms and exchanging shares of its outstanding Series A Stock and Series B Stock for such newly created Series C Stock and Series D Stock, respectively. Other than the modifications mentioned above, there were no changes to the rights and privileges of the Series A and Series B compared to Series C and Series D.

Terms of the Loan Agreement

        The Loan Agreement permits the Company to request advances under the $7.0 million line of credit up to the sum of 85 percent of eligible receivables and 60 percent of eligible inventory. The Company must maintain a minimum balance under the line of credit of $1.0 million. Advances will bear interest at an annual rate of prime plus 2.50 percent, or 7.25 percent at January 15, 2002, but in no event will the interest rate be less than 8 percent. The line of credit expires December 15, 2004.

        The $8.0 million term loan bears interest at an annual rate of prime plus 4.50 percent; however, in no event will the interest rate be less than 10 percent. Interest under the term loan is payable monthly, and minimum monthly principal payments of $41,667 are required until January 1, 2003. The minimum monthly principal payment increases to $125,000 for the period from February 1, 2003, through January 1, 2004, and to $166,667 for the period from February 1, 2004, through the expiration date of the term loan, December 15, 2004. Amounts due but not paid under the term loan will be automatically drawn from the line of credit, subject to availability.

        The Loans are secured by the Company's assets, including, without limitation, its accounts receivable, inventory, equipment, intellectual property, and bank deposits. The Loan Agreement contains cross default provisions with respect to the Company's other indebtedness, including the Subordinated Notes.

        Under the terms of the Loan Agreement, proceeds from a sale of assets outside the ordinary course of business, from certain insurance recoveries, or from other listed events must be used to prepay the Loans. Also, the Company must apply a portion of all excess cash flow (as defined) it receives to reduce the outstanding balance of the term loan. Upon a change of control (as defined) affecting the Company, it must prepay the Loans in full.

        The Company must pay to CapitalSource, and any participating lenders, an unused line of credit fee equal to 0.083 percent (per month) of unused amounts under the line of credit. In addition, it must pay to CapitalSource, as agent under the Loan Agreement, a collateral management fee of $4,167 per month. Upon the earlier of prepayment in full of the term loan or its expiration date, the Company will pay a $750,000 exit fee. The Company may not elect to prepay the Loans until July 10, 2003, except in the event of a sale of the Company. The $750,000 exit fee will be amortized as additional interest expense over the life of the loans, increasing the effective interest rate on the loans.

        Pursuant to the Loan Agreement, the Company is required to maintain compliance with the following financial covenants:

  •
  a ratio of long-term indebtedness to earnings (as defined in the Loan Agreement) of not more than 2.75 to 1.00 through June 30, 2002, and not in excess of 2.5 to 1.00 for periods thereafter;

  •
  minimum earnings (as defined) of at least $5.0 million for the prior twelve months calculated as of each quarterly period through June 30, 2002, and $6.0 million as of quarterly periods thereafter;

  •
  a ratio of earnings (as defined) to fixed charges, such as debt service payments, capital expenditures and taxes, of not less than 1.25 to 1.00; and

  •
  capital expenditures of less than $1.75 million for the prior twelve months calculated as of each quarterly period through September 30, 2002, and less than $1.1 million as of quarterly periods thereafter.

        In addition, the Company may not, among other restrictions, (1) incur any additional indebtedness other than accounts payable, except in certain limited circumstances, (2) create any liens on its assets, (3) invest in other entities, (4) pay dividends, redeem its capital stock (including preferred stock), or make unscheduled payments under its Subordinated Notes (except as expressly permitted), (5) sell assets other than in the ordinary course, except in certain limited circumstances, (6) engage in any transaction with an affiliate, (7) amend its Articles of Incorporation or Bylaws in a manner that would be adverse to CapitalSource, or (8) enter into any contingent obligations or guarantee the obligations of another.

Amendment to Subordinated Notes and Warrant Agreement with Dresdner

        The Company and Dresdner entered into an Amendment to the Note Purchase Agreement, an Amended and Restated Convertible Senior Subordinated Note (the "Restated Subordinated Note"), and a Warrant Agreement, each dated January 10, 2002, in connection with the extension of the maturity date under the Subordinated Notes from April 1, 2003, to March 31, 2005. In addition, under the terms of the Restated Subordinated Note, the Company agreed to (i) increase the interest rate on the Subordinated Notes from 7 to 10 percent and (ii) pay a 20 percent premium on the principal plus accrued but unpaid interest on the Subordinated Notes at repayment or maturity. The Restated Subordinated Note remains convertible into common stock at the election of the holder; the current conversion price is $10.16 per share, which was not affected by the amendment. Interest is payable in cash semi-annually to the extent of availability under the CapitalSource line of credit.

        The Company is required to apply a portion of excess cash flow (as defined) to repay accrued interest and the outstanding principal amount of the Restated Subordinated Note, subject to certain specified exceptions. The Company must at all times pay 50 percent of excess cash flow to pay down indebtedness to CapitalSource and to Dresdner in specified proportions.

        The Restated Subordinated Note contains financial covenants, which the same as those in the Loan Agreement, but in each case slightly more favorable to the Company. The Restated Subordinated Note also contains subordination provisions with respect to the Loans and cross default provisions with respect to the Company's other indebtedness, including the Loans.

        In addition, under the terms of the Warrant Agreement, the Company agreed to issue to Dresdner an immediately exercisable warrant with a ten-year term to purchase 557,981 shares of the Company's common stock at a price of $0.28 per share, subject to anti-dilution adjustments. The Company granted registration rights to Dresdner with respect to shares issuable upon exercise of its warrant.

Series C and Series D Preferred Stock

        The Company and the holders of its outstanding Series A Stock and Series B Stock entered into a Preferred Stock Exchange Agreement dated January 10, 2002 (the "Exchange Agreement"), in connection with the extension of the earliest date on which the holders of the Company's preferred stock could require that their shares be redeemed, and certain other changes. This extension was a condition to funding under the Loan Agreement and closing of the Second Amendment to Note Purchase Agreement. Under the terms of the Exchange Agreement, holders of Series A Stock and Series B Stock agreed to exchange all of their outstanding shares of Series A Stock and Series B Stock for newly created Series C Stock and Series D Stock, respectively, at an exchange ratio of five shares of Series A Stock for each share of Series C Stock and five shares of Series B Stock for each share of Series D Stock. In addition, the Company agreed to issue to preferred shareholders immediately exercisable warrants with a ten-year term to purchase an aggregate of 557,981 shares of the Company's common stock, exercisable at a price of $0.28 per share, subject to anti-dilution adjustments. The Company granted holders of its preferred stock registration rights with respect to shares to be issued upon exercise of the warrants, including both demand and piggy-back registration rights.

        The terms of each new series of Preferred Stock provide participants in the exchange with identical rights, preferences, and privileges as were applicable to the prior Series A Stock and Series B Stock, except that the terms of Series C Stock and Series D Stock provide for a 10 percent premium on any liquidation or redemption and for an earliest date on which holders may require redemption of their shares of March 31, 2006, instead of December 31, 2004. As a result of the exchange, the Company has outstanding 552,500 shares of its Series C Stock and 97,500 shares of its Series D Stock, which are convertible into the same number of common shares as the Series A Stock and Series B stock prior to the exchange. No shares of Series A Stock and Series B Stock remain outstanding.

Accounting for Changes to Subordinated Notes and Preferred Stock

        The Company will account for the term revisions, including the fair value of the warrants and exit fee premiums, in accordance with SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Accordingly, the Company will account for the effects of the debt restructuring on a prospective basis from the date of restructuring and no gain or loss was recorded on the date of restructuring. The Company will compute an effective interest rate and preferred dividend taking into consideration the imputed value of the revised terms, which will be applied as of the restructuring date through the maturity dates.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales

        Net sales decreased slightly to $12.5 million for the quarter ended December 31, 2001 (herein referred to as the first quarter of fiscal 2002) from $12.6 million for the quarter ended December 31, 2000 (herein referred to as the first quarter of fiscal 2001). First quarter fiscal 2002 sales included approximately $800,000 from sales of new products. These new products are representative of the Company's offerings of meat alternative products beyond veggie burgers. The Company plans additional expansion into this growing part of the meat alternative market.

Gross Margin

        Gross margin was $5.9 million, or 46.8 percent of net sales, for the first quarter of fiscal 2002 and $5.9 million, or 47.2 percent of net sales, for the first quarter of fiscal 2001. This comparable margin for the two quarters was achieved with similar production levels.

Sales and Marketing Expense

        Sales and marketing expenses decreased to $4.7 million (37.5 percent of net sales) for the first quarter of fiscal 2002 from $5.5 million (43.6 percent of net sales) for the first quarter of fiscal 2001. The decrease in sales and marketing expenditures is primarily due to decreased spending with trade customers, which is attributable to a focused spending program, decreased variable selling costs and reduced fixed sales and marketing overhead due to planned cost reductions. These improvements were partially offset by increased consumer and operator marketing costs.

General and Administrative Expense

        General and administrative expenses decreased to $1.1 million (9.0 percent of net sales) for the first quarter of fiscal 2002 from $1.4 million (10.7 percent of net sales) for the first quarter of fiscal 2001 primarily due to cost reduction initiatives at the Company's Portland, Oregon Support Center, which houses the Company's executive and administrative staff.

Income (Loss) from Operations

        Income from operations was $37,000 in the first quarter of fiscal 2002 compared to a loss from operations of $0.9 million for the first quarter of fiscal 2001, primarily as a result of the decreased expenses discussed above.

Interest Expense

        Interest expense was $409,000 in the first quarter of fiscal 2002 compared to $640,000 in the first quarter of fiscal 2001 as a result of additional interest expense in the first quarter of fiscal 2001 related to an increase in the interest rate on the Dresdner notes in the first quarter of fiscal 2001.

Income Taxes

        A valuation allowance has been recorded for the full amount of deferred tax assets due to the uncertainty regarding the realization of the net deferred tax assets consisting primarily of net operating loss and credit carryforwards.

Net Loss Available for Common Shareholders

        Net loss available for common shareholders decreased to $1.2 million for the first quarter of fiscal 2002 compared to $2.7 million for the first quarter of fiscal 2001 due to the lower operating expenses and interest expense in the first quarter of fiscal 2002.

Liquidity and Capital Resources

        At December 31, 2001 working capital was $9.3 million, including $2.3 million of cash and cash equivalents. In the first quarter of fiscal 2002, working capital decreased by $544,000 compared to September 30, 2001 and the current ratio decreased to 2.7:1 from 2.9:1.

        Cash and cash equivalents decreased $807,000 from September 30, 2001, primarily due to $76,000 used in operations and $674,000 used for the purchase of property and equipment.

        Accounts receivable decreased $190,000 to $3.3 million at December 31, 2001 from $3.5 million at September 30, 2001. Days sales outstanding were 23 days at December 31, 2001 compared to 24 days at September 30, 2001.

        Inventories increased $792,000 to $8.1 million at December 31, 2001 from $7.3 million at September 30, 2001 primarily as a result of the timing of sales in relation to production planning. Inventory levels historically increase in the winter months as sales are lower and production levels are planned to be relatively consistent. Inventory turned 3.5 times on an annualized basis in the first quarter of both fiscal 2002 and fiscal 2001.

        Other current liabilities increased $449,000 to $1.3 million at December 31, 2001 from $815,000 at September 30, 2001, primarily as a result of the timing of the interest payments on the Company's subordinated notes.

        Capital expenditures of $674,000 during the first quarter of fiscal 2002 primarily resulted from expenditures for manufacturing equipment related to the Company's new product lines. In January 2002, the Company utilized the proceeds of an $8.0 million term loan plus $1.05 million of proceeds from a new line of credit to purchase the food processing, production and other equipment used at its Clearfield, Utah, production facility, which it had been leasing under operating leases with BA Leasing & Capital Corporation. Excluding this $9.05 million purchase, capital expenditures are estimated to total approximately $1.3 million for fiscal 2002, primarily for manufacturing equipment.

        In January 2002, the Company entered into a Revolving Credit and Term Loan Agreement (the "Loan Agreement") with CapitalSource Finance LLC ("CapitalSource"). The Loan Agreement provides for an $8.0 million term loan and a $7.0 million line of credit (together, "the Loans"). The proceeds of the term loan along with $1.05 million of proceeds from the line of credit were applied to purchase the Company's food processing, production and other equipment used at its Clearfield, Utah, production facility, which it had been leasing under operating leases with BA Leasing & Capital Corporation. An additional $1.85 million of proceeds from the line of credit was used to repay the Company's existing revolving credit facility with Wells Fargo Bank, which has been terminated. The $4.1 million remaining balance available on the line of credit will be used as needed for working capital. The Company paid a closing fee of $300,000 in January 2002 to CapitalSource.

        Under the terms of the Loan Agreement, proceeds from a sale of assets outside the ordinary course of business, from certain insurance recoveries, or from other listed events must be used to prepay the Loans. Also, the Company must apply a portion of all excess cash flow (as defined) it receives to reduce the outstanding balance of the term loan. Upon a change of control (as defined) affecting the Company, it must prepay the Loans in full.

        The Company must pay to CapitalSource, and any participating lenders, an unused line of credit fee equal to 0.083 percent (per month) of unused amounts under the line of credit. In addition, it must pay to CapitalSource, as agent under the Loan Agreement, a collateral management fee of $4,167 per month. Upon the earlier of prepayment in full of the term loan or its expiration date, the Company will pay a $750,000 exit fee. The Company may not elect to prepay the Loans until July 10, 2003, except in the event of a sale of the Company.

        Pursuant to the Loan Agreement, the Company is required to maintain compliance with the following financial covenants:

  •
  a ratio of long-term indebtedness to earnings (as defined in the Loan Agreement) of not more than 2.75 to 1.00 through June 30, 2002, and not in excess of 2.5 to 1.00 for periods thereafter;

  •
  minimum earnings (as defined) of at least $5.0 million for the prior twelve months calculated as of each quarterly period through June 30, 2002, and $6.0 million as of quarterly periods thereafter;

  •
  a ratio of earnings (as defined) to fixed charges, such as debt service payments, capital expenditures and taxes, of not less than 1.25 to 1.00; and

  •
  capital expenditures of less than $1.75 million for the prior twelve months calculated as of each quarterly period through September 30, 2002, and less than $1.1 million as of quarterly periods thereafter.

        In addition, the Company may not, among other restrictions, (1) incur any additional indebtedness other than accounts payable, except in certain limited circumstances, (2) create any liens on its assets, (3) invest in other entities, (4) pay dividends, redeem its capital stock (including preferred stock), or make unscheduled payments under its Subordinated Notes (except as expressly permitted), (5) sell assets other than in the ordinary course, except in certain limited circumstances, (6) engage in any transaction with an affiliate, (7) amend its Articles of Incorporation or Bylaws in a manner that would be adverse to CapitalSource, or (8) enter into any contingent obligations or guarantee the obligations of another.

        In January 2002, the Company entered into a second amendment to its Convertible Senior Subordinated Notes (the "Notes") held by Dresdner Kleinwort Benson Private Equity Partners L.P. ("Dresdner"). Interest on the Notes is 10 percent per annum and the Company must pay a 20 percent premium on the principal plus accrued but unpaid interest at repayment or maturity. The Notes are convertible into shares of the Company's Common Stock at the option of the holder until maturity on March 31, 2005, at which time they will be due in full if not previously converted. The Company may also elect to redeem the Notes, if not previously converted, at any time. The conversion price of the Notes at December 31, 2001 was $10.16 per share. The Notes contain financial covenants that are the same as the covenants on the Loans discussed above, but in each case, they are less restrictive. In conjunction with the January amendment, the Company issued a warrant to Dresdner with a ten-year term to purchase 557,981 shares of the Company's common stock at an exercise price of $0.28 per share. The warrants are immediately exercisable and have a ten-year term. The Company will account for the imputed value of the term revisions, including the fair value of the warrants and the exit fee, in accordance with SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Accordingly, the Company will account for the effects of the debt restructuring on a prospective basis from the date of restructuring and no gain or loss was recorded on the date of restructuring. The Company will compute an effective interest rate taking into consideration the imputed value of the revised terms, which will be applied as of the restructuring date through the maturity date.

        Also in January 2002, the Company converted its Series A Preferred Stock into Series C Preferred Stock and its Series B Preferred Stock into Series D Preferred Stock, both on a 5 for 1 basis. After the conversion, the Company had 552,500 shares of Series C Preferred Stock and 97,500 shares of Series D Preferred Stock outstanding with a total face value of $32.5 million. The Series C preferred shares are convertible at a price of $10 per share and the Series D preferred shares are convertible at $3.75 per share (subject to antidilution adjustments), in each case based on a base price of $50.00, at any time at the discretion of the holder. Both series of preferred stock are entitled to a 12 percent cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of the Company. The terms of the Series C Stock and Series D Stock provide for a 10 percent premium on any liquidation or redemption and for an earliest date on which holders may require redemption of their shares of March 31, 2006, at which point they may be redeemed at the election of the holders or, under certain conditions, at the discretion of the Company. The redemption value of the Series C and Series D convertible preferred stock is $27.6 million and $4.9 million, respectively.

        In addition, the Company issued to preferred shareholders, pro rata in accordance with their holdings of preferred stock, warrants to purchase an aggregate of 557,981 shares of common stock at a price of $0.28 per share. The warrants are immediately exercisable and have a ten-year term. The Company will account for the imputed value of the premium and the warrants in accordance with SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Accordingly, the Company will record additional dividends, using the effective interest rate method, through the redemption date.

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

        The Company believes the adoption of EITF No. 00-14 and EITF No. 00-25 will result in a reclassification that will decrease previously reported net sales and previously reported sales and marketing expense by approximately $7.5 - $10 million in fiscal 2001 and $8.5 - $12 million in fiscal

2000. The Company does not believe that the adoption of EITF No. 00-14 and EITF No. 00-25 will otherwise have a material net effect on the results of operations of the Company.

        The EITF has issued EITF No. 01-9 "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which consolidates and clarifies guidance given under EITF No. 00-14 and EITF No. 00-25, but does not change the accounting prescribed above for the Company. Therefore, conclusions given in relation to EITF No. 00-14 and EITF No. 00-25 above are not affected.

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement. SFAS No. 142 becomes effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. The Company expects to adopt SFAS No. 142 in the first quarter of fiscal 2003. At the beginning of fiscal 2003, it is expected that the Company's goodwill balance will be approximately $411,000. The Company will evaluate this asset for impairment in accordance with SFAS No. 142 at that time. Had the Company adopted SFAS No. 142 at the beginning of fiscal 2002, assuming no impairment charge, it would not have recorded amortization expense of $31,000 for the quarter ended December 31, 2001.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        As discussed above, in January 2002, the Company entered into a loan agreement with CapitalSource and terminated its existing equipment lease agreements and line of credit facility. Amounts outstanding under this new loan agreement bear interest at variable rates tied to the prime rate. At January 31, 2002, the Company had $8.0 million outstanding at an interest rate of 10% and $2.9 million outstanding at an interest rate of 8%. A hypothetical 10% increase in interest rates would increase interest expense by approximately $103,000 on a quarterly basis assuming the amounts outstanding remained constant.

PART II—OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

        On January 10, 2002, the Company closed transactions that resulted in extensions to the maturity date of its outstanding $17.4 million principal amount of Convertible Senior Subordinated Notes ("Subordinated Notes") held by Dresdner Kleinwort Benson Private Equity Partners LP ("Dresdner") and earliest mandatory redemption date of its outstanding preferred stock. Changes to the Company's Subordinated Notes were achieved by amending outstanding instruments. The Company accomplished the agreed changes to its preferred stock by creating two new series of preferred stock designated as Series C Convertible Preferred Stock ("Series C Stock") and Series D Convertible Preferred Stock ("Series D Stock") containing modified terms and exchanging shares of such newly created Series C Stock and Series D Stock for all of its outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, respectively (referred to below as the "Preferred Stock Exchange"). Certain terms of the note extension and new series of preferred stock may materially limit the rights of holders of the Company's common stock in connection with a sale or liquidation of the Company as described below. Also, the Company is prohibited from paying cash dividends to holders of the Company's common stock (1) without the consent of Dresdner (as long as at least $5,000,000 in principal amount of the Subordinated Notes is outstanding) and (2) unless all accumulated and unpaid dividends have been paid on the outstanding Series C Stock and Series D Stock.

        In order to obtain the extension of the maturity date of its Subordinated Notes from April 1, 2003, to March 31, 2005, the Company agreed to pay a 20 percent premium at repayment or maturity of such notes and to issue to Dresdner a warrant to purchase 557,981 shares of the Company's common stock at a price of $0.28 per share. The warrants are exercisable by the holder at any time and have a ten-year term. The Company must prepay its Subordinated Notes in certain circumstances, including in the event of a sale or liquidation of the Company. The Subordinated Notes remain convertible into common stock at the election of the holder; the current conversion price is $10.16 per share.

        To achieve the extension of the earliest mandatory redemption date of the Company's outstanding preferred stock from December 31, 2004, to March 31, 2006, the Company agreed to pay a 10 percent premium on the accumulated liquidation preference and redemption price applicable to its preferred stock, payable upon redemption or any liquidation or deemed liquidation of the Company. Each holder of Series C Stock or Series D Stock may, in its discretion, deem a merger or other business combination in which the Company is not the surviving entity, a sale of all or substantially all the Company's assets, a capital reorganization of the Company, or a reclassification of the Company's outstanding common stock to be a liquidation for purposes of this liquidation preference. In addition, the Company issued to preferred shareholders, pro rata in accordance with their holdings of preferred stock, warrants to purchase an aggregate of 557,981 shares of common stock at a price of $0.28 a share. Warrants are exercisable by the holders at any time and have a ten-year term.

        The Company issued 552,500 shares of its Series C Stock and 97,500 shares of its Series D Stock in connection with the Preferred Stock Exchange. Each share of Series C Stock is convertible into a number of shares of common stock determined by dividing $50.00 by the conversion price of $10.00 per share (subject to certain anti-dilution adjustments), or presently on a five-to-one basis, at any time at the discretion of the holder. Each share of Series D Stock is presently convertible into a number of shares of common stock determined by dividing $50.00 by the conversion price of $3.75 per share (subject to anti-dilution adjustments), or presently on a 13.33-to-one basis. No shares of Series A Convertible Preferred Stock or Series B Convertible Preferred Stock remain outstanding following the exchange.

        The Preferred Stock Exchange and issuance of warrants to preferred shareholders and to Dresdner were completed in transactions exempt from registration under the Securities Act of 1933, as amended (the "Act"), by virtue of Sections 3(a)(9) and 4(2) of the Act. The Preferred Stock Exchange and

issuance of warrants to preferred shareholders and to Dresdner were completed as part of an exchange with existing security holders under Section 3(a)(9). No commission was paid or given for soliciting the exchange. In addition, the transactions did not involve a public offering. All Subordinated Notes are held by Dresdner. The Company's preferred stock is owned by five institutions and their affiliates and two individuals who have represented to the Company that they are accredited investors. The Company did not receive any proceeds in connection with the transactions.

Item 6.    Exhibits and Reports on Form 8-K

(a)
The exhibits filed as a part of this report are listed below and this list is intended to comprise the exhibit index:

Exhibit No.
3.1	Restated Articles of Incorporation, as amended January 9, 2002
10.1	Employment Agreement dated March 25, 1997, with amendments, between Gardenburger, Inc. and James W. Linford.
10.2	Change in Control Agreement, dated October 30, 2001, between Gardenburger Inc. and James W. Linford.
10.3	Change in Control Agreement, dated October 30, 2001, between Gardenburger Inc. and Lorraine A. Crawford.
(b)
The Company did not file any reports on Form 8-K during the quarter ended December 31, 2001.

The Company filed one report on Form 8-K on January 17, 2002, which was dated January 10, 2002, reporting under Item 5. Other Events a new loan agreement, amendments to its outstanding convertible senior subordinated notes and changes to its outstanding convertible preferred stock.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2002	GARDENBURGER, INC.
	By:	/s/ SCOTT C. WALLACE Scott C. Wallace Director, President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ LORRAINE CRAWFORD Lorraine Crawford Vice President of Finance, Corporate Controller, Secretary and Treasurer (Principal Financial and Accounting Officer)

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
GARDENBURGER, INC. BALANCE SHEETS (In Thousands, Except Share Amounts)
GARDENBURGER, INC. STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Amounts)
GARDENBURGER, INC. STATEMENTS OF CASH FLOWS (In Thousands)
GARDENBURGER, INC. NOTES TO FINANCIAL STATEMENTS (In Thousands, Except Per Share Amounts or as Otherwise Indicated) (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES