Form 10-K/A
period 2001-09-30
GARDENBURGER INC
filed 2002-04-18
CIK 859735

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

GARDENBURGER, INC.
2001 FORM 10-K/A ANNUAL REPORT
AMENDMENT NO. 1
TABLE OF CONTENTS

		Page
	PART I
Item 8.	Financial Statements and Supplementary Data	2
	PART IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	3
Signatures		4

1

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

  (c)
  Exhibits

    The exhibits filed as part of this amendment are listed below and this list is intended to comprise the exhibit index:

      23        Consent of Arthur Andersen LLP

3

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2002

GARDENBURGER, INC.
By:	/s/ LORRAINE CRAWFORD Lorraine Crawford Vice President, Finance and Corporate Controller (Principal Financial and Accounting Officer)

4

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

QuickLinks

GARDENBURGER, INC. 2001 FORM 10-K/A ANNUAL REPORT AMENDMENT NO. 1 TABLE OF CONTENTS
  Item 8. Financial Statements and Supplementary Data
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