Form 10-Q
period 2002-03-31
GARDENBURGER INC
filed 2002-04-30
CIK 859735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
OR
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

Registrant’s telephone number, including area code: 503-205-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒   No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock without par value	9,002,101
(Class)	(Outstanding at April 29, 2002)

GARDENBURGER, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

GARDENBURGER, INC.

BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	September 30,
	2002	2001
Assets
Current Assets:
Cash and cash equivalents	$1,403	$3,065
Accounts receivable, net of allowances of $266 and $266	3,788	3,513
Inventories, net	7,990	7,331
Prepaid expenses	1,222	1,070
Total Current Assets	14,403	14,979

Property, Plant and Equipment, net of accumulated depreciation of $6,833 and $5,696	14,097	5,520
Other Assets, net of accumulated amortization of $1,708 and $1,612	1,680	1,562
Total Assets	$30,180	$22,061

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Short-term note payable	$2,621	$1,689
Current portion of long-term debt	667	-
Accounts payable	2,571	1,959
Payroll and related liabilities payable	729	659
Other current liabilities	638	815
Total Current Liabilities	7,226	5,122

Long-Term Debt, less current maturities	7,326	-
Other Long-Term Liabilities	-	126
Convertible Notes Payable	17,608	17,364

Convertible Redeemable Preferred Stock	43,294	40,880

Shareholders' Equity (Deficit):
Preferred Stock, no par value, 5,000,000 shares authorized	-	-
Common Stock, no par value, 25,000,000 shares authorized; shares issued and outstanding 9,002,101:	11,189	11,189
Additional paid-in capital	12,500	12,405
Retained deficit	(68,963)	(65,025)
Total Shareholders' Deficit	(45,274)	(41,431)
Total Liabilities and Shareholders' Equity (Deficit)	$30,180	$22,061

The accompanying notes are an integral part of these balance sheets.

GARDENBURGER, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three months ended March 31,		Six months ended March 31,
	2002	2001	2002	2001
Net sales	$11,603	$10,210	$22,450	$20,511
Cost of goods sold	6,970	7,473	13,634	14,131
Gross margin	4,633	2,737	8,816	6,380

Operating expenses:
Sales and marketing	3,338	3,357	6,361	6,552
General and administrative	1,049	1,288	2,172	2,638
	4,387	4,645	8,533	9,190
Operating income (loss)	246	(1,908)	283	(2,810)

Other income (expense):
Interest income	6	21	22	46
Interest expense	(1,105)	(682)	(1,514)	(1,322)
Debt restructuring costs	(613)	-	(613)	-
Other, net	-	10	298	(50)
	(1,712)	(651)	(1,807)	(1,326)
Loss before income taxes	(1,466)	(2,559)	(1,524)	(4,136)
Income taxes	-	-	-	-
Loss before preferred dividends	(1,466)	(2,559)	(1,524)	(4,136)
Preferred dividends	1,322	1,092	2,414	2,184
Net loss available for common shareholders	(2,788)	(3,651)	(3,938)	(6,320)

Net loss per share - basic and diluted	$(0.31)	$(0.41)	$(0.44)	$(0.70)

Shares used in per share calculations	9,002,101	9,002,101	9,002,101	8,998,370

The accompanying notes are an integral part of these statements.

GARDENBURGER, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Loss before preferred dividends	$(1,524)	$(4,136)
Adjustments to reconcile loss before preferred dividends to net cash flows used in operating activities:
Depreciation and amortization	1,565	1,035
Other non-cash expense	112	1,013
Loss on sale of property and equipment	17	106
(Increase) decrease in:
Accounts receivable, net	(275)	1,184
Inventories, net	(659)	(126)
Prepaid expenses	(152)	423
Increase (decrease) in:
Accounts payable	612	280
Payroll and related liabilities payable	70	(733)
Other current liabilities	(177)	(218)
Net cash used in operating activities	(411)	(1,172)

Cash flows from investing activities:
Payments for purchase of property and equipment	(9,457)	(389)
Proceeds from sale of property and equipment	-	675
Other assets, net	-	(4)
Net cash provided by (used in) investing activities	(9,457)	282

Cash flows from financing activities:
Proceeds from line of credit, net	932	650
Proceeds from long-term debt	7,917	-
Financing fees	(643)	-
Proceeds from exercise of common stock options	-	36
Net cash provided by financing activities	8,206	686

Decrease in cash and cash equivalents	(1,662)	(204)

Cash and cash equivalents:
Beginning of period	3,065	2,178
End of period	$1,403	$1,974

The accompanying notes are an integral part of these statements.

GARDENBURGER, INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except per share amounts and as otherwise indicated)

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the quarterly periods ended March 31, 2002 and 2001 and the financial information as of March 31, 2002 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The financial information as of September 30, 2001 is derived from Gardenburger, Inc.’s (the Company’s) 2001 Annual Report on Form 10-K.  The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2001 Annual Report on Form 10-K.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Inventories

Inventories are valued at standard cost, which approximates the lower of cost (using the first-in, first-out (FIFO) method) or market, and include materials, labor and manufacturing overhead.

	March 31, 2002	September 30, 2001
Raw materials	$1,344	$1,243
Packaging and supplies	304	309
Finished goods	6,342	5,779
	$7,990	$7,331

Note 3. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	Six months ended March 31,
	2002	2001
Cash paid during the period for income taxes	$6	$9
Cash paid during the period for interest	937	166
Issuance of additional Convertible Notes in lieu of cash payment of interest expense on Convertible Notes	—	1,538
Non-cash preferred dividends	2,414	2,184

Note 4. Earnings Per Share

Basic earnings per share (“EPS”) and diluted EPS are the same for all periods presented since the Company was in a loss position in all periods.

Potentially dilutive securities that are not included in the diluted EPS calculation because they would be antidilutive are as follows:

	March 31,
	2002	2001
Stock options	4,169	3,085
Convertible Notes	1,721	1,487
Convertible preferred stock	4,062	4,062
Total	9,952	8,634

Note 5. Revolving Credit and Term Loan and Amendments to Subordinated Convertible Notes and Preferred Stock

On January 10, 2002, the Company entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with CapitalSource Finance LLC (“CapitalSource”).  It also completed extensions to the maturity date of its subordinated convertible notes and the earliest mandatory redemption date applicable to its outstanding convertible redeemable preferred stock.

The Loan Agreement provides for an $8.0 million term loan and a $7.0 million line of credit (together, “the Loans”).  The $8.0 million proceeds from the term loan and $1.05 million of proceeds from the line of credit were applied to purchase the Company’s food processing, production and other equipment used at its Clearfield, Utah, production facility, which had been leased under operating leases with Bank of America (“BA”) Leasing & Capital Corporation.  An additional $1.85 million of proceeds from the line of credit were used to repay the Company’s existing revolving credit facility, which has been terminated, and certain fees of Wells Fargo Bank. The remaining balance available on the line of credit will be used as needed for working capital.  The Company paid a closing fee of $300,000 to CapitalSource (the “Closing Fee”).

As a condition to obtaining the new financing, the Company negotiated extensions to the maturities of its outstanding $17.4 million principal amount of Convertible Senior Subordinated Notes (“Convertible Notes”) held by Dresdner Kleinwort Benson Private Equity Partners LP (“Dresdner”) and its Series A Convertible Preferred Stock (“Series A Stock”) and Series B Convertible Preferred Stock (“Series B Stock”) held by various investors.

In order to obtain the extension of maturity date of its Convertible Notes from April 1, 2003, to March 31, 2005, the Company agreed to increase the interest rate on the notes from 7 to 10 percent, to pay a 20 percent premium at repayment or maturity of such notes, and to issue to Dresdner a warrant to purchase 557,981 shares of the Company’s common stock at an exercise price of $0.28 per share.

To achieve the extension of the earliest mandatory redemption date of the Company’s outstanding Series A and Series B preferred stock from December 31, 2004, to March 31, 2006, the Company agreed to pay a 10 percent premium on the accumulated liquidation preference and redemption price applicable to its preferred stock, payable upon redemption or any liquidation or deemed liquidation of the Company.  In addition, the Company issued to preferred shareholders, pro rata in accordance with their holdings of preferred stock, warrants to purchase an aggregate of 557,981 shares of common stock at an exercise price of $0.28 a share.  The Company accomplished the agreed changes to its preferred stock by creating two new series of preferred stock designated as Series C Convertible Preferred Stock (“Series C Stock”) and Series D Convertible Preferred Stock (“Series D Stock”) containing such revised terms and exchanging shares of its outstanding Series A Stock and Series B Stock for such newly created Series C Stock and Series D Stock, respectively.   Other than the modifications mentioned above, there were no substantive changes to the rights and privileges of the Series A and Series B compared to Series C and Series D.

Farallon Partners, L.L.C., and its affiliates, which together own approximately 30.8% of the Company’s Series C and Series D Stock, have a substantial equity interest in CapitalSource Holdings LLC, which controls CapitalSource.  An affiliate of Rosewood Capital III, L.P., which also owns approximately 30.8% of the Series C and Series D Stock, has a small (less than 2%) equity interest in CapitalSource Holdings LLC.  Two of the Company’s directors are employed by an affiliate of Rosewood Capital III, L.P.  Jason Fish, a director of the Company until his resignation on January 8, 2002, is President of CapitalSource Holdings LLC and was a managing member of Farallon Partners, L.L.C., until June 2000.

Terms of the Loan Agreement

The Loan Agreement permits the Company to request advances under the $7.0 million line of credit up to the sum of 85 percent of eligible receivables and 60 percent of eligible inventory.  The Company must maintain a minimum balance under the line of credit of $1.0 million.  Advances will bear interest at an annual rate of prime plus 2.50 percent, or 7.25 percent at March 31, 2002, but in no event will the interest rate be less than 8 percent.  The line of credit expires December 15, 2004.  At March 31, 2002, the Company had $2.6 million outstanding under the line of credit.

The $8.0 million term loan bears interest at an annual rate of prime plus 4.50 percent; however, in no event will the interest rate be less than 10 percent.  Interest under the term loan is payable monthly, and minimum monthly principal payments of $41,667 are required until January 1, 2003.  The minimum monthly principal payment increases to $125,000 for the period from February 1, 2003, through January 1, 2004, and increases to $166,667 for the period from February 1, 2004, through the expiration date of the term loan, December 15, 2004.  Amounts due but not paid under the term loan will be automatically drawn from the line of credit, subject to availability.

The Loans are secured by the Company’s assets, including, without limitation, its accounts receivable, inventory, equipment, intellectual property, and bank deposits.  The Loan Agreement contains cross default provisions with respect to the Company’s other indebtedness, including the Convertible Notes.

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

The Company must pay to CapitalSource and any participating lenders an unused line of credit fee equal to 0.083 percent (per month) of unused amounts under the line of credit.  In addition, it must pay to CapitalSource, as agent under the Loan Agreement, a collateral management fee of $4,167 per month.  Upon the earlier of prepayment in full of the term loan or its expiration date, the Company will pay a $750,000 exit fee.  The Company may not elect to prepay the Loans until July 10, 2003, except in the event of a sale of the Company.  The $750,000 exit fee is being amortized as additional interest expense over the life of the Loans, increasing the effective interest rate on the Loans.

Pursuant to the Loan Agreement, the Company is required to maintain compliance with the following financial covenants:

•       a ratio of long-term indebtedness to earnings (as defined in the Loan Agreement) of not more than 2.75 to 1.00 through June 30, 2002, and not in excess of 2.5 to 1.00 for periods thereafter;

•       minimum earnings (as defined) of at least $ 5.0 million for the prior twelve months calculated as of each quarterly period through June 30, 2002, and $6.0 million as of quarterly periods thereafter;

•       a ratio of earnings (as defined) to fixed charges, such as debt service payments, capital expenditures and taxes, of not less than 1.25 to 1.00; and

•       capital expenditures of less than $1.75 million for the prior twelve months calculated as of each quarterly period through September 30, 2002, and less than $1.1 million as of quarterly periods thereafter.

In addition, the Company may not, among other restrictions, (1) incur any additional indebtedness other than accounts payable, except in certain limited circumstances, (2) create any liens on its assets, (3) invest in other entities, (4) pay dividends, redeem its capital stock (including preferred stock), or make unscheduled payments under its Convertible Notes (except as expressly permitted), (5) sell assets other than in the ordinary course, except in certain limited circumstances, (6) engage in any transaction with an affiliate, (7) amend its Articles of Incorporation or Bylaws in a manner that would be adverse to CapitalSource, or (8) enter into any contingent obligations or guarantee the obligations of another.

Amendment to Convertible Notes and Warrant Agreement with Dresdner

The Company and Dresdner entered into a Second Amendment to Note Purchase Agreement, an Amended and Restated Convertible Senior Subordinated Note (the “Restated Convertible Note”), and a Warrant Agreement, each dated January 10, 2002, in connection with the extension of the maturity date under the Convertible Notes from April 1, 2003, to March 31, 2005.  In addition, under the terms of the Restated Convertible Note, the Company agreed to (i) increase the interest rate on the Convertible Notes from 7 to 10 percent and (ii) pay a 20 percent premium on the principal plus accrued but unpaid interest on the Convertible Notes at repayment or maturity.  The Restated Convertible Note remains convertible into common stock at the election of the holder; the conversion price at

March 31, 2002 was $10.09 per share, which was not affected by the amendment.  Interest is payable in cash semi-annually to the extent of availability under the CapitalSource line of credit.

The Company is required to apply a portion of excess cash flow (as defined) to repay accrued interest and the outstanding principal amount of the Restated Convertible Note, subject to certain specified exceptions.  The Company must at all times pay 50 percent of excess cash flow to pay down indebtedness to CapitalSource and to Dresdner in specified proportions.

The Restated Convertible Note contains financial covenants, which are the same as those in the Loan Agreement, but in each case slightly more favorable to the Company.  The Restated Convertible Note also contains subordination provisions with respect to the Loans and cross default provisions with respect to the Company’s other indebtedness, including the Loans.

In addition, under the terms of the Warrant Agreement, the Company issued to Dresdner an immediately exercisable warrant with a ten–year term to purchase 557,981 shares of the Company’s common stock at a price of $0.28 per share, subject to anti–dilution adjustments.  The Company granted registration rights to Dresdner with respect to shares issuable upon exercise of its warrant.

Series C and Series D Preferred Stock

The Company and the holders of its outstanding Series A Stock and Series B Stock entered into a Preferred Stock Exchange Agreement dated January 10, 2002 (the “Exchange Agreement”), in connection with the extension of the earliest date on which the holders of the Company’s preferred stock could require that their shares be redeemed, and certain other changes.  This extension was a condition to funding under the Loan Agreement and closing of the Second Amendment to Note Purchase Agreement.  Under the terms of the Exchange Agreement, holders of Series A Stock and Series B Stock agreed to exchange all of their outstanding shares of Series A Stock and Series B Stock for newly created Series C Stock and Series D Stock, respectively, at an exchange ratio of five shares of Series A Stock for each share of Series C Stock and five shares of Series B Stock for each share of Series D Stock. In addition, the Company issued to preferred shareholders immediately exercisable warrants with a ten–year term to purchase an aggregate of 557,981 shares of the Company’s common stock, exercisable at a price of $0.28 per share, subject to anti–dilution adjustments. The Company granted holders of its preferred stock registration rights with respect to shares to be issued upon exercise of the warrants, including both demand and piggy–back registration rights.

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

Accounting for Changes to Convertible Notes and Preferred Stock

The Company is accounting for the term revisions, including the fair value of the common stock warrants and exit fee premiums, in accordance with SFAS No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings.”  Accordingly, the Company is accounting for the effects of the debt restructuring on a prospective basis from the date of restructuring and no gain or loss was recorded on the date of restructuring.  The Company computed an effective interest rate and preferred dividend taking into consideration the imputed value of the revised terms, which is being applied as of the restructuring date through the maturity dates.

Note 6.  Adoption of EITFs 00-14, 00-25 and 01-9

In May 2000, the Emerging Issues Task Force (“EITF”), a subcommittee of the Financial Accounting Standards Board, issued EITF No. 00-14 “Accounting for Certain Sales Incentives.”  EITF 00-14 prescribes guidance regarding timing of recognition and income statement classification of costs incurred for certain sales incentive programs.  This guidance requires certain coupons, rebate offers and free products offered concurrently with a single exchange transaction to be recognized at the later of when the revenue is recognized or when the sales incentive is offered, and reported as a reduction of revenue.

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

The Company adopted EITF 00-14 and EITF 00-25 in the second quarter of fiscal 2002.  Comparative financial statements for prior periods have been reclassified to comply with the classification guidelines of EITF 00-14 and 00-25.

The Company also adopted EITF No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” in the second quarter of fiscal 2002, which consolidates and clarifies guidance given under EITF No. 00-14 and EITF No. 00-25, but does not change the accounting prescribed above for the Company.

A reconciliation of prior period net revenues is as follows:

	Three Months Ended March 31, 2001	Six Months Ended March 31, 2001
Net revenues as previously reported	$12,725	$25,328
Coupons	(525)	(662)
Slotting	(515)	(960)
Other trade promotions	(1,475)	(3,195)
Net revenues as adjusted	$10,210	$20,511

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales

Net sales increased to $11.6 million in the three months ended March 31, 2002 (the “second quarter of fiscal 2002”) from $10.2 million in the three months ended March 31, 2001 (the “second quarter of fiscal 2001”) and increased to $22.5 million for the six months ended March 31, 2002 compared to $20.5 million for the six months ended March 31, 2001.  Sales for the three and six month periods ended March 31, 2002 included approximately $800,000 and $2.0 million, respectively, attributable to gross sales of recently introduced products.  These new products are representative of the Company’s offerings of meat alternative products beyond veggie burgers. The Company plans additional expansion into this growing part of the meat alternative market.

Gross Margin

Gross margin increased to $4.6 million and $8.8 million, respectively (40.0 percent and 39.3 percent of net sales, respectively), for the three and six month periods ended March 31, 2002 compared to $2.7 million and $6.4 million, respectively (26.8 percent and 31.1 percent of net sales, respectively), for the comparable periods of fiscal 2001.  The increase in gross margin is due to an increase in sales and an increase in the gross margin percentage.  The improved gross margin percentages are attributable to reduced selling discounts, reduced lease expense due to the elimination of the equipment operating leases in early January 2002 and increased operating efficiencies at the Company’s Clearfield, Utah manufacturing facility, offset in part by increased depreciation due to the acquisition of the Clearfield manufacturing equipment.

Sales and Marketing Expense

Sales and marketing expense decreased slightly to $3.3 million and $6.4 million, respectively (28.8 percent and 28.3 percent of net sales, respectively), for the three and six month periods ended March 31, 2002, compared to $3.4 million and $6.6 million, respectively (32.9 percent and 31.9 percent of net sales, respectively), for the three and six month periods ended March 31, 2001.  The slight decrease in sales and marketing expenditures is primarily due to reduced fixed sales and marketing overhead due to planned cost reductions.  These improvements were partially offset by increased consumer and customer marketing costs.

General and Administrative Expense

General and administrative (“g&a”) expense decreased to $1.0 million and $2.2 million, respectively (9.0 percent and 9.7 percent of net sales, respectively), for the three and six month periods ended March 31, 2002 compared to $1.3 million and $2.6 million, respectively (12.6 percent and 12.9 percent of net sales, respectively), for the three and six month periods ended March 31, 2001.  The decrease is primarily due to cost reduction initiatives at the Company’s Portland, Oregon Support Center, which houses the Company’s executive and administrative staff.

Income (Loss) from Operations

Income from operations was $246,000 and $283,000, respectively, for the three and six month periods ended March 31, 2002 compared to a loss from operations of $1.9 million and $2.8 million, respectively, for the comparable periods of fiscal 2001.  The improvements in operating results for the three and six month periods ended March 31, 2002 compared to the comparable periods of fiscal 2001 are primarily a result of the increased revenue, increased gross margin percentage and decreased expenses discussed above.

Interest Expense

Interest expense was $1.1 million and $1.5 million, respectively, for the three and six month periods ended March 31, 2002 compared to $682,000 and $1.3 million for the comparable periods of fiscal 2001. The increase was primarily a result of increased outstanding debt balances and increases in the effective interest rates of previously outstanding debt.

Debt Restructuring Costs

Debt restructuring costs of $613,000 in the second quarter of fiscal 2002 include an early termination fee of $175,000 for the Company’s previous line of credit facility, the write-off of $279,000 of unamortized financing fees, $95,000 for the value of common stock warrants issued in connection with the restructuring of the Convertible Notes and preferred stock and $181,000 of legal fees.

Other Income

Other income of $298,000 for the six months ended March 31, 2002 relates primarily to the reversal of restructuring reserves, which were established in fiscal 1999 and, in the first quarter of fiscal 2002, were determined to no longer be required.

Income Taxes

A valuation allowance has been recorded for the full amount of deferred tax assets due to the uncertainty regarding the realization of the net deferred tax assets consisting primarily of net operating loss and credit carryforwards.

Preferred Dividends

Preferred dividends were $1.3 million and $2.4 million for the three and six month periods ended March 31, 2002 compared to $1.1 million and $2.2 million for the comparable periods of fiscal 2001.  Due to changes made to the outstanding preferred stock during the second quarter of fiscal 2002, the quarterly dividend charge increased from $1.1 million to $1.3 million.

Net Loss Available for Common Shareholders

Net loss available for common shareholders was $2.8 million and $3.9 million, respectively, for the three and six month periods ended March 31, 2002 compared to $3.7 million and $6.3 million, respectively, for the comparable periods of fiscal 2001.

Liquidity and Capital Resources

At March 31, 2002, working capital was $7.2 million, including $1.4 million of cash and cash equivalents.  In the first six months of fiscal 2002, working capital decreased by $2.7 million compared to September 30, 2001 and the current ratio decreased to 2.0:1 from 2.9:1.

Cash and cash equivalents decreased $1.7 million from September 30, 2001, primarily due to $411,000 used in operations and $9.5 million used for the purchase of property and equipment, offset by $8.8 million of proceeds from short and long-term debt.

Accounts receivable increased $275,000 to $3.8 million at March 31, 2002 from $3.5 million at September 30, 2001.  Days sales outstanding were approximately 25 days at March 31, 2002 compared to approximately 26 days at September 30, 2001.

Inventories increased $659,000 to $8.0 million at March 31, 2002 from $7.3 million at September 30, 2001, primarily as a result of production timing as the Company enters its higher sales season. Inventory turned 3.5 times on an annualized basis in the second quarter of fiscal 2002 compared to 3.8 times in the corresponding period of fiscal 2001.

Accounts payable increased $612,000 to $2.6 million at March 31, 2002 from $2.0 million at September 30, 2001, primarily as a result of increased production and the timing of certain purchases.

Capital expenditures of $9.5 million during the first six months of fiscal 2002 primarily resulted from expenditures for manufacturing equipment that the Company had previously been leasing.  In January 2002, the Company utilized the proceeds of an $8.0 million term loan plus $1.05 million of proceeds from a new line of credit to satisfy all obligations under its lease commitments with BA Leasing & Capital Corporation, including the purchase of the food processing, production and other equipment.  Excluding this purchase, capital expenditures are estimated to total approximately $1.7 million for fiscal 2002, primarily for manufacturing equipment.

In January 2002, the Company entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with CapitalSource Finance LLC (“CapitalSource”).  The Loan Agreement provides for an $8.0 million term loan and a $7.0 million line of credit (together, “the Loans”).  The proceeds of the term loan along with $1.05 million of proceeds from the line of credit were applied to purchase the Company’s food processing, production and other equipment used at its Clearfield, Utah, production facility, which it had been leasing under operating leases with BA Leasing & Capital Corporation.  An additional $1.85 million of proceeds from the line of credit was used to repay the Company’s existing revolving credit facility with Wells Fargo Bank, which has been terminated, and certain bank fees.  At March 31, 2002, there was $4.4 million remaining available on the CapitalSource line of credit, which will be used as needed for working capital. The Company paid a closing fee of $300,000 in January 2002 to CapitalSource.

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

The Company must pay to CapitalSource and any participating lenders an unused line of credit fee equal to 0.083 percent (per month) of unused amounts under the line of credit.  In addition, it must pay to CapitalSource, as agent under the Loan Agreement, a collateral management fee of $4,167 per month.  Upon the earlier of prepayment in full of the term loan or its expiration date, the Company will pay a $750,000 exit fee.  The Company may not elect to prepay the Loans until July 10, 2003, except in the event of a sale of the Company.

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

In addition, the Company may not, among other restrictions, (1) incur any additional indebtedness other than accounts payable, except in certain limited circumstances, (2) create any liens on its assets, (3) invest in other entities, (4) pay dividends, redeem its capital stock (including preferred stock), or make unscheduled payments under its Convertible Notes (except as expressly permitted), (5) sell assets other than in the ordinary course, except in certain limited circumstances, (6) engage in any transaction with an affiliate, (7) amend its Articles of Incorporation or Bylaws in a manner that would be adverse to CapitalSource, or (8) enter into any contingent obligations or guarantee the obligations of another.

Concurrently with the closing of the Loans, the Company amended its Convertible Notes held by Dresdner Kleinwort Benson Private Equity Partners L.P. (“Dresdner”).  The interest rate on the Convertible Notes was increased to 10 percent per annum and the Company will be required to pay a 20 percent premium on the principal plus accrued but unpaid interest at repayment or maturity.  The Convertible Notes are convertible into shares of the Company’s common stock at the option of the holder until maturity on March 31, 2005, at which time they will be due in full if not previously converted.  The Company may also elect to redeem the Convertible Notes, if not previously converted, at any time. The conversion price of the Convertible Notes at March 31, 2002 was $10.09 per share.  The Convertible Notes contain financial covenants that are the same as the covenants on the Loans discussed above, but in each case, they are less restrictive.  In conjunction with the January amendment, the Company issued a warrant to Dresdner to purchase 557,981 shares of the Company’s common stock at an exercise price of $0.28 per share.  The warrants are immediately exercisable and have a ten-year term.  The Company is accounting for the imputed value of the Convertible Note term revisions, including the fair value of the warrants and the exit fee, in accordance with SFAS No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings.”  Accordingly, the Company is accounting for the effects of the debt restructuring on a prospective basis from the date of restructuring and no gain or loss was recorded on the date of restructuring.  The Company has computed an effective interest rate taking into consideration the imputed value of the revised terms, which is being applied as of the restructuring date through the maturity date.

Also in January 2002, the Company converted its Series A Preferred Stock into Series C Preferred Stock and its Series B Preferred Stock into Series D Preferred Stock, both on a 5 for 1 basis.  After the conversion, the Company had 552,500 shares of Series C Preferred Stock and 97,500 shares of Series D Preferred Stock outstanding with a total face value of $32.5 million.  The Series C preferred shares are convertible at a price of $10 per share and the Series D preferred shares are convertible at $3.75 per share (subject to antidilution adjustments), in each case based on a base price of $50.00, at any time at the discretion of the holder.  Both series of preferred stock are entitled to a 12 percent cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of the Company.  The terms of the Series C Stock and Series D Stock provide for a 10 percent premium on any liquidation or redemption and for an earliest date on which holders may require redemption of their shares of March 31, 2006, at which point they may be redeemed at the election of the holders or, under certain conditions, at the discretion of the Company.  The redemption value of the Series C and Series D convertible preferred stock, excluding accrued dividends and the 10 percent premium, is $27.6 million and $4.9 million, respectively.

In addition, the Company issued to preferred shareholders, pro rata in accordance with their holdings of preferred stock, warrants to purchase an aggregate of 557,981 shares of common stock at a price of $0.28 per share.  The warrants are immediately exercisable and have a ten-year term.  The Company is accounting for the imputed value of the premium and the warrants in accordance with SFAS No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings.”  Accordingly, the Company is recording additional dividends, using the effective interest rate method, through the redemption date.

New Accounting Pronouncements

In May 2000, the Emerging Issues Task Force (“EITF”), a subcommittee of the Financial Accounting Standards Board (“FASB”), issued EITF No. 00-14 “Accounting for Certain Sales Incentives.”  EITF 00-14 prescribes guidance regarding timing of recognition and income statement classification of costs incurred for certain sales incentive programs.  This guidance requires certain coupons, rebate offers and free products offered concurrently with a single exchange transaction to be recognized at the later of when the revenue is recognized or when the sales incentive is offered, and reported as a reduction of revenue.

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

We adopted EITF 00-14 and EITF 00-25 in the second quarter of fiscal 2002.  Comparative financial statements for prior periods have been reclassified to comply with the classification guidelines of EITF 00-14 and 00-25.

We also adopted EITF No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” in the second quarter of fiscal 2002, which consolidates and clarifies guidance given under EITF No. 00-14 and EITF No. 00-25, but does not change the accounting prescribed above.

A reconciliation of prior period net revenues is as follows:

	Three Months Ended March 31, 2001	Six Months Ended March 31, 2001
Net revenues as previously reported	$12,725	$25,328
Coupons	(525)	(662)
Slotting	(515)	(960)
Other trade promotions	(1,475)	(3,195)
Net revenues as adjusted	$10,210	$20,511

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”   SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement.  SFAS No. 142 becomes effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001.  The Company expects to adopt SFAS No. 142 in the first quarter of fiscal 2003.  At the beginning of fiscal 2003, it is expected that the Company’s goodwill balance will be approximately $411,000. The Company will evaluate this asset for impairment in accordance with SFAS No. 142 at that time.  Had the Company adopted SFAS No. 142 at the beginning of fiscal 2002, assuming no impairment charge, it would not have recorded amortization expense of $62,000 for the six months ended March 31, 2002.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business.”  SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001.  The Company expects to adopt SFAS No. 144 in the first quarter of fiscal 2003 and is currently analyzing the effects of adopting SFAS No. 144 on its financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As discussed above, in January 2002, the Company entered into a loan agreement with CapitalSource and terminated its existing equipment lease agreements and line of credit facility.  Amounts outstanding under this new loan agreement bear interest at variable rates tied to the prime rate.  At March 31, 2002, the Company had $8.0 million outstanding at an interest rate of 10% and $2.6 million outstanding at an interest rate of 8%.  A hypothetical 10% increase in interest rates would increase interest expense by approximately $28,000 on a quarterly basis assuming the amounts outstanding remained constant.

PART II – OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on March 1, 2002, at which time the following action was taken:

1.    The five nominees for election by the holders of common stock and preferred stock and the two director nominees for election by the holders of the Series C preferred stock as directors of the Company were elected.  The voting results follow:

Director Name	Shares Voted For	Shares Withheld
Alexander P. Coleman	10,071,283	103,888
Ronald C. Kesselman	10,066,283	108,888
Richard L. Mazer	10,076,883	98,288
Scott C. Wallace	10,073,483	101,688
Paul F. Wenner	10,075,446	99,725
Kyle A. Anderson (Series C shares only)	2,061,250	—
Timothy P. Burke (Series C shares only)	2,061,250	—

Item 6.  Exhibits and Reports on Form 8-K

(a)          The exhibits filed as a part of this report are listed below and this list is intended to comprise the exhibit index:

Exhibit No.
3.1	Restated Articles of Incorporation, as amended January 9, 2002. (1)
10.1	Employment Agreement dated March 25, 1997, with amendments, between Gardenburger, Inc. and James W. Linford. (1)
10.2	Change in Control Agreement, dated October 30, 2001, between Gardenburger Inc. and James W. Linford. (1)
10.3	Change in Control Agreement, dated October 30, 2001, between Gardenburger Inc. and Lorraine A. Crawford. (1)

(1)   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 13, 2002.

(b)          Reports on Form 8-K:

The Company filed one report on Form 8-K on January 17, 2002, which was dated January 10, 2002, reporting under Item 5. Other Events, regarding the consummation of a new loan agreement, amendments to its outstanding convertible senior subordinated notes and changes to its outstanding convertible preferred stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2002	GARDENBURGER, INC.

	By:	/s/SCOTT C. WALLACE
Scott C. Wallace
Director, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/LORRAINE CRAWFORD
Lorraine Crawford
Vice President of Finance, Corporate Controller, Secretary and Treasurer
(Principal Financial and Accounting Officer)