Form 10-Q
period 2002-06-30
GARDENBURGER INC
filed 2002-08-09
CIK 859735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes   ☒                No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock without par value	9,002,101
(Class)	(Outstanding at August 6, 2002)

GARDENBURGER, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GARDENBURGER, INC.

BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2002	September 30, 2001

Assets
Current Assets:
Cash and cash equivalents	$1,731	$3,065
Accounts receivable, net of allowances of $277 and $266	4,702	3,513
Inventories, net	8,199	7,331
Prepaid expenses	1,505	1,070
Total Current Assets	16,137	14,979

Property, Plant and Equipment, net of accumulated depreciation of $7,557 and $5,696	13,551	5,520
Other Assets, net of accumulated amortization of $1,853 and $1,612	1,535	1,562
Total Assets	$31,223	$22,061

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Short-term note payable	$2,121	$1,689
Current portion of long-term debt	917	—
Accounts payable	2,357	1,959
Payroll and related liabilities payable	524	659
Other current liabilities	813	815
Total Current Liabilities	6,732	5,122

Long-Term Debt, less current maturities	7,025	—
Other Long-Term Liabilities	—	126
Convertible Notes Payable	17,877	17,364

Convertible Redeemable Preferred Stock	44,642	40,880

Shareholders’ Equity (Deficit):
Preferred Stock, no par value, 5,000,000 shares authorized	—	—
Common Stock, no par value, 25,000,000 shares authorized; shares issued and outstanding: 9,002,101 and 9,002,101	11,189	11,189
Additional paid-in capital	12,500	12,405
Retained deficit	(68,742)	(65,025)
Total Shareholders’ Equity (Deficit)	(45,053)	(41,431)
Total Liabilities and Shareholders’ Equity (Deficit)	$31,223	$22,061

The accompanying notes are an integral part of these balance sheets.

GARDENBURGER, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended June 30,		Nine months ended June 30,
	2002	2001	2002	2001

Net sales	$17,083	$16,530	$39,533	$37,041
Cost of goods sold	9,469	9,625	23,103	23,756
Gross margin	7,614	6,905	16,430	13,285

Operating expenses:
Sales and marketing	4,020	3,868	10,381	10,420
General and administrative	963	1,192	3,135	3,830
Legal settlement	(108)	—	(108)	—
	4,875	5,060	13,408	14,250
Operating income (loss)	2,739	1,845	3,022	(965)

Other income (expense):
Interest income	5	23	27	69
Interest expense	(1,182)	(450)	(2,696)	(1,772)
Debt restructuring costs	—	—	(613)	—
Other, net	7	(5)	305	(55)
	(1,170)	(432)	(2,977)	(1,758)
Income (loss) before income taxes	1,569	1,413	45	(2,723)
(Provision for) benefit from income taxes	—	—	—	—
Net income (loss) before preferred dividends	1,569	1,413	45	(2,723)
Preferred dividends	1,348	1,091	3,762	3,275
Net income (loss) available for common shareholders	$221	$322	$(3,717)	$(5,998)

Basic net income (loss) per share	$0.02	$0.04	$(0.41)	$(0.67)

Shares used in basic per share calculations	9,002,101	9,002,101	9,002,101	8,999,614

Diluted net income (loss) per share	$0.02	$0.04	$(0.41)	$(0.67)

Shares used in diluted per share calculations	11,080,742	9,011,539	9,002,101	8,999,614

The accompanying notes are an integral part of these statements.

GARDENBURGER, INC.

STATEMENT OF CASH FLOWS

(in thousands)

	Nine Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Income (loss) before preferred dividends	$45	$(2,723)
Adjustments to reconcile net income (loss) before preferred dividends to net cash flows provided by (used in) operating activities:
Depreciation and amortization	2,459	1,551
Other non-cash expense, net	455	1,013
Loss on sale of property and equipment	7	120
(Increase) decrease in:
Accounts receivable, net	(1,189)	(560)
Inventories, net	(868)	(5)
Prepaid expenses	(435)	900
Increase (decrease) in:
Accounts payable	398	246
Payroll and related liabilities payable	(135)	(668)
Other current liabilities	(2)	129
Net cash provided by operating activities	735	3

Cash flows from investing activities:
Payments for purchase of property and equipment	(9,858)	(509)
Proceeds from sale of property and equipment	208	674
Other assets, net	—	(4)
Net cash provided by (used in) investing activities	(9,650)	161

Cash flows from financing activities:
Proceeds from line of credit, net	432	242
Proceeds from long-term debt	8,000	—
Payments on long-term debt	(208)	—
Capitalized financing fees	(643)	—
Other financing activities	—	(75)
Proceeds from exercise of common stock options	—	36
Net cash provided by financing activities	7,581	203

Increase (decrease) in cash and cash equivalents	(1,334)	367

Cash and cash equivalents:
Beginning of period	3,065	2,178
End of period	$1,731	$2,545

The accompanying notes are an integral part of these statements.

GARDENBURGER, INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except per share amounts and as otherwise indicated)

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the quarterly periods ended June 30, 2002 and 2001 and the financial information as of June 30, 2002 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The financial information as of September 30, 2001 is derived from Gardenburger, Inc.’s (the Company’s) 2001 Annual Report on Form 10-K.  The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2001 Annual Report on Form 10-K.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are valued at standard cost, which approximates the lower of cost (using the first-in, first-out (FIFO) method) or market, and include materials, labor and manufacturing overhead.

	June 30,2002	September 30,2001
Raw materials	$1,661	$1,243
Packaging and supplies	377	309
Finished goods	6,161	5,779
	$8,199	$7,331

Note 3. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	Nine months ended June 30,
	2002	2001
Cash paid during the period for income taxes	$7	$9
Cash paid during the period for interest	1,226	262
Issuance of additional Convertible Notes in lieu of cash payment of interest expense on Convertible Notes	—	1,538
Non-cash preferred dividends	3,762	3,275

Note 4. Earnings Per Share

Basic earnings per share (“EPS”) and diluted EPS are the same for the nine month periods ended June 30, 2002 and 2001, because the Company was in a loss position in those periods. Following is a reconciliation of basic EPS and diluted EPS for the three month periods ended June 30, 2002 and 2001:

Three Months Ended June 30,	2002			2001
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income available to common shareholders	$221	9,002	$0.02	$322	9,002	$0.04
Diluted EPS
Effect of dilutive stock options and warrants	—	2,079		—	10
Net Income available to common shareholders	$221	11,081	$0.02	$322	9,012	$0.04

Potentially dilutive securities that are not included in the diluted EPS calculation because they would be antidilutive are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Stock options	1,650	3,002	3,037	3,168
Convertible Notes	1,772	1,519	1,772	1,483
Convertible Preferred Stock	4,062	4,062	4,062	4,062
	7,484	8,583	8,871	8,713

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

To achieve the extension of the earliest mandatory redemption date of the Company’s outstanding Series A and Series B preferred stock from December 31, 2004, to March 31, 2006, the Company agreed to pay a 10 percent premium on the accumulated liquidation preference and redemption price applicable to its preferred stock, payable upon redemption or any liquidation or deemed liquidation of the Company.  In addition, the Company issued to preferred shareholders, pro rata in accordance with their holdings of preferred stock, warrants to purchase an aggregate of 557,981 shares of common stock at an exercise price of $0.28 a share.  The Company accomplished the agreed changes to its preferred stock by creating two new series of preferred stock designated as Series C Convertible Preferred Stock (“Series C Stock”) and Series D Convertible Preferred Stock (“Series D Stock”) containing such revised terms and exchanging shares of its outstanding Series A Stock and Series B Stock for such newly created Series C Stock and Series D Stock, respectively, on a five-for-one basis. Other than the modifications mentioned above, there were no substantive changes to the rights and privileges of the Series A and Series B compared to Series C and Series D.

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

Terms of the Loan Agreement

The Loan Agreement permits the Company to request advances under the $7.0 million line of credit up to the sum of 85 percent of eligible receivables and 60 percent of eligible inventory.  The Company must maintain a minimum balance under the line of credit of $1.0 million.  Advances will bear interest at an annual rate of the greater of i) prime plus 2.50 percent, or 7.25 percent at June 30, 2002; or ii) 8 percent.  The line of credit expires December 15, 2004.  At June 30, 2002, the Company had $2.1 million outstanding under the line of credit.

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

The Company was in compliance with the above covenants and other restrictions as of June 30, 2002.

Amendment to Convertible Notes and Warrant Agreement with Dresdner

The Company and Dresdner entered into a Second Amendment to Note Purchase Agreement, an Amended and Restated Convertible Senior Subordinated Note (the “Restated Convertible Note”), and a Warrant Agreement, each dated January 10, 2002, in connection with the extension of the maturity date under the Convertible Notes from April 1, 2003, to March 31, 2005.  In addition, under the terms of the Restated Convertible Note, the Company agreed to (i) increase the interest rate on the Convertible Notes from 7 to 10 percent and (ii) pay a 20 percent premium on the principal plus accrued but unpaid interest on the Convertible Notes at repayment or maturity.  The Restated Convertible Note remains convertible into common stock at the election of the holder; the conversion price at June 30, 2002 was $10.09 per share, which was not affected by the amendment.  Interest is payable in cash semi-annually to the extent of availability under the CapitalSource line of credit.

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

Definitions

Previously used terms are defined as follows:

•                  Excess Cash Flow – for any fiscal year, this is an amount equal to the sum of i) consolidated net income or loss; ii) depreciation, amortization, accrued non-cash interest expense and all other non-cash charges deducted in arriving at consolidated net income or loss; iii) net cash proceeds from the sale, lease, transfer or other disposition of assets that is not reinvested in other collateralized assets or required to be applied to mandatory prepayments or payments on the Loans; iv) the net loss on the sale, lease, transfer or other disposition of assets; and v) the amount of any tax credits or refunds received less the sum of i) non-financed capital expenditures; ii) payments required by and paid on the Loans and voluntary prepayments made on the Loans; iii) the net gain on the sale, lease, transfer or other disposition of assets, other than sales in the ordinary course of business; and iv) an amount equal to the increase in working capital during the period.

•                  Change of Control – the occurrence of any of the following: i) a merger, consolidation, reorganization, recapitalization or share or interest exchange, sale or transfer or any other transaction or series of transactions in which any person or group of affiliated persons or persons acting together, own more than 45% of the combined voting power of the Company’s then outstanding securities, calculated on a fully diluted basis; ii) a direct or indirect sale, transfer or other conveyance or disposition, in any single transaction or series of transactions, of all or substantially all of its assets; iii) any change of control or sale or disposition or similar event as defined in any document governing indebtedness of more than $50,000 of such person which gives the holder of such indebtedness the right to accelerate or otherwise require payment of such indebtedness prior to the maturity date thereof; iv) Rosewood Capital III, L.P. and Farallon Capital Partners, L.P., or their affiliates, acting together, cease to have the voting power to elect two directors to the Board of Directors of the Company; v) Scott C. Wallace ceases to be employed as Chief Executive Officer of the Company or otherwise becomes disabled and is not replaced within thirty days by an interim Chief Executive Officer, and within one hundred twenty days by a permanent Chief Executive Officer, each to the lender’s satisfaction, or any such replacement Chief Executive Officer ceases such employment or otherwise becomes disabled unless replaced in the same time periods and vi) a sale of the Company.

•                  Earnings for the purpose of calculating financial covenants – net income or loss determined in conformity with GAAP, plus i) interest expense; ii) taxes on income, whether paid, payable or accrued; iii) depreciation expense; iv) amortization expense; v) non-cash dividends on preferred stock; vi) all other non-cash, non-recurring charges and expenses, excluding accruals for cash expenses made in the ordinary course of business; and vii) certain agreed upon adjustments, all of the foregoing determined in accordance with GAAP, less all non-cash income.

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

A reconciliation of prior period net revenues is as follows:

	Three Months Ended June 30, 2001	Nine Months Ended June 30, 2001
Net revenues as previously reported	$19,020	$44,348
Sales incentives	(2,490)	(7,307)
Net revenues as adjusted	$16,530	$37,041

Sales and marketing expense for the three and nine month periods ended June 30, 2001 also decreased by the sales incentive amounts indicated in the above table.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales

Net sales increased to $17.1 million in the three months ended June 30, 2002 (the “third quarter of fiscal 2002”) from $16.5 million in the three months ended June 30, 2001 (the “third quarter of fiscal 2001”) and increased to $39.5 million for the nine months ended June 30, 2002 compared to $37.0 million for the nine months ended June 30, 2001.  Sales for the three and nine month periods ended June 30, 2002 included approximately $2.2 million and $4.7 million, respectively, attributable to gross sales of recently introduced products.  These new products are representative of the Company’s offerings of meat alternative products beyond veggie burgers. The Company plans additional expansion into this growing part of the meat alternative market.  Additionally, the Company experienced a disruption of its Canadian distribution in the first quarter of fiscal 2001 due to the financial difficulties of its distributor in that country, which decreased sales in the nine month period ended June 30, 2001 by approximately $340,000.

Gross Margin

Gross margin was $7.6 million and $16.4 million, respectively (44.6 percent and 41.6 percent of net sales, respectively), for the three and nine month periods ended June 30, 2002, compared to $6.9 million and $13.3 million, respectively (41.8 percent and 35.9 percent of net sales, respectively), for the comparable periods of fiscal 2001. The increases in gross margin are due to an increase in sales and an increase in the gross margin percentage.  The improved gross margin percentages are attributable to reduced selling discounts, reduced lease expense due to the elimination of the equipment operating leases in early January 2002 and increased operating efficiencies at the Company’s Clearfield, Utah manufacturing facility, offset in part by increased depreciation due to the acquisition of the Clearfield manufacturing equipment.

Sales and Marketing Expense

Sales and marketing expense was $4.0 million and $10.4 million, respectively (23.5 percent and 26.3 percent of net sales, respectively), for the three and nine month periods ended June 30, 2002, compared to $3.9 million and $10.4 million, respectively (23.4 percent and  28.1 percent of net sales, respectively), for the three and nine month periods ended June 30, 2001.  Decreases in fixed sales and marketing overhead in fiscal 2002 as a result of planned cost reductions were offset by increased consumer and customer marketing costs.

General and Administrative Expense

General and administrative expense (“g&a”) decreased to $1.0 million and $3.1 million, respectively (5.6 percent and 7.9 percent of net sales, respectively), for the three and nine month periods ended June 30, 2002, compared to $1.2 million and $3.8 million, respectively (7.2 percent and 10.3 percent of net sales, respectively), for the three and nine month periods ended June 30, 2001.  The decreases are primarily due to cost reduction initiatives at the Company’s Portland, Oregon Support Center, which houses the Company’s executive and administrative staff.

Legal Settlement

Legal settlement of $108,000 in the three and nine month periods ended June 30, 2002 relates to a settlement received from a raw material supplier due to an August 2001 recall of our Chik’n Grill product due to the omission of sulfites, which are known allergens, from the ingredient label.  The raw material supplier reimbursed us for lost operating profits associated with the recall.  This is a final settlement and no further amounts will be received from this supplier related to this recall.

Income (Loss) from Operations

Income (loss) from operations was $2.7 million and $3.0 million, respectively, for the three and nine month periods ended June 30, 2002 compared to $1.8 million and $(1.0) million, respectively, for the comparable periods of fiscal 2001.  The improvements in operating results for the three and nine month periods ended June 30, 2002 compared to the comparable periods of fiscal 2001 are primarily a result of the increased revenue, increased gross margin percentage and decreased expenses discussed above.

Interest Expense

Interest expense was $1.2 million and $2.7 million, respectively, for the three and nine month periods ended June 30, 2002, compared to $450,000 and $1.8 million for the comparable periods of fiscal 2001.  The increases are primarily a result of increased outstanding debt balances and increases in the effective interest rates of previously outstanding debt.

Debt Restructuring Costs

Debt restructuring costs of $613,000 in the nine month period ended June 30, 2002 include an early termination fee of $175,000 for the Company’s previous line of credit facility, the write-off of $279,000 of unamortized financing fees, $95,000 for the value of common stock warrants issued in connection with the restructuring of the Convertible Notes and preferred stock and $181,000 of legal fees.

Other Income (Expense)

Other income was $7,000 for the three months ended June 30, 2002.  Other income of $305,000 for the nine months ended June 30, 2002 includes $303,000 related to the reversal of restructuring reserves, which were established in fiscal 1999 and, in the first quarter of fiscal 2002, were determined to no longer be required.  Other expense was $5,000 and $55,000 for the three and nine month periods ended June 30, 2001.

Income Taxes

A valuation allowance has been recorded for the full amount of deferred tax assets due to the uncertainty regarding the realization of the net deferred tax assets consisting primarily of net operating loss and credit carryforwards.

Preferred Dividends

Preferred dividends were $1.3 million and $3.8 million for the three and nine month periods ended June 30, 2002 compared to $1.1 million and $3.3 million for the comparable periods of fiscal 2001.  Due to the addition of a 10 percent exit premium in conjunction with the changes made to the outstanding preferred stock during the second quarter of fiscal 2002, the quarterly dividend charge increased from $1.1 million to $1.3 million.

Net Income (Loss) Available for Common Shareholders

Net income (loss) available for common shareholders was $221,000 and $(3.7) million, respectively, for the three and nine month periods ended June 30, 2002 compared to $322,000 and $(6.0) million, respectively, for the comparable periods of fiscal 2001 due to the line item changes discussed above.

Liquidity and Capital Resources

At June 30, 2002, working capital was $9.4 million, including $1.7 million of cash and cash equivalents.  In the first nine months of fiscal 2002, working capital decreased by $452,000 compared to September 30, 2001 and the current ratio decreased to 2.4:1 from 2.9:1.

Cash and cash equivalents decreased $1.3 million from September 30, 2001, primarily due to $9.9 million used for the purchase of property and equipment, offset by $8.2 million of proceeds from short and long-term debt, net of payments made, and $735,000 provided by operations.

Accounts receivable increased $1.2 million to $4.7 million at June 30, 2002 from $3.5 million at September 30, 2001, due primarily to the increase in sales in the third quarter of fiscal 2002.  Days sales outstanding were approximately 21 days at June 30, 2002 compared to approximately 26 days at September 30, 2001.

Inventories increased $868,000 to $8.2 million at June 30, 2002 from $7.3 million at September 30, 2001, primarily as a result of production timing to ensure adequate product is available during the Company’s higher sales season. Inventory turned 4.7 times on an annualized basis in the third quarter of fiscal 2002 compared to 5.0 times in the corresponding period of fiscal 2001.

Accounts payable increased $398,000 to $2.4 million at June 30, 2002 from $2.0 million at September 30, 2001, primarily as a result of increased production and the timing of certain purchases.

Capital expenditures of $9.9 million during the first nine months of fiscal 2002 primarily resulted from expenditures for manufacturing equipment that the Company had previously been leasing.  In January 2002, the Company utilized the proceeds of an $8.0 million term loan plus $1.05 million of proceeds from a new line of credit to satisfy all obligations under its lease commitments with BA Leasing & Capital Corporation, including the purchase of the food processing, production and other equipment used at its Clearfield, Utah production facility.  Capital expenditures are estimated to total approximately $400,000 in the fourth quarter of fiscal 2002, primarily for manufacturing equipment.

In January 2002, the Company entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with CapitalSource Finance LLC (“CapitalSource”).  The Loan Agreement provides for an $8.0 million term loan and a $7.0 million line of credit (together, “the Loans”).  At June 30, 2002, there was $4.9 million remaining available on the CapitalSource line of credit (subject to limitations on the borrowing base described above), which will be used as needed for working capital. The Company paid a closing fee of $300,000 in January 2002 to CapitalSource.

Under the terms of the Loan Agreement, the Company is required to make monthly principal payments of $41,667 through January 1, 2003, in addition to its monthly interest payments.  From February 1, 2003 through January 1, 2004, the monthly principal payment will increase to $125,000.  Thereafter, principal payments will be $166,667 per month until the expiration of the term loan.

See Note 5 for a discussion of the material terms of the Loan Agreement and of the Convertible Notes and amendments thereto.

Pursuant to the CapitalSource loan agreements and Dresdner Convertible Notes, the Company records quarterly interest expense of $75,000 and $269,000, respectively, related to exit fees.  These amounts are added to the long-term debt and convertible note balances, respectively.

The Company has 552,500 shares of Series C Preferred Stock and 97,500 shares of Series D Preferred Stock outstanding.  The Series C preferred shares are convertible at a price of $10 per share and the Series D preferred shares are convertible at $3.75 per share (subject to antidilution adjustments), in each case based on a base price of $50.00 per share, at any time at the discretion of the holder.  Both series of preferred stock are entitled to a 12 percent cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of the Company.  The terms of the Series C Stock and Series D Stock provide for a 10 percent premium on any liquidation or redemption and for an earliest date on which holders may require redemption of their shares of March 31, 2006, at which point they may be redeemed at the election of the holders or, under certain conditions, at the discretion of the Company.  The liquidation preference of the Series C and Series D stock was $49.3 million at June 30, 2002.

Seasonality

The third and fourth quarters of the Company’s fiscal year typically have stronger sales due to the summer grilling season.  The Company typically builds inventories during the first and second quarters of its fiscal year in anticipation of increased sales in the third and fourth fiscal quarters.

New Accounting Pronouncements

See Note 6.  for a discussion of the adoption of EITFs 00-14, 00-25 and 01-9.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”   SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement.  SFAS No. 142 becomes effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001.  The Company expects to adopt SFAS No. 142 in the first quarter of fiscal 2003.  At the beginning of fiscal 2003, it is expected that the Company’s goodwill balance will be approximately $411,000. The Company will evaluate this asset for impairment in accordance with SFAS No. 142 at that time.  Had the Company adopted SFAS No. 142 at the beginning of fiscal 2002, assuming no impairment charge, it would not have recorded amortization expense of $93,000 for the nine months ended June 30, 2002.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business.”  SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001.  The Company expects to adopt SFAS No. 144 in the first quarter of fiscal 2003 and is currently analyzing the effects of adopting SFAS No. 144 on its financial position and results of operations.

In July 2002, the FASB approved SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets.  Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel.  SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value.  Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense.  SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  The Company does not anticipate that the adoption of SFAS No. 146 will have a material effect on its financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As discussed above, in January 2002, the Company entered into a loan agreement with CapitalSource and terminated its existing equipment lease agreements and line of credit facility.  Amounts outstanding under this new loan agreement bear interest at variable rates tied to the prime rate.  At June 30, 2002, the Company had $7.9 million outstanding at an interest rate of 10% and $2.1 million outstanding at an interest rate of 8%.  A hypothetical 10% increase in interest rates would increase interest expense by approximately $24,000 on a quarterly basis assuming the amounts outstanding remained constant.

PART II – OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   The exhibits filed as a part of this report are listed below and this list is intended to comprise the exhibit index:

Exhibit No.
3.1	Restated Articles of Incorporation, as amended January 9, 2002. (1)
10.1	Employment Agreement dated March 25, 1997, with amendments, between Gardenburger,Inc and James W. Linford (1)
10.2	Change in Control Agreement, dated October 30, 2001, between Gardenburger Inc. and James W. Linford.(1)
10.3	Change in Control Agreement, dated October 30, 2001, between Gardenburger Inc. and Lorraine A.Crawford.(1)
10.4	Amendment No. 1 dated as of January 2, 2002 to Rights Agreement dated as of July 15, 1999 between First Chicago Trust Company of New York and the Company, dated effective as of January 2, 2002.
10.5

Amendment No. 2 dated as of January 10, 2002 to the Amended and
Restated Rights Agreement dated as of July 15, 1999, as amended by
Amendment No. 1 dated January 2, 2002, between the Company and EquiServe
Trust Company, N.A. (successor to First Chicago Trust company of New York),

99.1	Certification of Chief Executive Officer
99.2	Certification of Vice President of Finance

(1) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 13, 2002.

(b)          Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarter ended June 30, 2002:

•                  Form 8-K pursuant to Item 4. Changes in Registrant’s Certifying Accountant, dated May 16, 2002 and filed May 23, 2002; and

•                  Form 8-K/A pursuant to Item 4. Changes in Registrant’s Certifying Accountant, dated May 16, 2002 and filed May 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2002	GARDENBURGER, INC.

	By::	/s/ SCOTT C. WALLACE
Scott C. Wallace
Director, President and Chief Executive Officer
(Principal Executive Officer)

	By::	/s/ LORRAINE CRAWFORD
Lorraine Crawford
Vice President of Finance, Corporate Controller, Secretary and Treasurer
(Principal Accounting Officer)