Form 10-K
period 2002-09-30
GARDENBURGER INC
filed 2002-12-19
CIK 859735

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: September 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-20330

GARDENBURGER, INC.
(Exact name of registrant as specified in its charter)

OREGON (State or other jurisdiction of incorporation or organization)	93-0886359 (I.R.S. Employer Identification No.)

1411 SW Morrison Street, Suite 400, Portland, Oregon 97205
(Address of principal executive offices)

Registrant's telephone number, including area code: (503) 205-1500

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,039,863 as of December 16, 2002 based upon the average bid and asked prices as reported by the NASD's OTC Bulletin Board ($0.28).

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting and common equity held by non-affiliates of the Registrant was $8,013,746 computed by reference to the average of the bid and asked prices as reported by the NASD's OTC Bulletin Board ($1.10) as of the last business day of the Registrant's most recently completed second fiscal quarter, March 28, 2002.

        The number of shares outstanding of the Registrant's Common Stock as of December 16, 2002 was 9,002,101 shares.

Documents Incorporated by Reference

        The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement for its 2003 Annual Meeting of Shareholders.

GARDENBURGER, INC.
2002 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I

Item 1. Business

General

        Gardenburger, Inc. was organized in 1985 as an Oregon corporation under the name Wholesome & Hearty Foods, Inc. and completed its initial public offering in 1992. In October 1997 we changed our name to Gardenburger, Inc; and, as our product line expanded to include meat alternative offerings beyond veggie burgers, began doing business in 2002 as Gardenburger Authentic Foods. Until March 1, 2001, our common stock was traded on the National Market Tier of the Nasdaq Stock Market under the symbol "GBUR." Because we no longer met certain Nasdaq listing requirements, beginning March 1, 2001, our common stock began trading on the over-the-counter market and is quoted on the NASD's OTC Bulletin Board.

Overview

        We believe we are one of the leading producers and marketers of meat alternative products and branded veggie burgers. The Gardenburger® product line is a national brand in the retail grocery, food service, club store and natural foods channels of distribution and features core burger offerings such as the Original Gardenburger® veggie burger, analog soy burgers such as the Gardenburger Diner Deluxe, and innovative non-burger items such as the Gardenburger Riblets™ meat analog rib with sauce.

        Several factors beyond healthy eating have contributed to the growth of meat substitutes. Consumer reaction to bad publicity related to meat recalls and the heightened publicity surrounding meat farming practices and their effect on human health and the environment has fueled the growth of imitation meat sales in the United States and Canada. According to AC Nielsen data, annual grocery sales of imitation meat in the United States grew at a compounded annual growth rate of 23% between 1995 and 2002. Gardenburger was a pioneer in the meatless burger segment of the category and, in tandem with consumer trends, has expanded its product offerings to include center-of-the-plate meatless options such as a chicken fillet, pork ribs, and meatballs. In fiscal 2002, the Company launched its three newest products, a breakfast patty, a breaded cutlet and a crispy nugget.

        While we believe Gardenburger enjoys solid brand awareness, our industry is highly competitive and includes both large food companies and smaller independent manufacturers. In fiscal 2002, Gardenburger renewed its brand positioning with the legend "the authentic, environmentally aware brand that provides safe, high quality and good tasting meatless foods because eating meatless is better for you and for the planet." Our new message "Eat Positive" is supported by new packaging, coupons, a redesigned web site, and print advertising.

        We intend to continue as an innovative force in the meat alternative category with the objective of being a leading provider of meatless meal alternatives in the four primary distribution channels in which we distribute our products—retail grocery stores; food service, including restaurants, universities and other commercial outlets; club stores; and natural foods outlets. We currently distribute our products through more than 24,000 retail outlets, 30,000 food service outlets, 325 club store locations and 3,500 natural foods stores.

        Within the retail grocery channel, our largest channel of distribution, we have approximately 112,000 retail grocery placements of our products, representing an all commodity volume ("ACV")(1) penetration of approximately 74% as of September 30, 2002, with an average of 5 product variations available in each retail outlet. Each product line is commonly referred to as a stock keeping unit ("SKU").

(1)
All commodity volume ("ACV") calculates the percentage of U.S. stores that carry at least one Gardenburger product.

Business Strategy

        In recent years, we have seen increased competition in the meat alternative category, including the veggie burger segment, and have seen our consumer penetration of meat alternative burgers decline due to heavy spending by competitors. Our business strategy consists of the following key elements:

        Focus on Achieving Profitability.    We are focused on achieving near-term profitability. To move towards this goal, we made substantial reductions in fixed overhead over the last two fiscal years as we shifted to an overhead structure that fits our current level of business yet provides an acceptable platform for future growth. Trade and marketing spending is focused on new product support and incentives to customers and end consumers. This new business model resulted in increased sales revenue and improved operating results in fiscal 2002. We plan to continue the drive towards profitability in fiscal 2003 and will manage each distribution channel with a goal of channel profitability for the year. There is no assurance that we will be able to successfully execute this strategy or maintain our market share in the veggie burger segment, particularly given the current highly competitive retail market.

        Introduce New Products Beyond Veggie Burgers.    In fiscal 2002, we continued to move beyond the veggie burger segment of the meat alternative category. Consumers are adding new items to their menu with increasing frequency and the meat alternative category growth is primarily in the non-burger segment. According to AC Nielsen data, Grocery unit sales in the veggie burger segment decreased approximately 1% in fiscal 2002; however, unit sales in the non-burger meat alternative segment increased approximately 11%. To take advantage of this trend, we launched Riblets, a meatless barbequed rib alternative, and Meatless Meatballs in the fourth quarter of fiscal 2001; Breakfast Sausage, a meatless sausage patty alternative, in March 2002; and Herb Crusted Cutlet, a breaded cutlet alternative, and Crispy Nuggets, a pizza spiced veggie nugget, in the fourth quarter of fiscal 2002. We believe that new product introductions in other segments of the meat alternative category will support our efforts to maintain a strong position in all channels and reinforce our brand.

        Increase Key Channel Penetration.    We believe that we are one of the leaders in the retail grocery, food service, club store and natural foods distribution channels. Our goal is to manage a strong brand position in these channels with profitability in all channels. We recognize that increased competition in the grocery channel may result in a loss of grocery market share. We are aggressively pursuing profitable growth in the food service channel where we have a strong market position across key business segments. We have been selected as a vendor of choice to participate in the Sysco Corporation launch of its Moonrose Vegetarian line, a private label brand of premium products targeted at the emergent food service natural foods segment. In fiscal 2001, we entered into a co-branding arrangement with Costco, the nation's largest club store chain, under which a special formula of our Gardenburger Original™ product is sold nationwide under the combined Gardenburger and Kirkland Signature names. In addition, we believe that other distribution channels, such as fast food chains and colleges and universities, present growth opportunities, and we continue to actively pursue these opportunities through sales calls to potential customers and research into product types that best suit the particular markets.

Products

        Gardenburger is committed to offering great tasting, better for you, convenient meatless food choices to consumers. All of our products are frozen and include grain, vegetable and soy-based veggie burgers, which are offered in eight flavors, and include specialized burger products in certain channels, including Gardenburger Sub® and GardenVegan®. We also offer a variety of meat analog products including our Chik'n Grill™ product, which imitates the taste and texture of chicken, and Riblets™, which imitates the taste and texture of boneless ribs.

        The recipes for our products are proprietary, although they contain commonly known ingredients. Veggie-grain based burgers contain fresh mushrooms, brown rice, onions, rolled oats, cheeses, bulgur wheat, natural seasonings and spices. Soy based products are seasoned to taste like chicken, pork or ground beef. All of our meat alternative products are considerably lower in fat and calories than respective meat products of comparable weight and are all natural.

        Our products are as follows:

Retail Grocery Veggie Grain Products

Product	Description	Characterizing Ingredients	Fat	Calories
The Original Gardenburger® sold in boxes of 4/2.5 oz. servings	Veggie-grain style burger	Mushrooms, brown rice, onions, rolled oats and low-fat cheese	3g	110
Gardenburger Santa Fe® sold in boxes of 4/2.5 oz. servings	Spicy, Mexican flavor burger	Red and black beans, Anaheim chilies, red and yellow bell peppers, cilantro	2.5g	130
Gardenburger Veggie Medley® sold in boxes of 4/2.5 oz. servings	Veggie-grain style burger	Soy cheese, broccoli, carrots, red and yellow bell peppers	0g	90
Gardenburger Savory Portabella sold in boxes of 4/2.5 oz. servings	Gourmet burger	Portabella mushrooms, wild rice	2.5g	120
Gardenburger Fire Roasted Vegetable™ sold in boxes of 4/2.5 oz. servings	Gourmet burger	Roasted garlic, sun-dried tomatoes	2.5g	120
Gardenburger Crispy Nuggets sold in 8 oz. packages of approximately 18 nuggets	Pizza-Spiced Veggie Nugget	Mozzarella cheese, brown rice, tomato paste	9g	180

Retail Grocery Meat-Like Products

Product	Description	Characterizing Ingredients	Fat	Calories
Gardenburger Diner Deluxe sold in boxes of 4/2.5 oz. servings	Hamburger analog burger	Soy, wheat gluten	5g	110
Gardenburger Flame Grilled™ Hamburger Style sold in boxes of 4/2.5 oz. servings	Flame grilled hamburger analog burger	Soy	4g	120
Gardenburger Flame Grilled Chik'n Grill sold in boxes of 4/2.5 oz. servings	Flame grilled analog chicken	Soy, wheat gluten	2.5g	100
Gardenburger Meatless RibletsTM sold in boxes of 2/5 oz. servings	Analog pork rib with sauce	Soy, wheat gluten, hickory smoke flavor	5g	210
Gardenburger Herb Crusted Cutlet sold in boxes of 4/2.5 oz. servings	Analog pork or veal cutlet	Breaded, soy	9g	170
Gardenburger Breakfast Sausage sold in boxes of 6/1.5 oz. patties	Analog breakfast sausage	Soy	3.5g	50
Gardenburger Meatless Meatballs™ sold in 10 oz. packages	Analog meatball	Soy	4.5g	110

Club Channel Products

Product	Description	Characterizing Ingredients	Fat	Calories
Kirkland Signature Gardenburger® sold in packages of 15/3.4 oz. servings	Veggie-grain style burger	Soy	5g	200
Gardenburger Meatless Hamburger Patties sold in packages of 16/3.4 oz. servings	Fried hamburger analog burger	Soy	7g	150

Food Service Products

Product	Description	Characterizing Ingredients
48/3.4 oz. Original Gardenburger	Veggie-grain style burger	Mushrooms, brown rice, onions, rolled oats and low-fat cheese
60/2.5 oz. Original Gardenburger	Veggie-grain style burger	Mushrooms, brown rice, onions, rolled oats and low-fat cheese
48/2.75 oz. Gardenburger Sub	Veggie-grain style burger	Mushrooms, brown rice, onions, rolled oats, red bell pepper and feta cheese
48/3.4 oz. Gardenburger Veggie Vegan	Veggie-grain style burger	Soy cheese, broccoli, carrots, red and yellow bell peppers
48/3.4 oz. Gardenburger Santa Fe	Spicy, Mexican flavor burger	Red and black beans, Anaheim chilies, red and yellow bell peppers, cilantro
48/3.4 oz. Flame Grilled Soy	Flame grilled hamburger analog burger	Soy
36/5 oz. Garden Steak	Veggie-grain style burger	Mushrooms, brown rice, onions, rolled oats and low-fat cheese
48/3.4 oz. Gardenburger Fire Roasted Vegetable	Gourmet burger	Roasted garlic, sun-dried tomatoes
106/1.5 oz. GardenSausage	Sausage patty analog	Soy, wheat gluten
4/2.5# Meatless Crumbles	Ground hamburger analog burger	Soy, wheat gluten
53/3.0 oz. Chik'n Grill	Flame grilled analog chicken	Soy, wheat gluten
1/10# (220 Nuggets) Chik'n Nuggets	Breaded nuggets of analog chicken	Soy, wheat gluten
48/3.4 oz. Diner Deluxe Burger	Fried hamburger analog burger	Soy protein
48/3.4 oz. Gardenburger Black Bean	Soy-grain veggie hybrid burger	Soy, black beans, rice
48/2.75 oz. Flame Grilled Sub Patty	Flame grilled hamburger analog burger	Soy

Distribution

        We primarily distribute our products into four channels: retail grocery, food service, club stores and natural foods stores.

        Retail Grocery.    Gardenburger veggie burgers can now be found in more than 24,000 grocery stores with over 112,000 placements. Our ACV penetration in the U.S. retail grocery channel was approximately 74% as of September 30, 2002, with an average of 5 SKUs. Our products are currently carried in the majority of the major U.S. retail grocery chains.

        Food Service.    We distribute our products to more than 30,000 food service outlets throughout the U.S. and Canada, including restaurant chains such as Applebee's, Fuddruckers, Marie Callenders, Red Robin, Subway and T.G.I. Friday's. In many of these restaurants, the Gardenburger brand name appears on the menu. Additional points of food service distribution include academic institutions, hotels and other outlets, including amusement parks and sports stadiums. In the United States, there are approximately 800,000 outlets in the food service channel. We rely primarily on distributors such as Sysco for distribution to this channel.

        Club Stores.    Our products are distributed to club stores with over 325 locations, including Costco. Currently, these stores carry the Costco co-branded Gardenburger/Kirkland Signature or the Gardenburger Flame Grilled™ Hamburger Style veggie burger in the 3.4 ounce food service size.

        Natural Foods.    Our products are distributed to more than 3,500 natural food stores, including Whole Foods and Wild Oats. We utilize food brokers that specialize in natural foods stores.

        Our ability to expand distribution in each of the described channels will depend in part on consumer preferences, and to a certain extent on continuation of the current trends of health awareness, emphasis on reduced consumption of red meat, as well as safety concerns associated with red and white meat. There is always a risk that further development of low fat red or white meat products or technological advances that limit food-borne disease risks may lead to a change in consumer preferences and reduce demand for meat replacement products. Demand for our products may be adversely affected by such changes, which may occur rapidly and without warning. Because of our current primary dependence on a single product line any change in consumer preferences or increase in competition in the meat alternative market segment would adversely affect our business to a greater degree than if we had multiple significant product lines.

        We sell our products in North America, primarily through more than 100 independent, commissioned food brokers and 1,000 active distributors. The retail food brokers are independent sales organizations, which have close working relationships with the leading grocery chains, club stores and natural food stores. The food brokers arrange for sales of Gardenburger products, which we then ship and bill directly to the retailers. Products sold into the food service channel are purchased directly by distributors, which arrange for shipment by temperature-controlled truck to their frozen storage warehouses in principal cities throughout the U.S. for distribution to U.S. food service outlets and some Canadian grocery and food service outlets. Sales to distributors and retailers are final sales and, historically, we have not experienced significant levels of return product requests.

        We have no long-term contracts with our food brokers or distributors and occasionally change brokers or distributors in an effort to increase coverage in a geographic region. We could experience a substantial temporary or permanent decline in net sales if one or more of our major food brokers or distributors were to discontinue handling our products, go out of business, or decide to emphasize distributing products of our competitors.

        Contract Management Companies, which manage cafeterias and other institutional eating establishments, also purchase our products. Examples of the additional points of food service distribution reached through the Contract Management Companies include academic institutions, hotels, amusement parks and sports stadiums. Contract Management Companies typically purchase our products through distributors and provide us with an additional means to distribute our products.

        The following table lists selected retailers, distributors and food service outlets that offer our products for sale to consumers:

Retail	Food Service (Continued)
Grocery	Restaurants
A&P
AWG
Albertsons
Burris Foods Wholesale
C&S Wholesale
Cub Stores
Demoulas
Dillon's Stores
Dominick's
Fleming Wholesale
Fred Meyer
Giant Eagle
Giant Food
Hannaford
Jewel
King/Cullen
King Supers
Kroger
Marsh
Meijers
Publix Super Markets
QFC
Rainbow Foods
Raley's
Ralph's
Randall's
Safeway
Shaw's
Smith's
Shoprite
Stop and Shop
Supervalu Wholesale
Thriftway
Tops
Von's
Wakefern
Wal-Mart
Wegmans
White Rose Wholesale
Winn-Dixie

 Natural Foods
Wild Oats
Whole Foods

 Club Stores
Costco
Sam's Club

 Food Service
Distributors
Food Services of America
Dot Foods
Sysco
Gordon Food Service
Reinhart Food Service
U.S. Food Service	Applebee's
Arctic Circle
A&W
Burgerville
Friendly's
Dairy Queen
Damon's
Flamers
Foster Freeze
Fuddruckers
IHOP
Lyons
Marie Callenders
Red Robin
Subway
T.G.I. Friday's

 Hotels
Marriott
Sheraton

 Universities
Colorado University
DePaul
Harvard
Indiana University
Johns Hopkins University
MIT
Princeton
Purdue
Stanford
University of California, Berkeley
UCLA
University of Chicago
USC

 Sports/Entertainment
Dodger Stadium
Yankee Stadium
Rose Garden Arena
Six Flags
Universal Studios

 Contract Management Companies
ARAMARK
Avendra
Foodbuy
Gukenheimer
Sodexho

        Our sales by region are as follows:

	% of Net Sales
Region	FY 2002	FY 2001	FY 2000
Northeast	31%	27%	26%
Southwest	5	6	6
Midwest	16	16	17
Northwest	36	34	34
Southeast	8	13	13
Canada	4	4	4

	100%	100%	100%

        To date, we have focused our sales efforts primarily in North America, and international sales have not been material.

Sales and Marketing

        Sales.    Our sales objective is to manage a strong market position with our veggie burgers and other meat alternative products in the retail grocery, food service, club store and natural foods store channels and to continue our expansion beyond veggie burgers in the meat alternative category. Our use of regional food brokers as our representatives allows us to maintain contact with the nation's major retail grocery chains and food service outlets without a large internal sales force. Brokers are paid sales commissions on all products sold.

        Our Vice President of Grocery and Club Sales and our Senior Vice President of Food Service and International lead our internal sales efforts. Our regional sales force is located strategically in our primary geographic sales regions and in proximity to our brokers, and is divided into a food service division, a retail grocery division and a club division. The regional sales directors have substantial sales and industry experience. These regional sales directors coordinate the efforts of the food brokers and distributors.

        Marketing.    Our marketing efforts take advantage of key seasonal periods. Factors such as the aging population, news of meat recalls, and consumer interest in managing health through diet continue to stimulate positive consumer acceptance.

Research and Development

        Our research and development activities are focused on the development of new meat alternative products outside the veggie burger sub-category of the meat alternative market, as well as improvement and increased efficiency in the manufacturing process. We continue to develop non-burger items such as breakfast sausage, cutlets and nuggets to meet the needs of the variety-seeking consumer. We conduct our research and development activities at our facilities in Clearfield, Utah.

        In fiscal 2002, 2001 and 2000, we spent approximately $222,000, $188,000 and $319,000, respectively, on research and development activities, which are included in sales and marketing expense.

        Until fiscal 2000, we maintained a separate research and development facility in Portland, Oregon. In the second quarter of fiscal 2000, this location was closed and the activities were moved to our Clearfield, Utah production facility. The lower costs associated with research and development in 2002 and 2001 compared to 2000 are a result of savings from the elimination of the separate facility.

Manufacturing

        Our 120,000 square-foot Clearfield facility handles multiple manufacturing lines for our products. We believe the Clearfield facility will be able to support our growth plans for the foreseeable future.

        The production process involves cleaning, chopping and mixing the ingredients; then forming, baking and quick-freezing the products and finally packaging them. The manufacturing process at our Clearfield facility is highly automated, mixing and baking products in assembly-line fashion with minimal human interaction. The Clearfield facility also utilizes newly-developed, proprietary ovens that quickly cook the products. Products are shipped, fully cooked, frozen and packaged, via temperature controlled trucks to distributors throughout North America.

        We consider food safety a high priority and have prepared, in conjunction with government agencies, a Hazard Analysis and Critical Control Point (HACCP) system and other programs directed at ensuring the safety of our products. HACCP is a comprehensive system that food companies use to monitor specific steps in food production to identify safety issues. Using this type of system, we can focus on the areas in which greatest risks exist and implement preventive measures.

        A significant disruption in our Clearfield facility's production capacity as a result of, for instance, fire, severe weather, regulatory actions, work stoppages or other factors, could disable our capacity to manufacture our products. If our meat alternative products become less available, consumers may switch to another brand of products and grocery stores may reduce shelf space allocated to our products. Any significant disruption in manufacturing would likely have a material adverse effect on our results of operations and financial condition.

Competition

        The market for veggie burgers and other meat alternative products is highly competitive. Our products compete primarily on the basis of brand preference, taste, innovation, quality of natural ingredients, ease of preparation, availability, price and consumer awareness. We believe that our products compare favorably to those offered by our competitors in all of these areas. We price our products competitively to our primary competitors. The calorie and fat content of Gardenburger® products is generally equivalent to that of competitors' products.

        We believe that our principal competitors are The Kellogg Company, which distributes its products under the "Morningstar Farms" and "Harvest Burger" brand names to the food service and retail grocery channels; and Philip Morris/Kraft Food Products, which distributes soy-based meat analog products primarily in the food service, retail grocery, club and natural food channels under the "Boca Burger" label. These companies have substantially greater financial and marketing resources than us. In addition, other major national food products companies could decide to produce meat alternative products at any time in the future.

        Our products also compete indirectly with low fat meat products, such as ConAgra's Healthy Choice 96 percent Extra Lean Ground Beef burger, and chicken or turkey based low fat products distributed by several large companies such as Tyson Foods, and with frozen, mass-produced low calorie/low fat entrees, including national brands such as Healthy Choice, Lean Cuisine and Weight Watchers. Large companies with substantially greater financial resources, name recognition and marketing resources than us produce these products.

Significant Customers

        Dot Foods, Costco Wholesale and Sysco Foods accounted for 12 percent, 11 percent and 10 percent, respectively, of our fiscal 2002 revenue. At September 30, 2002, Dot, Costco and Sysco accounted for 14 percent, 7 percent and 13 percent of the outstanding accounts receivable balance, respectively. Sysco is a food service distributor and sells our products to restaurants, hotels, and other food service customers. Dot is a redistributor; they sell our products to other, smaller distributors. The loss of these customers could have a material adverse effect on our business; however, there are competing food service distributors through which our products could be purchased by the end users.

Sources of Supply

        Gardenburger uses natural ingredients such as mushrooms, oats, rice, onions and soy protein. These are common agricultural items typically available in most parts of the United States. In addition, we use packaging and other materials that are common in the food industry. As a result, we believe, but cannot guarantee, that our sources of supply are reasonably reliable and that we are at no greater risk regarding supply issues than other similar food processors and producers.

Employees

        As of September 30, 2002, we had approximately 184 full-time equivalent employees, including 29 employees at our headquarters in Portland and 155 at our Clearfield facility. None of our employees are subject to a collective bargaining agreement, and we believe our relations with our employees to be good.

Intellectual Property

        We have approximately 25 U.S. registered trademarks, including "Gardenburger," "Gardenburger Hamburger Style," and "GardenSausage." We have registered certain trademarks in Australia, Canada, France, Germany, Japan, Mexico and the United Kingdom, along with other smaller countries.

        We actively monitor use of our trademarks by food service customers and others and take action we believe appropriate to halt infringement or improper usage. We defend our intellectual property aggressively and, from time to time, have been engaged in infringement protection activities. Nonetheless, in the event third parties infringe or misappropriate our trademarks, we may have to incur substantial costs to protect our intellectual property or risk losing our rights. Any large expenditure or loss of rights could have a material adverse effect on our results of operations, cash flows and financial position.

        We generally do not hold any patents covering our recipes or production methods and, therefore, can protect them only as trade secrets. Some or all of these trade secrets could be obtained by others or could enter the public domain, which could place us at a competitive disadvantage. In 2000, we applied for patent status for our Flame Grilled process and currently have a "Patent Pending" status.

        In an effort to protect our trade secrets, all of our employees sign an "Employees Proprietary Rights and Confidentiality Agreement," which states that they will not disclose our manufacturing processes, recipes, customer lists or other confidential material vital to our business. In addition, senior sales, marketing and administrative personnel sign non-compete agreements, which prohibit them from working for a competitor for specified periods of time upon the termination of their employment with Gardenburger.

Management Information Systems

        We utilize a single Baan enterprise resource planning system, which is expected to meet our information system needs for the foreseeable future. In addition to integrating manufacturing, sales and accounting functions, the Baan system provides real-time information for management analysis and use in operations. The Baan system aids management with production planning (planning of raw material purchases) and demand forecasting (matching supply to distribution centers with order volume) capabilities. The Baan system also includes pallet tagging, bar coding and scanning applications that facilitate tracking of raw materials and finished goods through our manufacturing operation. The Baan system enables us to use electronic data interchange ("EDI") if desired by customers and suppliers, which we believe expedites order entry, payment and cash collection processes.

Government Regulation

        The manufacturing, packaging, storage, distribution and labeling of food products are subject to extensive federal and state laws and regulations. The FDA has issued regulations governing the ingredients that may be used in food products, the content of labels on food products and the labeling claims that may be made for foods. Foods may only include additives, colors and ingredients that are either approved by the FDA or generally recognized as safe. Our products must be manufactured in compliance with the FDA's current Good Manufacturing Practice regulations applicable to food.

        Regulators have broad powers to protect public health, including the power to inspect our products and facilities, to order the shutdown of a facility or to seize or stop shipment of our products and order a recall of previously shipped products, as well as the power to impose substantial fines and seek criminal sanctions against us or our officers. While we currently carry $1 million of insurance against the cost of a product recall, a significant recall could have an adverse effect on our results of operations, cash flows and financial condition. In addition, negative publicity may result if regulators take any of the foregoing actions against us or if we were to voluntarily recall products to avoid regulatory enforcement.

Insurance

        We maintain insurance against various risks related to our business. This includes property and casualty, business interruption, director and officer liability, food spoilage, product liability, product recalls and workers' compensation insurance. We currently maintain $1 million of product recall insurance coverage, $2 million of product liability insurance coverage and $20 million of general umbrella coverage. We consider our policies adequate to cover the major risks in our business, but there can be no assurance that this coverage will be sufficient to cover the cost of defense or damages in the event of a significant product liability claim.

Item 2. Properties

        We lease approximately 19,000 square feet of administrative office space at 1411 SW Morrison Street, Suite 400 in Portland, Oregon, pursuant to a second two-year extension to our original lease that terminates on December 31, 2002. We have one additional two-year extension option, which would extend the termination of the lease to December 31, 2004. Current monthly rent is approximately $24,100. We do not anticipate exercising the additional two-year extension option. We plan to lease our current office space on a month-to-month basis while we look for office space that better suits our current requirements.

        We lease 120,000 square feet of production space at Freeport Center, Building A-16, in Clearfield, Utah, pursuant to a lease that will terminate on December 31, 2007. We have the option to renew the lease for one additional five-year term commencing January 1, 2008. The monthly rent on this facility beginning January 1, 2003 will be $33,500. Our Clearfield, Utah production facility can support sales levels of approximately $220 million at current pricing levels. Given our current level of sales, we are operating the facility at approximately 29 percent of overall capacity.

        We also lease 22,000 square feet of storage space at the Freeport Center in Clearfield. The lease commenced February 1, 2001 and will expire December 31, 2002. We plan to lease this space on a month-to-month basis after December 31, 2002. The monthly rent for the storage space is $6,600.

Item 3. Legal Proceedings

        There are currently no material, pending legal proceedings to which we or our subsidiaries are a party. From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to our business.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the quarter ended September 30, 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Prior to March 1, 2001, our common stock traded on the National Market tier of The Nasdaq Stock Market under the symbol GBUR. Due to our failure to meet certain Nasdaq listing requirements, beginning March 1, 2001, our common stock began trading on the over-the-counter market and is quoted on the NASD's OTC Bulletin Board. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The high and low sales prices (bid quotations after March 1, 2001) for the two years in the period ended September 30, 2002 were as follows:

Fiscal 2001	High	Low
Quarter 1	$3.44	$0.34
Quarter 2	1.19	0.44
Quarter 3	1.00	0.51
Quarter 4	0.92	0.36

Fiscal 2002	High	Low
Quarter 1	$0.68	$0.19
Quarter 2	1.45	0.22
Quarter 3	2.25	0.63
Quarter 4	0.96	0.41

        The number of shareholders of record and approximate number of beneficial owners of our common stock at December 9, 2002 were 579 and 6,800, respectively.

        There were no cash dividends declared or paid in 2002 or 2001 on our common stock and we do not anticipate declaring cash dividends on our common stock in the foreseeable future. Under the terms of our loan agreement with CapitalSource Finance LLC, we may not pay any cash dividends or other distributions with respect to, or redeem, any of our capital stock. We also may not, without the consent of Dresdner Kleinwort Benson Private Equity Partners, LP ("Dresdner"), declare or pay any cash dividends or make any distributions with respect to our capital stock or other equity securities to the extent that at least $5 million in principal amount remains outstanding under our convertible senior subordinated notes and Dresdner owns a majority of the then outstanding principal amount of such notes.

        In addition, no cash dividends may be paid on our common stock unless dividends have been paid on all outstanding shares of our Series C and Series D Convertible Preferred Stock in an amount equal to 12% cumulative dividends accrued on such preferred shares through the record date for the common stock dividend (or, if greater, the amount of the common stock dividend payable on the preferred shares on an as-converted basis). The quarterly dividend accruing on the preferred shares is $975,000.

        The following table sets forth additional information, as of September 30, 2002, about shares of our common stock that may be issued upon the exercise of options granted under our equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to our shareholders for approval.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	3,241,725	$3.05	109,298
Equity compensation plans not approved by shareholders	2,409,462	1.78	—

Total	5,651,187	$2.51	109,298

        See Note 9 to the Financial Statements under the heading "Nonplan Options" for a description of the material terms of options granted without shareholder approval and not requiring shareholder approval.

Item 6. Selected Financial Data

				Nine Months Ended September 30,	Year Ended December 31,
	Year Ended September 30,
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
	2002	2001	2000	1999	1998
Statement of Operations Data(1)
Net sales(2)	$54,596	$50,751	$61,113	$60,106	$100,120
Gross margin	22,907	18,193	24,976	25,772	49,550
Sales and marketing expense(2)	13,711	13,586	18,358	48,021	58,513
General and administrative expense	4,210	4,997	7,304	5,064	5,387
Restructuring and non-recurring charges	(532)	57	303	2,677	48
Operating income (loss)	5,518	(447)	(989)	(29,990)	(14,398)
Preferred dividends	4,955	4,367	12,492	1,980	—
Net loss available for common shareholders	$(3,874)	$(7,156)	$(32,653)	$(22,146)	$(10,042)
Basic and diluted net loss per share	$(0.43)	$(0.80)	$(3.67)	$(2.51)	$(1.16)
Balance Sheet Data
Working capital	$10,245	$9,857	$8,058	$11,741	$7,354
Total assets	31,062	22,061	25,160	52,702	55,048
Long-term debt, less current portion	6,540	—	—	—	—
Long-term convertible notes payable	17,596	17,364	15,000	15,000	15,000
Convertible redeemable preferred stock	45,835	40,880	36,513	32,147	—
Shareholders' equity (deficit)	(45,210)	(41,431)	(34,311)	(10,319)	10,926

(1)
Statement of operations data for 1999 includes only nine months of activity due to the change in our fiscal year during 1999 from a calendar year to a fiscal year ended September 30.

(2)
Revenues and sales and marketing expenses each decreased by $8,806 and $9,930, respectively, in fiscal 2001 and 2000 upon adoption of EITF 00-14 and EITF 00-25 (see Note 2 of Notes to Financial Statements). Fiscal 1999 and 1998 were not adjusted as to do so would be impracticable due to the way data was recorded in the system at that time.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This report contains certain forward-looking statements that involve known and unknown risks and uncertainties. Our actual results, performance, or achievements could differ materially from historical results or from any future results anticipated by the forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers should consider statements containing words like "believes," "expects," "intends," "anticipates" or "plans" to be uncertain and forward-looking. Important risks that could cause actual results, performance or achievements to differ from those expressed or implied by the forward-looking statements are described below and elsewhere in this Form 10-K. Investors are cautioned not to place undue reliance on the forward-looking statements.

General

        Approximately 84 percent of our net sales are attributable to the Gardenburger® veggie burger and soy burger products. However, consumers are quickly moving to the wider range of meat alternative products rapidly becoming available in the marketplace. In response to this development in consumer tastes, we expanded our product line in fiscal 2002 to include a breakfast sausage alternative, a cutlet alternative, and a crispy nugget. The addition of these innovative products joins our meat alternative products released in fiscal 2000 and 2001, Riblets, Meatless Meatballs, and Chik'n Grill.

Results of Operations

        The following table is derived from our Statements of Operations for the periods indicated and presents the results of operations as a percentage of net sales.

Year Ended September 30,	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	58.0	64.2	59.1

Gross margin	42.0	35.8	40.9
Sales and marketing expense	25.1	26.8	30.0
General and administrative expense	7.7	9.8	12.0
Other	(0.9)	0.1	0.5

Operating income (loss)	10.1	(0.9)	(1.6)
Other expense	(8.1)	(4.6)	(2.8)

Income (loss) before income taxes	2.0	(5.5)	(4.4)
Income tax expense	—	—	(28.6)

Income (loss) before preferred dividends	2.0	(5.5)	(33.0)
Preferred dividends	(9.1)	(8.6)	(20.4)

Net loss	(7.1)%	(14.1)%	(53.4)%

2002 Compared to 2001

        Net sales.    Net sales for fiscal 2002 increased $3.8 million to $54.6 million from $50.8 million for fiscal 2001. Fiscal 2002 sales included approximately $7.1 million attributable to gross sales of products introduced during late fiscal 2001 or in fiscal 2002. The increased sales from new products were partially offset by the loss of approximately $1.9 million of revenue from Sam's Club due to the cessation of sales of our products in 215 Sam's Club stores during fiscal 2002. We currently sell to 35 Sam's Club stores.

        Our new products are representative of our offerings of meat alternative products beyond veggie burgers. We plan additional expansion into this growing part of the meat alternative market. Additionally, we experienced a disruption of our Canadian distribution in the first quarter of fiscal 2001 due to the financial difficulties of our distributor in that country, which decreased sales in fiscal 2001 by approximately $340,000.

        Gross margin.    Gross margin increased to $22.9 million (42.0 percent of net sales) for fiscal 2002 from $18.2 million (35.8 percent of net sales) for fiscal 2001. The increases in gross margin are due to an increase in sales and an increase in the gross margin percentage. The improved gross margin percentage is attributable to reduced selling discounts, reduced lease expense due to the elimination of the equipment operating leases in early January 2002 and increased operating efficiencies at the Company's Clearfield, Utah manufacturing facility, offset in part by increased depreciation due to the acquisition of the Clearfield manufacturing equipment.

        Sales and marketing expense.    Sales and marketing expense remained relatively flat at $13.7 million (25.1 percent of net sales) for fiscal 2002 compared to $13.6 million (26.8 percent of net sales) for fiscal 2001. The decrease as a percentage of sales is due to increased sales in fiscal 2002 compared to fiscal 2001.

        General and administrative expense.    General and administrative expense ("G&A") decreased to $4.2 million (7.7 percent of net sales) for fiscal 2002 from $5.0 million (9.8 percent of net sales) for fiscal 2001. The decrease is primarily due to $700,000 of savings due to cost reduction initiatives at our Portland, Oregon Support Center, which houses our executive and administrative staff.

        Legal settlement.    Legal settlement of $108,000 in fiscal 2002 relates to a settlement received from a raw material supplier as a result of an August 2001 recall of our Chik'n Grill product due to the omission of sulfites, which are known allergens, from the ingredient label. The raw material supplier reimbursed us for lost operating profits associated with the recall. This is a final settlement and no further amounts will be received from this supplier related to this recall.

        Other general (income) expense, net.    Other general income in fiscal 2002 includes $303,000 related to the reversal of restructuring reserves, which were established in fiscal 1999 and, in the first quarter of fiscal 2002, were determined to no longer be required, and $117,000 related to the recognition of the remaining deferred gain on the disposal of fixed assets. Other general expenses in fiscal 2001 represents losses on the disposal of fixed assets.

        Income (loss) from operations.    Income from operations was $5.5 million in fiscal 2002 compared to a loss from operations of $447,000 for fiscal 2001. The improvement in operating results in fiscal 2002 compared to fiscal 2001 is primarily a result of the increased revenue, increased gross margin percentage and decreased expenses discussed above.

        Interest expense.    Interest expense was $3.8 million for fiscal 2002, compared to $2.4 million for fiscal 2001. The increase is primarily a result of increased outstanding debt balances and increases in the effective interest rates of previously outstanding debt.

        Debt restructuring costs.    Debt restructuring costs of $716,000 in fiscal 2002 include an early termination fee of $175,000 for our previous line of credit facility, the write-off of $279,000 of unamortized financing fees, $95,000 for the value of common stock warrants issued in connection with the restructuring of our Convertible Notes and preferred stock and $167,000 of legal fees.

        Income taxes.    A valuation allowance has been recorded for the full amount of deferred tax assets due to the uncertainty regarding the realization of the net deferred tax assets consisting primarily of net operating loss and credit carryforwards.

        Preferred dividends.    Preferred dividends were $5.0 million during fiscal 2002 compared to $4.4 million in fiscal 2001. Due to the addition of a 10 percent exit premium in conjunction with the changes made to the outstanding preferred stock during the second quarter of fiscal 2002, the quarterly dividend charge increased from $1.1 million to $1.3 million.

        Net loss available for common shareholders.    Net loss available for common shareholders was $3.9 million in fiscal 2002 compared to $7.2 million in fiscal 2001 due to the line item changes discussed above.

        The Company believes that the impact of inflation was not material for fiscal years 2002 and 2001.

2001 Compared to 2000

        Net sales.    Net sales for fiscal 2001 decreased to $50.8 million from $61.1 million for fiscal 2000. The decrease is primarily due to lower unit sales due to competition and consumer preference for meat alternative choices beyond burgers. In response to this development in consumer tastes, we expanded our product line in fiscal 2001 to include a chicken fillet alternative, a pork rib alternative, an imitation meatball, and a crumbles or ground meat alternative. Additionally, we experienced a disruption of our Canadian distribution in the first quarter of fiscal 2001 due to the financial difficulties of our distributor in that country. During the second quarter of fiscal 2001, we began utilizing a new Canadian distributor.

        Gross margin.    Gross margin decreased to $18.2 million (35.8 percent of net sales) for fiscal 2001 from $25.0 million (40.9 percent of net sales) for fiscal 2000. The decrease in the gross margin is primarily a result of lower sales and a decreased gross margin percentage. The decrease in the gross margin percentage is primarily due to decreased production levels as a result of lower sales of veggie burgers and costs related to the start-up of production of the new Chik'n Grill product in the first half of fiscal 2001 and the start-up of Meatless Meatballs and Riblets in the fourth quarter of fiscal 2001.

        Sales and marketing expense.    Sales and marketing expense decreased to $13.6 million (26.8 percent of net sales) for fiscal 2001 from $18.4 million (30.0 percent of net sales) for fiscal 2000. The decrease in sales and marketing expenditures is primarily due to reduced fixed selling overhead and reduced variable selling costs such as freight and commissions. These cost reductions are associated with lower sales levels as well as cost saving measures implemented in fiscal 2001.

        General and administrative expense.    General and administrative expense ("G&A") decreased to $5.0 million (9.8 percent of net sales) for fiscal 2001 from $7.3 million (12.0 percent of net sales) for fiscal 2000. The decrease is primarily the result of reduced headcount and certain other overhead cost reductions at our Portland, Oregon facility in fiscal 2001. In addition, certain one-time costs related to severance and strategic initiatives occurred in fiscal 2000, and were not duplicated in fiscal 2001.

        Other general (income) expense, net.    Other general expense of $57,000 in fiscal 2001 and of $303,000 in fiscal 2000 represents losses on the disposal of fixed assets.

        Loss from operations.    Loss from operations was $447,000 in fiscal 2001 compared to $989,000 for fiscal 2000. The improvement in operating results primarily reflects the lower operating expenses, offset in part by the lower sales and gross margin.

        Interest expense.    Interest expense was $2.4 million for fiscal 2001, compared to $1.8 million for fiscal 2000. The increase is a result of the increase in the interest rate to 10% from 7% on the Convertible Notes for fiscal 2001, as well as an increase in the outstanding balance of the Convertible Notes, partially offset by a decrease in the balance outstanding and the interest rate on our line of credit.

        Income taxes.    We did not record any tax benefit in fiscal 2001. Income tax expense was $17.5 million in fiscal 2000, which consists of a $17.5 million valuation reserve against our entire deferred income tax asset balance. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of net operating losses and other deductible temporary differences be recorded as an asset to the extent that management assesses the utilization of such benefits to be reasonably assured in the near future. Otherwise, a valuation reserve is required to be recorded. Such a reserve was recorded in the fourth quarter of fiscal 2000 as a result of recurring operating losses and increased competition leading to poorer than expected results for fiscal 2000.

        Preferred dividends.    Preferred dividends were $4.4 million during fiscal 2001 compared to $12.5 million in fiscal 2000. In the first quarter of fiscal 2000, due to an adjustment in the conversion price of the then outstanding Series B preferred stock to $3.75 per share from $10.00 per share, we recorded a non-cash charge of $8.1 million related to the implied value of the beneficial conversion feature.

        Net loss available for common shareholders.    Net loss available for common shareholders was $7.2 million in fiscal 2001 compared to $32.7 million in fiscal 2000. The $32.7 million loss available for common shareholders for fiscal 2000 includes the additional $8.1 million non-cash preferred dividends charge in the first quarter of fiscal 2000 as well as the $17.5 million valuation reserve against our net deferred tax assets as discussed above.

        We believe that the impact of inflation was not material for fiscal years 2001 and 2000.

Liquidity and Capital Resources

        At September 30, 2002, working capital was $10.2 million, including $2.8 million of cash and cash equivalents. In fiscal 2002, working capital increased by $388,000 compared to September 30, 2001 and the current ratio decreased to 2.6:1 from 2.9:1.

        Cash and cash equivalents decreased $305,000 from September 30, 2001, primarily due to $10.1 million used for the purchase of property and equipment and $643,000 used for the payment of financing fees, offset by $7.1 million of proceeds from short and long-term debt, net of payments made, and $3.1 million provided by operations.

        Accounts receivable decreased $386,000 to $3.1 million at September 30, 2002 from $3.5 million at September 30, 2001. Days sales outstanding were approximately 23 days at September 30, 2002 compared to approximately 26 days at September 30, 2001.

        Inventories increased $1.8 million to $9.1 million at September 30, 2002 from $7.3 million at September 30, 2001, primarily as a result of increased production in late fiscal 2002 in anticipation of planned maintenance work at the Clearfield, Utah production facility in the first quarter of fiscal 2003. Inventory turned 4.0 times on an annualized basis in the fourth quarter of fiscal 2002 compared to 4.9 times in the corresponding period of fiscal 2001.

        Accounts payable increased $381,000 to $2.3 million at September 30, 2002 from $2.0 million at September 30, 2001, primarily as a result of increased production and the timing of certain purchases.

        Capital expenditures were $10.1 million during fiscal 2002 compared to $683,000 in fiscal 2001. Expenditures in fiscal 2002 were primarily for manufacturing equipment that we had previously been leasing. In January 2002, we utilized the proceeds of an $8.0 million term loan plus $1.05 million of proceeds from a new line of credit to purchase the food processing, production and other equipment used at our Clearfield, Utah production facility. Capital expenditures are estimated to total approximately $1.5 million in fiscal 2003, primarily for manufacturing equipment. Our loan agreement limits our capital expenditures to $1.1 million in fiscal 2003, but we plan to negotiate waivers of this requirement in order to purchase certain equipment beneficial to our production process.

        In January 2002, we entered into a Revolving Credit and Term Loan Agreement (the "Loan Agreement") with CapitalSource Finance LLC ("CapitalSource"). The Loan Agreement provides for an $8.0 million term loan and a $7.0 million line of credit (together, "the Loans"). At September 30, 2002, there was $5.9 million remaining available on the CapitalSource line of credit (subject to limitations on the borrowing base), which will be used as needed for working capital. We paid and capitalized a closing fee of $300,000 in January 2002 to CapitalSource. See also Note 12 to the Financial Statements for a discussion of related party matters.

        We also have approximately $17.3 million of principal and $0.8 million of accrued exit fees due to Dresdner under an Amended and Restated Convertible Senior Subordinated Note (the "Convertible Note"), which is due March 31, 2005. The Convertible Note bears interest at 10 percent per annum and bears a 20 percent premium on the principal plus accrued but unpaid interest at repayment or maturity. The Convertible Note is convertible into common stock at the election of the holder; the conversion price at September 30, 2002 was $9.78 per share. Interest is payable in cash semi-annually to the extent of availability under the CapitalSource line of credit.

        In accordance with excess cash flow provisions in the Loan Agreement and the Convertible Note, approximately $184,000 and $550,000, respectively, of additional principal are due in fiscal 2003, the sum of which is reflected on the balance sheet in the current portion of long-term debt balance.

        Principal payments under our long-term debt obligations and on our operating leases are significant. A schedule of our payments on long-term debt and operating lease obligations over the next five years is as follows:

Year Ended September 30,
2003	$1,939,291
2004	2,355,574
2005	2,526,643
2006	2,533,086
2007	1,761,688
Thereafter	132,255

Total	$11,248,537

        See Note 6 of Notes to Financial Statements included in Part II, Item 8 of this report on Form 10-K for a discussion of the material terms of the Loan Agreement and of the Convertible Notes and amendments thereto.

        Pursuant to the CapitalSource Loan Agreement and Convertible Notes, we record quarterly interest expense of $75,000 and $269,000, respectively, related to exit fees. These amounts are added to the long-term debt and convertible note balances, respectively.

        We have 552,500 shares of Series C Preferred Stock and 97,500 shares of Series D Preferred Stock outstanding. The Series C preferred shares are convertible at a price of $10 per share and the Series D preferred shares are convertible at $3.75 per share (subject to antidilution adjustments), in each case based on a base price of $50.00 per share, at any time at the discretion of the holder. Both series of preferred stock are entitled to a 12 percent cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of the Company. The terms of the Series C Stock and Series D Stock provide for a 10 percent premium on any liquidation or redemption and for an earliest date on which holders may require redemption of their shares of March 31, 2006, at which point they may be redeemed at the election of the holders or, under certain conditions, at our discretion. The

10 percent redemption premium is being accreted over the redemption period. The liquidation preference of the Series C and Series D stock was $50.3 million at September 30, 2002.

Seasonality

        The third and fourth quarters of our fiscal year typically have stronger sales due to the summer grilling season. We typically build inventories during the first and second quarters of each fiscal year in anticipation of increased sales in the third and fourth fiscal quarters.

New Accounting Pronouncements

        See Note 2 of Notes to Financial Statements included in Part II, Item 8 of this report on Form 10-K for a discussion of the adoption of new accounting pronouncements.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to inventory reserves and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions. Actual results may differ from these estimates if conditions turn out differently from our assumptions. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our financial statements.

Revenue Recognition

        Revenue from the sale of products is generally recognized at time of shipment to the customer. Our revenue arrangements with our customers often include sales incentives and other promotional costs such as coupons, volume based discounts and off invoice discounts. These costs are typically referred to collectively as "trade spending" pursuant to EITF 00-14, EITF 00-25 and EITF 01-09. These costs are recorded at the later of when revenue is recognized or when the sales incentive is offered and are generally classified as a reduction of revenue.

Inventory Reserves

        We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, historical spoilage rates and other factors. Raw materials are reviewed periodically by our operating personnel for spoilage. Finished goods are reviewed periodically by operating personnel to determine if inventory carrying costs exceed market selling prices. If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change. We have not experienced material losses related to our inventories in the past and believe that current levels of reserves are adequate.

Allowance for Doubtful Accounts

        Credit limits are established through a process of reviewing the financial history and stability of each customer. We regularly evaluate the collectability of our trade receivable balances by monitoring past due balances. If it is determined that a customer will be unable to meet its financial obligation, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover. Bad debts have not historically had a material effect on us. If circumstances related to specific customers deteriorate, our estimates of the recoverability of receivables associated with those customers could materially change.

Trade Spending Reserves

        Certain trade spending items are subject to estimation (i.e. volume discounts). Reserves related to estimated trade spending are reviewed and recorded on a monthly basis based on information provided by our regional sales managers as to the types of arrangements that have been made with our customers and are recorded on the balance sheet as an offset to trade receivables. Actual dollar amounts associated with trade spending can vary with sales volumes achieved and other factors. Accordingly, the ultimate liabilities associated with trade spending may differ from those recorded due to changes in estimates and actual results achieved.

Slotting Fees

        Slotting agreements refer to oral arrangements pursuant to which the retail grocer allows our products to be placed on the store's shelves in exchange for a slotting fee. Slotting fees associated with a new product or a new territory are initially recorded as a prepaid asset and the related expense is recognized ratably over the 12-month period beginning with the initial introduction of the product as an offset to sales. We believe that 12 months is the minimum period during which a retailer agrees to allocate shelf space. If a slotting fee agreement were breached, we would pursue available legal remedies to enforce the agreement as appropriate. Total slotting included in prepaid assets at September 30, 2002 and 2001 was $934,000 and $460,000, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        In January 2002, we entered into a loan agreement with CapitalSource and terminated our existing equipment lease agreements and line of credit facility. Amounts outstanding under this new loan agreement bear interest at variable rates tied to the prime rate. At September 30, 2002, we had $7.7 million outstanding at an interest rate of 10% and $1.1 million outstanding at an interest rate of 8%. A hypothetical 10% increase in interest rates would increase interest expense by approximately $88,000 annually assuming the amounts outstanding remained constant.

        We do not currently utilize, nor do we anticipate utilizing, derivative securities.

Item 8. Financial Statements and Supplementary Data

        The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 15 of Part IV of this document. Unaudited quarterly financial data for each of the eight quarters in the period ended September 30, 2002 is as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2002
Net sales(1)	$10,847	$11,603	$17,083	$15,063
Gross margin(1)	4,183	4,633	7,614	6,477
Net income (loss)	(1,150)	(2,788)	221	(157)
Basic and diluted net income (loss) per share	(0.13)	(0.31)	0.02	(0.02)
2001
Net sales(1)	$10,301	$10,210	$16,530	$13,710
Gross margin(1)	3,643	2,737	6,905	4,908
Net income (loss)	(2,669)	(3,651)	322	(1,158)
Basic and diluted net income (loss) per share	(0.30)	(0.41)	0.04	(0.13)

(1)
Net sales and gross margin differ from amounts previously reported for the first quarter of fiscal 2002 and all four quarters of fiscal 2001 due to the reclassification of costs incurred for certain sales incentive programs and promotional costs as a reduction of revenue rather than as sales and marketing expense. See Note 2 of the Notes to Financial Statements appearing in this report as described above.

Risk Relating To Arthur Andersen LLP'S Lack Of Consent

        Arthur Andersen LLP were the independent accountants for Gardenburger, Inc. until May 16, 2002. Representatives of Arthur Andersen LLP are not available to provide the consent required for the incorporation by reference of their report on the financial statements of Gardenburger, Inc. appearing in this Annual Report on Form 10-K into registration statements filed by Gardenburger, Inc. with the Securities and Exchange Commission and currently effective under the Securities Act of 1933, and we have dispensed with the requirement to file their consent in reliance upon rule 437a under the Securities Act of 1933. Because Arthur Andersen LLP have not consented to the incorporation by reference of their report, investors will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP that are included in this report or any omissions to state a material fact required to be stated therein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On May 16, 2002, based on a recommendation of the Audit Committee, our Board of Directors approved the dismissal of our independent public accountants, Arthur Andersen LLP. Arthur Andersen

LLP's reports on our financial statements for each of the last two fiscal years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During our two most recent fiscal years and during the subsequent interim period through the date of dismissal, May 16, 2002, there were not any disagreements between us and Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, or any reportable events as defined under Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission.

        A copy of a letter addressed to the Securities and Exchange Commission from Arthur Andersen LLP stating that it agrees with the above statements is incorporated by reference into this Form 10-K as exhibit 16.

        Also on May 16, 2002, based upon a recommendation of the Audit Committee and approval of the Board of Directors, we engaged the firm of KPMG LLP to be our independent public accountants. We did not consult KPMG LLP prior to May 16, 2002 with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or concerning any disagreement or reportable event with Arthur Andersen LLP.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information required by this item is included under the captions Election of Directors, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance, in the Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

        Information required by this item is included under the captions Executive Compensation, Director Compensation, Employment Contracts and Severance and Change-in-Control Arrangements and Compensation Committee Interlocks and Insider Participation in Compensation Decisions in the Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management in the Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Information required by this item is included under the caption Compensation Committee Interlocks and Insider Participation in Compensation Decisions and Management Transactions in the Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 240.13a-14(c) and 15d-14(c) under the under the Securities Exchange Act of 1934 (Exchange Act), as of a date within ninety days before the filing date of this annual report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

Changes in Internal Controls

        There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    Financial Statements and Schedules

(b)    Reports on Form 8-K

        There were no reports on Form 8-K filed during the quarter ended September 30, 2002.

(c)    Exhibits

        Exhibits are listed on the Index to Exhibits following the financial statements included in this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 19, 2002.	GARDENBURGER, INC.
	By:	/s/ SCOTT C. WALLACE Scott C. Wallace Director, Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 19, 2002.

Signature	Title
/s/ SCOTT C. WALLACE Scott C. Wallace	Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ LORRAINE CRAWFORD Lorraine Crawford	Vice President, Finance and Corporate Controller (Principal Financial and Accounting Officer)
/s/ KYLE A. ANDERSON Kyle A. Anderson	Director
/s/ TIMOTHY P. BURKE Timothy P. Burke	Director
/s/ ALEXANDER P. COLEMAN Alexander P. Coleman	Director
/s/ RONALD C. KESSELMAN Ronald C. Kesselman	Director
/s/ RICHARD L. MAZER Richard L. Mazer	Director
/s/ PAUL F. WENNER Paul F. Wenner	Founder and Director

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

        I, Scott C. Wallace, certify that:

1.
I have reviewed this annual report on Form 10-K of Gardenburger, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 19, 2002
/s/ SCOTT C. WALLACE Scott C. Wallace President and Chief Executive Officer Gardenburger, Inc.

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

        I, Lorraine Crawford, certify that:

1.
I have reviewed this annual report on Form 10-K of Gardenburger, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 19, 2002
/s/ LORRAINE CRAWFORD Lorraine Crawford Vice President, Finance and Corporate Controller Gardenburger, Inc.

Exhibit Index

Exhibit No.	Description
3.1	Restated Articles of Incorporation, as amended January 9, 2002(19)
3.2	1995 Restated Bylaws, as amended July 13, 1999(13)
10.1	Amended and Restated Rights Agreement between the Company and First Chicago Trust Company of New York, dated July 15, 1999(13)
10.2	Amendment No. 1 dated as of January 2, 2002 to Rights Agreement dated as of July 15, 1999 between First Chicago Trust Company of New York and the Company, dated effective as of January 2, 2002(20)
10.3
Amendment No. 2 dated as of January 10, 2002 to the Amended and Restated Rights Agreement dated as of July 15, 1999, between the Company and EquiServe Trust Company, N.A.(successor to First Chicago Trust company of New York)(20)
10.4	Amendment No. 3 dated as of April 29, 2002 to the Amended and Restated Rights Agreement dated as of July 15, 1999, between the Company and EquiServe Trust Company, N.A.
10.5	Purchase and Sale Agreement and Receipt for Earnest Money between the Company and John M. Hopkins, dated October 5, 2000(16)
10.6	Morrison Plaza Office Lease, dated October 29, 1996(4)
10.7	First Amendment to Morrison Plaza Office Lease, dated December 9, 1997(5)
10.8	Lease extension for Morrison Plaza Office Building, dated September 11, 1998(7)
10.9	Third Amendment to Lease — Lease Extension for Morrison Plaza Office Building, dated August 1, 2000(16)
10.10	Facility Lease by and between Freeport Center Associates, a Utah general partnership and the Company, dated May 28, 1997(3)
10.11	Addendum, dated August 1, 1997, to Facility Lease by and between Freeport Center Associates and the Company(5)
10.12	Lease Extension, dated October 17, 2002, to Facility Lease dated May 28, 1997 by and between Freeport Center Associates and the Company
10.13	Warehouse Lease between Freeport Center Associates and the Company, dated January 25, 1999(10)
10.14	Note Purchase Agreement, dated as of March 27, 1998, between the Company and Dresdner Kleinwort Benson Private Equity Partners L.P.(6)
10.15	Convertible Senior Subordinated Note, dated March 27, 1998(6)
10.16	First Amendment to Note Purchase Agreement, dated December 30, 1999, between the Company and Dresdner Kleinwort Benson Private Equity Partners L.P.(15)
10.17	Amendment, dated January 5, 2001 to Convertible Senior Subordinated Note, dated March 27, 1998 issued by the Company to Dresdner Kleinwort Benson Private Equity Partners L.P.(17)

10.18	Second Amendment, dated as of January 10, 2002, to the Note Purchase Agreement, dated as of March 27, 1998, between Dresdner Kleinwort Benson Private Equity Partners L.P. and the Company(22)
10.19	Third Amendment, dated as of September 30, 2002, to the Note Purchase Agreement, dated as of March 27, 1998, between Dresdner Kleinwort Benson Private Equity Partners L.P. and the Company
10.20	Amended and Restated Convertible Senior Subordinated Note dated January 10, 2002, issued by the Company to Dresdner Kleinwort Benson Private Equity Partners L.P.(22)
10.21	Warrant Agreement, dated as of January 10, 2002, between Dresdner Kleinwort Benson Private Equity Partners L.P. and the Company(22)
10.22	Form of Warrant issued to Dresdner Kleinwort Benson Private Equity Partners L.P. and holders of the Company's preferred stock(22)
10.23	Registration Rights Agreement, dated as of March 27, 1998, between the Company and Dresdner Kleinwort Benson Private Equity Partners L.P.(6)
10.24	First Amendment, dated as of January 10, 2002, to Registration Rights Agreement, dated as of March 27, 1998, between Dresdner Kleinwort Benson Private Equity Partners L.P. and the Company(22)
10.25
Revolving Credit and Term Loan Agreement dated as of January 10, 2002, between Gardenburger, Inc., CapitalSource Finance LLC, as administrative agent and collateral agent for Lenders, and the Lenders(22)
10.26	First Amendment, dated as of September 30, 2002, to Revolving Credit and Term Loan Agreement, dated as of January 10, 2002, between CapitalSource Finance LLC and the Company
10.27
Stock Purchase Agreement, dated March 29, 1999, by and between Gardenburger, Inc. and Rosewood Capital III, L.P., Farallon Capital Management LLC, Gruber & McBaine Capital Management, LLC, BT Capital Investors LP and certain other purchasers identified therein(9)
10.28	Amendment and Waiver of Stock Purchase Agreement, dated April 14, 1999, by and between Gardenburger, Inc., and the Purchasers identified on Exhibit A thereto(11)
10.29	Investor Rights Agreement, dated April 14, 1999, by and between Gardenburger, Inc., and the investors identified on Exhibit A thereto(11)
10.30	Preferred Stock Exchange Agreement, dated as of January 10, 2002, by and among the Company and the holders of its preferred stock(22)
10.31	Registration Rights Agreement, dated as of January 10, 2002, by and among the Company and the holders of its preferred stock(22)
10.32	Paul F. Wenner Stock Option Agreement dated January 20, 1992(2)(8)
10.33	Amendment dated June 2001 to Stock Option Agreement dated January 20, 1992 between Gardenburger, Inc. and Paul F. Wenner(8)(19)
10.34	1992 First Amended and Restated Combination Stock Option Plan, as amended ("1992 Plan")(8)(12)

10.35	Form of Incentive Stock Option Agreement for Option grants to executive officers under 1992 Plan after May 24, 1995(8)(10)
10.36	Form of Non-Statutory Stock Option Agreement for Option grants to executive officers under 1992 Plan after May 24, 1995(8)(10)
10.37	Incentive Stock Option Agreement with Scott C. Wallace dated January 15, 2001(8)(23)
10.38	2001 Stock Incentive Plan as Amended and Restated Effective June 1, 2001 ("2001 Plan")(8)(19)
10.39	Form of Award Agreement for Incentive Stock Option under 2001 Plan(8)(23)
10.40	Form of Director Nonqualified Stock Option Agreement under 2001 Plan(8)(23)
10.41	Paul F. Wenner Employment Agreement and Amendment thereto(1)(8)
10.42	Employment Agreement dated January 15, 2001 between Gardenburger, Inc. and Scott C. Wallace(8)(17)
10.43	Employment Agreement dated March 25, 1997 between Gardenburger, Inc. and James W. Linford, with addenda(8)(19)
10.44	Memorandum dated May 4, 2000 from Lyle G. Hubbard to Lorraine Crawford(8)(18)
10.45	Form of Indemnification Agreement between the Company and its Officers and Directors(8)(10)
10.46	Change in Control Agreement, dated October 30, 2001, between Gardenburger Inc. and James W. Linford(8)(19)
10.47	Change in Control Agreement, dated October 30, 2001, between Gardenburger Inc. and Lorraine A. Crawford(8)(19)
10.48	Option Agreement dated April 14, 1996 between Gardenburger, Inc. and Lyle G. Hubbard relating to 300,000 shares of common stock(8)
16	Letter re: Change in Certifying Public Accountant(21)
23	Consent of KPMG LLP
99.1	Certification of Scott C. Wallace Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Lorraine Crawford Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Description of Common Stock of Gardenburger, Inc.

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

(8)
Management contract or compensatory plan or arrangement.

(9)
Incorporated by reference to the Company's Form 8-K Current Report, filed April 1, 1999.

(10)
Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998, filed March 31, 1999.

(11)
Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999.

(12)
Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1999, filed August 13, 1999.

(13)
Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-92665), filed December 13, 1999.

(14)
Incorporated by reference to the Company's Form 10-K for the nine-month transition period ended September 30, 1999, filed December 27, 1999.

(15)
Incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 1999, filed February 9, 2000.

(16)
Incorporated by reference to the Company's 2000 Form 10-K Annual Report, filed December 26, 2000.

(17)
Incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 2000, filed February 14, 2001.

(18)
Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2001, filed May 14, 2001.

(19)
Incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 2001, filed February 13, 2002.

(20)
Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2002, filed August 9, 2002.

(21)
Incorporated by reference to the Company's Form 8-K/A dated May 16, 2002 and filed May 30, 2002.

(22)
Incorporated by reference to the Company's Form 8-K dated January 10, 2002 and filed January 17, 2002.

(23)
Incorporated by reference to the Company's 2001 Form 10-K Annual Report, filed December 10, 2001.

Independent Auditors' Report

The Board of Directors
Gardenburger, Inc.:

        We have audited the accompanying balance sheet of Gardenburger, Inc. (an Oregon corporation) as of September 30, 2002, and the related statements of operations, shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Gardenburger, Inc. as of September 30, 2001, and for each of the two years ended September 30, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements, before the restatement described in Note 2 to the financial statements, in their report dated November 2, 2001.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Gardenburger, Inc. as of September 30, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed above, the financial statements of Gardenburger, Inc. as of September 30, 2001, and for each of the two years ended September 30, 2001 were audited by other auditors who have ceased operations. As described in Note 2 to the financial statements, those financial statements have been restated. We audited the adjustments described in Note 2 to the financial statements that were applied to restate the 2001 and 2000 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Gardenburger, Inc. other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/ KPMG LLP
Portland, Oregon
November 8, 2002, except as to Note 2 to the financial statements, which is as of November 25, 2002.

THIS REPORT IS A CONFORMED COPY
OF THE REPORT PREVIOUSLY ISSUED BY
ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY THAT FIRM.

Report of Independent Public Accountants

To the Board of Directors and Shareholders of
Gardenburger, Inc.:

        We have audited the accompanying balance sheet of Gardenburger, Inc. (an Oregon corporation) as of September 30, 2001 and the related statements of operations, shareholders' equity (deficit) and cash flows for the years ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gardenburger, Inc. as of September 30, 2001 and the results of its operations and its cash flows for the years ended September 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

/s/Arthur Andersen LLP
Portland, Oregon,
November 2, 2001

        ARTHUR ANDERSEN LLP WERE THE INDEPENDENT ACCOUNTANTS FOR GARDENBURGER, INC. UNTIL MAY 16, 2002. REPRESENTATIVES OF ARTHUR ANDERSEN LLP ARE NOT AVAILABLE TO PROVIDE THE CONSENT REQUIRED FOR THE INCORPORATION BY REFERENCE OF THEIR REPORT ON THE FINANCIAL STATEMENTS OF GARDENBURGER, INC. APPEARING IN THIS ANNUAL REPORT INTO REGISTRATION STATEMENTS FILED BY GARDENBURGER, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION AND CURRENTLY EFFECTIVE UNDER THE SECURITIES ACT OF 1933. BECAUSE ARTHUR ANDERSEN LLP HAVE NOT CONSENTED TO THE INCORPORATION BY REFERENCE OF THEIR REPORT, THE INVESTOR WILL NOT BE ABLE TO RECOVER AGAINST ARTHUR ANDERSEN LLP UNDER SECTION 11 OF THE SECURITIES ACT OF 1933 FOR ANY UNTRUE STATEMENTS OF A MATERIAL FACT CONTAINED IN THE FINANCIAL STATEMENTS AUDITED BY ARTHUR ANDERSEN LLP THAT ARE CONTAINED IN THIS REPORT OR ANY OMISSIONS TO STATE A MATERIAL FACT REQUIRED TO BE STATED THEREIN.

GARDENBURGER, INC.

BALANCE SHEETS

(In thousands, except share amounts)

	September 30,
	2002	2001
Assets
Current Assets:
Cash and cash equivalents	$2,760	$3,065
Accounts receivable, net of allowances of $200 and $266	3,127	3,513
Inventories, net	9,093	7,331
Prepaid expenses	1,566	1,070

Total Current Assets	16,546	14,979
Property, Plant and Equipment, net of accumulated depreciation of $8,311 and $5,696	13,033	5,520
Other Assets, net of accumulated amortization of $1,902 and $1,612	1,483	1,562

Total Assets	$31,062	$22,061

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Short-term note payable	$1,116	$1,689
Current portion of long-term debt	1,901	—
Accounts payable	2,340	1,959
Payroll and related liabilities payable	722	659
Other current liabilities	222	815

Total Current Liabilities	6,301	5,122
Long-Term Debt, less current maturities	6,540	—
Other Long-Term Liabilities	—	126
Convertible Notes Payable	17,596	17,364
Convertible Redeemable Preferred Stock, liquidation preference of $50,304 at September 30, 2002	45,835	40,880
Shareholders' Equity (Deficit):
Preferred Stock, no par value, 5,000,000 shares authorized	—	—
Common Stock, no par value, 25,000,000 shares authorized; shares issued and outstanding: 9,002,101 and 9,002,101	11,189	11,189
Additional paid-in capital	12,500	12,405
Retained deficit	(68,899)	(65,025)

Total Shareholders' Equity (Deficit)	(45,210)	(41,431)

Total Liabilities and Shareholders' Equity (Deficit)	$31,062	$22,061

The accompanying notes are an integral part of these balance sheets.

GARDENBURGER, INC.

STATEMENS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended September 30,
	2002	2001	2000
Net sales	$54,596	$50,751	$61,113
Cost of goods sold	31,689	32,558	36,137

Gross margin	22,907	18,193	24,976
Operating expenses:
Sales and marketing	13,711	13,586	18,358
General and administrative	4,210	4,997	7,304
Legal settlement	(108)	—	—
Other general (income) expense, net	(424)	57	303

	17,389	18,640	25,965

Operating income (loss)	5,518	(447)	(989)
Other income (expense):
Interest income	33	91	125
Interest expense	(3,754)	(2,433)	(1,823)
Debt restructuring costs	(716)	—	—

	(4,437)	(2,342)	(1,698)

Income (loss) before income taxes	1,081	(2,789)	(2,687)
Provision for income taxes	—	—	17,474

Income (loss) before preferred dividends	1,081	(2,789)	(20,161)
Preferred dividends	4,955	4,367	12,492

Net loss available for common shareholders	$(3,874)	$(7,156)	$(32,653)

Net loss per share—basic and diluted	$(0.43)	$(0.80)	$(3.67)

Weighted average shares used in per share calculations	9,002	9,000	8,891

The accompanying notes are an integral part of these statements.

GARDENBURGER, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

For the Years Ended September 30, 2002, 2001 and 2000

(In thousands, except share amounts)

	Common Stock
			Additional Paid-In Capital	Retained Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount
Balance at September 30, 1999	8,841,451	$10,619	$4,277	$(25,215)	$(10,319)
Exercise of common stock options	55,600	115	—	—	115
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	—	—	3	—	3
Issuance of shares in exchange for interest on convertible notes payable	75,550	419	—	—	419
Reset of conversion price of Series B preferred stock	—	—	8,125	—	8,125
Accrual of preferred dividends	—	—	—	(12,492)	(12,492)
Foreign currency translation	—	—	—	(1)	(1)
Loss before preferred dividends	—	—	—	(20,161)	(20,161)

Balance at September 30, 2000	8,972,601	11,153	12,405	(57,869)	(34,311)
Exercise of common stock options	29,500	36	—	—	36
Accrual of preferred dividends	—	—	—	(4,367)	(4,367)
Loss before preferred dividends	—	—	—	(2,789)	(2,789)

Balance at September 30, 2001	9,002,101	11,189	12,405	(65,025)	(41,431)
Issuance of warrants	—	—	95	—	95
Accrual of preferred dividends	—	—	—	(4,955)	(4,955)
Income before preferred dividends	—	—	—	1,081	1,081

Balance at September 30, 2002	9,002,101	$11,189	$12,500	$(68,899)	$(45,210)

The accompanying notes are an integral part of these statements.

GARDENBURGER, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended September 30,
	2002	2001	2000
Cash flows from operating activities:
Income (loss) before preferred dividends	$1,081	$(2,789)	$(20,161)
Effect of exchange rate on operating accounts	—	—	(1)
Adjustments to reconcile income (loss) before preferred dividends to net cash flows provided by (used in) operating activities:
Depreciation and amortization	3,403	2,068	2,235
Other non-cash expenses	798	1,840	421
(Gain) loss on sale of fixed assets	(119)	131	339
Deferred income taxes	—	—	17,466
(Increase) decrease in:
Accounts receivable, net	386	585	2,035
Inventories, net	(1,762)	168	(231)
Prepaid expenses	(496)	1,009	128
Increase (decrease) in:
Accounts payable	381	83	(4,793)
Payroll and related liabilities	63	(752)	470
Other accrued liabilities	(593)	(578)	(1,147)

Net cash provided by (used in) operating activities	3,142	1,765	(3,239)
Cash flows from investing activities:
Payments for purchase of property and equipment	(10,109)	(683)	(855)
Proceeds from sale of property and equipment	211	675	1,580
Other assets, net	—	(4)	(47)

Net cash provided by (used in) investing activities	(9,898)	(12)	678
Cash flows from financing activities:
Payments on line of credit, net	(573)	(902)	(2,409)
Proceeds from long-term debt	8,000	—	—
Payments on long-term debt	(333)	—	—
Capitalized financing fees	(643)	—	—
Proceeds from exercise of common stock options and warrants	—	36	115

Net cash provided by (used in) financing activities	6,451	(866)	(2,294)

Increase (decrease) in cash and cash equivalents	(305)	887	(4,855)
Cash and cash equivalents:
Beginning of period	3,065	2,178	7,033

End of period	$2,760	$3,065	$2,178

The accompanying notes are an integral part of these statements.

GARDENBURGER, INC.
NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

        Gardenburger, Inc. was incorporated in Oregon in 1985 to provide a line of meatless food products in response to the public's awareness of the importance of diet to overall health and fitness. Toward this end, the Company developed and now produces and distributes frozen, meatless food products, consisting of veggie burgers and soy-based chicken, pork, and meatball products. The Company's products are sold principally to retail and food service customers throughout the United States.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates used are reasonable.

Cash Equivalents

        Cash equivalents consist of highly liquid investments with maturities at the date of purchase of 90 days or less.

Inventories

        Inventories are valued at standard cost, which approximates the lower of cost (using the first-in, first-out (FIFO) method), or market, and include materials, labor and manufacturing overhead.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Significant improvements are capitalized and maintenance and repairs are expensed. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lease term or the estimated useful life of the asset, whichever is shorter. Estimated useful lives are as follows:

Buildings and improvements	3-40 years	Machinery and equipment	7-30 years
Office furniture and equipment	3-10 years	Vehicles	5 years

Other Assets

        Other assets primarily include deferred financing fees, goodwill and trademarks. Deferred financing fees are being amortized over the maturity period of the related debt, goodwill is being amortized using the straight-line method over ten years, and trademarks are being amortized using the straight-line method over forty years. See also Note 2 New Accounting Pronouncements regarding the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 and the cessation of amortization of goodwill beginning October 1, 2002.

Long-Lived Assets

        In accordance with SFAS 121, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of the asset. See also Note 2 New Accounting Pronouncements.

Segment Reporting

        The Company discloses segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Based upon definitions contained within SFAS No. 131, the Company has determined that it operates in one segment. In addition, virtually all sales are domestic.

Concentrations of Credit Risk and Significant Customers

        The Company invests its excess cash with high credit quality financial institutions, which bear minimal risk, and, by policy, limits the amount of credit exposure to any one financial institution.

        For fiscal 2002, three customers accounted for approximately 12 percent, 11 percent and 10 percent of revenue, respectively, and 14 percent, 7 percent and 13 percent of the accounts receivable balance at September 30, 2002, respectively.

        For fiscal 2001, two customers accounted for approximately 10 percent of revenue each and 18 percent and 13 percent of the accounts receivable balance at September 30, 2001, respectively.

        For fiscal 2000, one customer accounted for approximately 9 percent of revenue and 17 percent of the accounts receivable balance at September 30, 2000.

        Historically, the Company has not incurred significant losses related to accounts receivable.

Revenue Recognition and Sales Incentives

        Revenue from the sale of products is generally recognized at time of shipment to the customer. Pursuant to EITF 00-14 "Accounting for Certain Sales Incentives," certain coupons, rebate offers and free products offered concurrently with a single exchange transaction are to be recognized at the later of when the revenue is recognized or when the sales incentive is offered, and reported as a reduction of revenue. In addition, pursuant to EITF 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," certain promotional costs paid to a retailer or wholesaler by a vendor in connection with the sale of the vendor's products or promotion of sales of the vendor's products by the retailer or wholesaler are required to be recognized when incurred and reported as a reduction of revenue. See Note 2 for a discussion of the adoption of EITF 00-14 and EITF 00-25.

Advertising Costs

        Advertising costs, including media advertising, design and printing of coupons, and other advertising, which are included in sales and marketing expense, are expensed when the advertising first takes place. Advertising expense was approximately $1.1 million in 2002, $232,000 in 2001 and $(31,000) in 2000. The $31,000 of income in fiscal 2000 was due to a refund of approximately $211,000 for advertising space that was expensed in fiscal 1999.

Slotting Fees

        Slotting agreements refer to oral arrangements pursuant to which the retail grocer allows the Company's products to be placed on the store's shelves in exchange for a slotting fee. Slotting fees associated with a new product or a new territory are initially recorded as a prepaid asset and the related expense is recognized ratably over the 12-month period beginning with the initial introduction of the product as an offset to sales. The Company believes that 12 months is the minimum period during which a retailer agrees to allocate shelf space. If a slotting fee agreement were breached, the Company would pursue available legal remedies to enforce the agreement as appropriate. Total slotting included in prepaid assets at September 30, 2002 and 2001 was $934,000 and $460,000, respectively.

Research and Development Costs

        Research and development costs are expensed as incurred. Research and development expense was approximately $222,000 in 2002, $188,000 in 2001 and $319,000 in 2000 and is included in sales and marketing expenses in the accompanying statements of operations.

Net Loss Per Share

        Basic earnings (loss) per share (EPS) is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding.

        Basic EPS and diluted EPS are the same for all periods presented since the Company was in a loss position in all periods. Potentially dilutive securities that are not included in the diluted EPS calculation because they would be antidilutive are as follows (in thousands):

	September 30,
	2002	2001	2000
Stock options and warrants	5,651	4,113	2,778
Convertible notes	1,775	1,709	1,313
Convertible preferred stock	4,062	4,062	4,062

Total	11,488	9,884	8,153

Comprehensive Income Reporting

        SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in the equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive loss did not differ from currently reported net loss in the periods presented.

Reclassifications

        Certain reclassifications have been made to the prior years' amounts to conform to the current year's presentation.

2.    NEW ACCOUNTING PRONOUNCEMENTS

Pronouncements Resulting in a Reclassification

EITF 00-14 and EITF 00-25

        In May 2000, the Emerging Issues Task Force ("EITF"), a subcommittee of the Financial Accounting Standards Board, issued EITF No. 00-14 "Accounting for Certain Sales Incentives." EITF 00-14 prescribes guidance regarding timing of recognition and income statement classification of costs incurred for certain sales incentive programs. This guidance requires certain coupons, rebate offers and free products offered concurrently with a single exchange transaction to be recognized at the later of when the revenue is recognized or when the sales incentive is offered, and reported as a reduction of revenue.

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

        The Company also adopted EITF No. 01-9 "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" in the second quarter of fiscal 2002, which consolidates and clarifies guidance given under EITF No. 00-14 and EITF No. 00-25, but does not change the accounting prescribed above for the Company.

        A reconciliation of prior period net revenues is as follows (in thousands):

	Year Ended September 30,
	2001	2000
Net revenues as previously reported	$59,557	$71,043
Sales incentives	(8,806)	(9,930)

Net revenues as adjusted	$50,751	$61,113

        Sales and marketing expense for the years ended September 30, 2001 and 2000 also decreased by the respective sales incentive amounts indicated in the above table.

Pronouncements Not Resulting in a Reclassification

SFAS No. 141 and SFAS No. 142

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement. The Company will adopt SFAS No. 142 in the first quarter of fiscal 2003. At the end of fiscal 2002, the Company's unamortized goodwill balance was $411,000. The Company anticipates its evaluation of this asset for impairment in accordance with SFAS No. 142 will result in its writing off its goodwill balance in its entirety in the first quarter of fiscal 2003. Had the Company adopted SFAS No. 142 at the beginning of fiscal 2002, assuming no impairment charge, it would not have recorded amortization expense of $123,000 for the year ended September 30, 2002.

SFAS No. 144

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 in the first quarter of fiscal 2003 and anticipates writing off its unamortized goodwill at that time.

SFAS No. 146

        In July 2002, the FASB approved SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management's intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not anticipate that the adoption of SFAS No. 146 will have a material effect on its financial position or results of operations.

3.    INVENTORIES

        Detail of inventories at September 30, 2002 and 2001 is as follows (in thousands):

	2002	2001
Raw materials	$1,761	$1,243
Packaging and supplies	290	309
Finished goods	7,042	5,779

	$9,093	$7,331

4.    PROPERTY, PLANT AND EQUIPMENT

        Detail of property, plant and equipment at September 30, 2002 and 2001 is as follows (in thousands):

	2002	2001
Building and improvements	$1,346	$1,290
Machinery and equipment	15,696	5,665
Office furniture and equipment	4,302	4,261

	21,344	11,216
Less accumulated depreciation	(8,311)	(5,696)

	$13,033	$5,520

5.    LEASE COMMITMENTS

        Future minimum lease payments under operating leases at September 30, 2002 and including lease amounts due under the renewal of our Clearfield lease subsequent to September 30, 2002 (see Note 13), are as follows:

Year Ended September 30,
2003	$588,623
2004	522,238
2005	526,639
2006	533,082
2007	529,020
Thereafter	132,255

Total	$2,831,857

        Rental expense for the years ended September 30, 2002, 2001 and 2000 was $1.6 million, $3.8 million and $3.7 million, respectively.

6.    REVOLVING CREDIT AND TERM LOAN AND AMENDMENTS TO SUBORDINATED CONVERTIBLE NOTES AND CONVERTIBLE REDEEMABLE PREFERRED STOCK

        On January 10, 2002, the Company entered into a Revolving Credit and Term Loan Agreement (as amended, the "Loan Agreement") with CapitalSource Finance LLC ("CapitalSource"). It also completed extensions to the maturity date of its subordinated convertible notes and the earliest mandatory redemption date applicable to its outstanding convertible redeemable preferred stock.

        The Loan Agreement provides for an $8.0 million term loan and a $7.0 million line of credit (together, "the Loans"). The $8.0 million proceeds from the term loan and $1.05 million of proceeds from the line of credit were applied to purchase the Company's food processing, production and other equipment used at its Clearfield, Utah, production facility, which had been leased under operating leases with Bank of America ("BA") Leasing & Capital Corporation. An additional $1.85 million of proceeds from the line of credit were used to repay the Company's existing revolving credit facility, which was terminated, and certain fees of Wells Fargo Bank. The remaining balance available on the line of credit is being used as needed for working capital. The Company paid a closing fee of $300,000 to CapitalSource (the "Closing Fee").

        As a condition to obtaining the new financing, the Company negotiated extensions to the maturities of its Convertible Senior Subordinated Notes ("Convertible Notes") held by Dresdner Kleinwort Benson Private Equity Partners LP ("Dresdner") and the earliest mandatory redemption date of its Series A Convertible Preferred Stock ("Series A Stock") and Series B Convertible Preferred Stock ("Series B Stock") then held by various investors.

        In order to obtain the extension of maturity of its Convertible Notes from April 1, 2003, to March 31, 2005, the Company agreed to increase the interest rate on the notes from 7 to 10 percent, to pay a 20 percent premium at repayment or maturity of such notes, and to issue to Dresdner a warrant to purchase 557,981 shares of the Company's common stock at an exercise price of $0.28 per share.

        To achieve the extension of the earliest mandatory redemption date of the Company's outstanding Series A and Series B preferred stock from December 31, 2004, to March 31, 2006, the Company agreed to pay a 10 percent premium on the accumulated liquidation preference and redemption price applicable to its preferred stock, payable upon redemption or any liquidation or deemed liquidation of the Company. In addition, the Company issued to preferred shareholders, pro rata in accordance with their holdings of preferred stock, warrants to purchase an aggregate of 557,981 shares of common stock at an exercise price of $0.28 a share. The Company accomplished the agreed changes to its preferred stock by creating two new series of preferred stock designated as Series C Convertible Preferred Stock ("Series C Stock") and Series D Convertible Preferred Stock ("Series D Stock") and exchanging shares of its outstanding Series A Stock and Series B Stock for such newly created Series C Stock and Series D Stock, respectively, on a five-for-one basis. Other than the modifications mentioned above, there were no substantive changes to the rights and privileges of the Series A and Series B compared to Series C and Series D.

        Farallon Partners, L.L.C., and its affiliates, which together own approximately 30.8% of the Company's Series C and Series D Stock, have a substantial equity interest in CapitalSource Holdings LLC, which controls CapitalSource. An affiliate of Rosewood Capital III, L.P., which also owns approximately 30.8% of the Series C and Series D Stock, has a small (less than 2%) equity interest in CapitalSource Holdings LLC. Two of the Company's directors are employed by an affiliate of Rosewood Capital III, L.P. Jason Fish, a director of the Company until his resignation on January 8, 2002, is President of CapitalSource Holdings LLC and was a managing member of Farallon Partners, L.L.C., until June 2000.

Terms of the Loan Agreement

        The Loan Agreement permits the Company to request advances under the $7.0 million line of credit up to the sum of 85 percent of eligible receivables and 60 percent of eligible inventory. The Company must maintain a minimum balance under the line of credit of $1.0 million. Advances will bear interest at an annual rate of the greater of i) prime plus 2.50 percent, or 7.25 percent at September 30, 2002; or ii) 8 percent. The line of credit expires December 15, 2004. At September 30, 2002, the Company had $1.1 million outstanding under the line of credit at an interest rate of 8 percent.

        The $8.0 million term loan bears interest at an annual rate of prime plus 4.50 percent; however, in no event will the interest rate be less than 10 percent. Interest under the term loan is payable monthly.

        Under the terms of the Loan Agreement, proceeds from a sale of assets outside the ordinary course of business, from certain insurance recoveries, or from other listed events must be used to prepay the Loans. Also, the Company must apply a portion of all excess cash flow (see definition below) it receives to reduce the outstanding balance of the term loan. As of September 30, 2002, the Company was obligated to pay Capital Source approximately $184,000 under the excess cash flow obligation during fiscal 2003, which is reflected on the balance sheet in current portion of long-term debt. Upon a change of control (see definition below) affecting the Company, it must prepay the Loans in full.

        Principal payments, including the $750,000 exit fee, due under the term loan over the next five years are as follows:

Year Ended September 30,
2003	$1,350,668
2004	1,833,336
2005	2,000,004
2006	2,000,004
2007	1,232,668

Total	$8,416,680

        Amounts due but not paid under the term loan will be automatically drawn from the line of credit, subject to availability. At September 30, 2002, the Company had $7.7 million outstanding under this term loan at an interest rate of 10 percent.

        The Loans are secured by the Company's assets, including, without limitation, its accounts receivable, inventory, equipment, intellectual property, and bank deposits. The Loan Agreement contains cross default provisions with respect to the Company's other indebtedness, including the Convertible Notes.

        The Company must pay to CapitalSource and any participating lenders an unused line of credit fee equal to 0.083 percent per month of unused amounts under the line of credit, which totaled $35,044 in fiscal 2002. In addition, it must pay to CapitalSource, as agent under the Loan Agreement, a collateral management fee of $4,167 per month. Upon the earlier of prepayment in full of the term loan or its expiration date, the Company will pay a $750,000 exit fee. The Company may not elect to prepay the Loans until July 10, 2003, except in the event of a sale of the Company. The $750,000 exit fee is being amortized as additional interest expense over the life of the Loans, increasing the effective interest rate on the Loans.

        Pursuant to the Loan Agreement, the Company is required to maintain compliance with the following financial covenants:

  •
  a ratio of long-term indebtedness to earnings (as defined in the Loan Agreement) of not more than 2.5 to 1.00;

  •
  minimum earnings (as defined) of at least $6.0 million for the prior twelve months calculated as of each quarter;

  •
  a ratio of earnings (as defined) to fixed charges, such as debt service payments, capital expenditures and taxes, of not less than 1.25 to 1.00; and

  •
  excluding the $9.05 million buyout of its equipment capital leases during fiscal 2002, the Company's capital expenditures may not exceed in the aggregate i) $2.2 million during fiscal 2002 and ii) $1.1 million during any fiscal year thereafter.

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

        The Company was in compliance with the above covenants and other restrictions in the Loan Agreement as of September 30, 2002.

Amendment to Convertible Notes and Warrant Agreement with Dresdner

        The Company and Dresdner entered into a Second Amendment to Note Purchase Agreement, an Amended and Restated Convertible Senior Subordinated Note (the "Restated Convertible Note"), and a Warrant Agreement, each dated January 10, 2002, in connection with the extension of the maturity date under the Convertible Notes from April 1, 2003, to March 31, 2005. In addition, under the terms of the Restated Convertible Note, the Company agreed to (i) increase the interest rate on the Convertible Notes from 7 to 10 percent and (ii) pay a 20 percent premium on the principal plus accrued but unpaid interest on the Convertible Notes at repayment or maturity. The Restated Convertible Note remains convertible into common stock at the election of the holder; the conversion price at September 30, 2002 was $9.78 per share, which was not affected by the amendment. Interest is payable in cash semi-annually to the extent of availability under the CapitalSource line of credit. At September 30, 2002, there was approximately $17.3 million of principal and $0.8 million of accrued exit fees on the balance sheet. The exit fees are being amortized as additional interest expense over the life of the loan, increasing the effective interest rate on the loan.

        The Company is required to apply a portion of excess cash flow (as defined) to repay accrued interest and the outstanding principal amount of the Restated Convertible Note, subject to certain specified exceptions. The Company must, at all times, pay 50 percent of excess cash flow to pay down indebtedness to CapitalSource and to Dresdner in specified proportions. As of September 30, 2002, the Company was obligated to pay approximately $550,000 to Dresdner during fiscal 2003 under the excess cash flow obligation, which is reflected on the balance sheet in the current portion of long-term debt balance.

        The Note Purchase Agreement contains financial covenants which are the same as those in the Loan Agreement, but in each case slightly more favorable to the Company. The Restated Convertible Note also contains subordination provisions with respect to the Loans and cross default provisions with respect to the Company's other indebtedness, including the Loans.

        In addition, under the terms of the Warrant Agreement, the Company issued to Dresdner an immediately exercisable warrant with a ten-year term to purchase 557,981 shares of the Company's common stock at a price of $0.28 per share, subject to anti-dilution adjustments. The Company granted registration rights to Dresdner with respect to shares issuable upon exercise of its warrant.

Series C and Series D Preferred Stock

        The Company and the holders of its outstanding Series A Stock and Series B Stock entered into a Preferred Stock Exchange Agreement dated January 10, 2002 (the "Exchange Agreement") in connection with the extension of the earliest date on which the holders of the Company's preferred stock could require that their shares be redeemed, and certain other changes. This extension was a condition to funding under the Loan Agreement and closing of the Second Amendment to Note Purchase Agreement. Under the terms of the Exchange Agreement, holders of Series A Stock and Series B Stock agreed to exchange all of their outstanding shares of Series A Stock and Series B Stock for newly created Series C Stock and Series D Stock, respectively, at an exchange ratio of five shares of Series A Stock for each share of Series C Stock and five shares of Series B Stock for each share of Series D Stock. In addition, the Company issued to preferred shareholders immediately exercisable warrants with a ten-year term to purchase an aggregate of 557,981 shares of the Company's common stock, exercisable at a price of $0.28 per share, subject to anti-dilution adjustments. The Company granted holders of its preferred stock registration rights with respect to shares to be issued upon exercise of the warrants, including both demand and piggy-back registration rights.

        The terms of each new series of Preferred Stock provide participants in the exchange with identical rights, preferences, and privileges as were applicable to the prior Series A Stock and Series B Stock, except that the terms of Series C Stock and Series D Stock provide for a 10 percent premium on any liquidation or redemption and for an earliest date on which holders may require redemption of their shares of March 31, 2006, instead of December 31, 2004. The premium is being accreted over the redemption period. At September 30, 2002, the Company had accrued $741,000 in relation to the redemption premium. As a result of the exchange, the Company has outstanding 552,500 shares of its Series C Stock and 97,500 shares of its Series D Stock, which are convertible into the same number of common shares as the Series A Stock and Series B Stock prior to the exchange. No shares of Series A Stock and Series B Stock remain outstanding.

Accounting for Changes to Convertible Notes and Preferred Stock

        The Company is accounting for the term revisions, including the fair value of the common stock warrants and exit fee premiums, in accordance with SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Accordingly, the Company is accounting for the effects of the debt restructuring on a prospective basis from the date of restructuring and no gain or loss was recorded on the date of restructuring. The Company computed an effective interest rate and preferred dividend taking into consideration the imputed value of the revised terms, which is being applied as of the restructuring date through the maturity dates.

Definitions

        Previously used terms are defined as follows:

  •
  Excess Cash Flow—for any fiscal year, this is an amount equal to the sum of i) consolidated net income or loss; ii) depreciation, amortization, accrued non-cash interest expense and all other non-cash charges deducted in arriving at consolidated net income or loss; iii) net cash proceeds from the sale, lease, transfer or other disposition of assets that is not reinvested in other collateralized assets or required to be applied to mandatory prepayments or payments on the Loans; iv) the net loss on the sale, lease, transfer or other disposition of assets; and v) the amount of any tax credits or refunds received less the sum of i) non-financed capital expenditures; ii) payments required by and paid on the Loans and voluntary prepayments made on the Loans; iii) the net gain on the sale, lease, transfer or other disposition of assets, other than sales in the ordinary course of business; and iv) an amount equal to the increase in working capital during the period.

  •
  Change of Control—the occurrence of any of the following: i) a merger, consolidation, reorganization, recapitalization or share or interest exchange, sale or transfer or any other transaction or series of transactions in which any person or group of affiliated persons or persons acting together, own more than 45% of the combined voting power of the Company's then outstanding securities, calculated on a fully diluted basis; ii) a direct or indirect sale, transfer or other conveyance or disposition, in any single transaction or series of transactions, of all or substantially all of its assets; iii) any change of control or sale or disposition or similar event as defined in any document governing indebtedness of more than $50,000 of such person which gives the holder of such indebtedness the right to accelerate or otherwise require payment of such indebtedness prior to the maturity date thereof; iv) Rosewood Capital III, L.P. and Farallon Capital Partners, L.P., or their affiliates, acting together, cease to have the voting power to elect two directors to the Board of Directors of the Company; v) Scott C. Wallace ceases to be employed as Chief Executive Officer of the Company or otherwise becomes disabled and is not replaced within thirty days by an interim Chief Executive Officer, and within one hundred twenty days by a permanent Chief Executive Officer, each to the lender's satisfaction, or any such replacement Chief Executive Officer ceases such employment or otherwise becomes disabled unless replaced in the same time periods; and vi) a sale of the Company.

  •
  Earnings for the purpose of calculating financial covenants—net income or loss determined in conformity with GAAP, plus i) interest expense; ii) taxes on income, whether paid, payable or accrued; iii) depreciation expense; iv) amortization expense; v) non-cash dividends on preferred stock; vi) all other non-cash, non-recurring charges and expenses, excluding accruals for cash expenses made in the ordinary course of business; and vii) certain agreed upon adjustments, all of the foregoing determined in accordance with GAAP, less all non-cash income.

7.    INCOME TAXES

        The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." The Company realizes tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions). For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to additional paid-in capital. Tax benefits of $0, $0 and $3,000 were credited to additional paid-in capital in 2002, 2001 and 2000, respectively. The provision (benefit) for income taxes is as follows (in thousands):

	Year Ended September 30,
	2002	2001	2000
CURRENT:
Federal	$440,702	$—	$—
State	57,032	—	8

	497,734	—	8
DEFERRED	(497,734)	—	17,466

	$-	$—	$17,474

        Total deferred income tax assets were $21.1 million and $21.5 million and liabilities were $935,000 and $833,000 at September 30, 2002 and 2001, respectively, prior to the consideration of any valuation allowance. Individually significant temporary differences are as follows:

	September 30,
	2002	2001
Net operating loss carryforwards	$19,119	$19,497
Provision for trade promotions and discounts	719	642

        Total net deferred tax assets were $20.2 million and $20.7 million as of September 30, 2002 and 2001, respectively. In accordance with SFAS 109, the Company has recorded a valuation allowance against the entire amount of net deferred tax assets as of September 30, 2002 and 2001 as a result of recurring operating losses in recent years.

        The Company has tax net operating loss carryforwards, totaling $49.8 million, which expire as follows: 2013: $10.8 million, 2019: $31.6 million, 2020: $3.0 million and 2021: $4.4 million.

        The reconciliation between the effective tax rate and the statutory federal income tax rate is as follows:

	Year Ended September 30,
	2002	2001	2000
Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal income tax benefit	(4.4)	(4.4)	(2.7)
Trademark and goodwill amortization	0.9	0.5	0.9
Meals and entertainment	0.4	0.2	1.1
Effect of change in valuation allowance	36.2	37.6	685.3
Other	0.9	0.1	(0.3)

Effective tax rate	0.0%	0.0%	650.3%

8.    CONVERTIBLE REDEEMABLE PREFERRED STOCK

        The Company has outstanding 552,500 shares of its Series C Stock and 97,500 shares of its Series D Stock, which are convertible into 2,762,500 and 1,300,000 shares (subject to antidilution adjustments) of the Company's common stock, respectively, at any time at the discretion of the holder.

        The Series C and Series D Stock may be redeemed at any time after March 31, 2006 at the election of the holders or, under certain conditions, at the discretion of the Company. A 10 percent premium will be paid on any liquidation or redemption of the Series C and Series D Stock. In addition, both series of preferred stock are entitled to a 12 percent cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of the Company.

        The difference between the aggregate consideration of $32.5 million and the net proceeds of $30.2 million received upon the original sale of the Series A and Series B Stock is being accreted, in addition to the 10 percent premium that will be paid upon redemption, as additional preferred dividends over the period until redemption (March 31, 2006).

        See Note 6 for additional information.

9.
SHAREHOLDERS' EQUITY

Preferred Stock

        The Company has authorized 5,000,000 shares of preferred stock, of which 650,000 shares have been issued (see Note 8). Such stock may be issued by the Board of Directors in one or more series, with the preferences, limitations and rights of each series to be determined by the Board of Directors.

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

Restrictions on Dividends

        No cash dividends may be paid on the Company's common stock unless dividends have been paid on all outstanding shares of the Company's Series C and Series D Convertible Preferred Stock in an amount equal to 12% cumulative dividends accrued on such preferred shares through the record date for the common stock dividend (or, if greater, the amount of the common stock dividend payable on the preferred shares on an as-converted basis). The quarterly dividend accruing on the preferred shares is $975,000. In addition, the Company is prohibited from paying cash dividends or redeeming any of its capital stock under the terms of the Loan Agreement and the Restated Convertible Note held by Dresdner.

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

        The 2001 Plan permits the issuance of up to 1.4 million shares of the Company's common stock plus shares available under the 1992 Plan. In addition, if awards granted under the 1992 Plan are forfeited or expire, shares of common stock reserved for such forfeited or expired awards become available for issuance under the 2001 Plan. As of September 30, 2002, the Company had 1,990,298 shares of common stock reserved for issuance under the 2001 Plan.

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

        Options granted under the 1992 Plan generally vest three to five years from the date of grant and generally expire ten years from the date of grant. Vesting may accelerate upon a change in control of the Company. As a result of approval of the 2001 Plan in February 2001, no additional awards will be made under the 1992 Plan, all shares available for grant have been added to the shares available under the 2001 Plan, and cancellations under the 1992 Plan are being added to the pool of available shares under the 2001 Plan. The Company had 1,360,725 shares of common stock reserved for issuance under the 1992 Plan at September 30, 2002.

        Activity under the 1992 Plan and the 2001 Plan is summarized as follows (in thousands, except per share amounts):

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price
Balances, September 30, 1999	119	1,842	$9.51
Options granted	(246)	246	6.40
Options canceled	673	(673)	9.80
Options exercised	—	(10)	6.50

Balances, September 30, 2000	546	1,405	8.86
Additional shares reserved	1,400	—	—
Options granted	(1,943)	1,943	0.80
Options canceled	535	(535)	7.33

Balances, September 30, 2001	538	2,813	3.58
Options granted	(645)	645	0.68
Options canceled	216	(216)	2.84

Balances, September 30, 2002	109	3,242	$3.05

Non-Plan Options

        On March 10, 1992, the Company granted a non-statutory stock option to its then Chief Executive Officer exercisable for 1,650,000 shares of the Company's common stock. Such option was exercisable for a period of ten years from the date of grant at an exercise price of $1.00 per share, the fair market value of the Company's common stock on the date of grant. On May 8, 2001, the Company extended the exercise period of the non-statutory stock option period for an additional two years. Portions of the option have been exercised as follows:

Fiscal Year	Shares Received Upon Exercise
1996	625,000
2000	45,000
2001	30,000

        At September 30, 2002, an option to purchase 950,000 shares of common stock remained outstanding and exercisable in full and 950,000 shares of the Company's common stock were reserved for issuance under this option grant.

        On April 14, 1996, the Company granted an option to its then Chief Executive Officer exercisable for 300,000 shares of the Company's common stock. Pursuant to the terms of the original grant, such option is exercisable for a period of five years from the Chief Executive Officer's termination date of August 4, 2000 at an exercise price of $8.69 per share. At September 30, 2002, the entire option remained outstanding and the Company had 300,000 shares of common stock reserved for issuance under this option grant.

        During 1999, the Company granted options to certain employees and two consultants covering a total of 80,000 shares of the Company's common stock at an average exercise price of $11.16 per share. Activity related to these options is as follows:

Fiscal Year	Shares Cancelled	Average Exercise Price
2000	15,332	$11.63
2001	22,001	11.35
2002	6,667	11.63

        At September 30, 2002, options covering 36,000 shares of common stock were outstanding at an average exercise price of $10.76 and 36,000 shares of the Company's common stock were reserved for issuance under these options. The fair value of options granted to non-employees was not material.

        On March 1, 2000, the Company granted options to the members of its Board of Directors covering a total of 14,500 shares of the Company's common stock. Such options are exercisable for a period of ten years from the date of grant at an exercise price of $5.69 per share, subject to a one-year vesting period. During fiscal 2001, options covering 7,000 shares of common stock were canceled and at September 30, 2002, options covering 7,500 shares of common stock were outstanding and reserved for issuance under these option grants.

Warrants

        In January 2002, in conjunction with amendments to the Company's Convertible Subordinated Debt and Convertible Redeemable Preferred Stock, the Company issued warrants exercisable for a total of 1,115,962 shares of its common stock at an exercise price of $0.28 per share. The warrants are immediately exercisable and expire 10 years from the date of grant.

Statement of Financial Accounting Standards No. 123

        During 1995, the Financial Accounting Standards Board issued SFAS No. 123, which defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB 25. Entities electing to continue to use the accounting treatment in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been adopted.

        The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during fiscal 2002, 2001 and 2000 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:

	2002	2001	2000
Risk-free interest rate	4.50%	5.00%	6.50%
Expected dividend yield	0%	0%	0%
Expected lives	6.0 years	6.0 years	6.5 years
Expected volatility	96.53%	78.26%	80.77%

        Using the Black-Scholes methodology, the total value of options granted during 2002, 2001 and 2000 was $336,000, $1.1 million and $1.1 million, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically three to five years). The weighted average per share fair value of options granted during 2002, 2001 and 2000 was $0.52, $0.54 and $4.30, respectively.

        If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net loss available to common shareholders and net loss per share would approximate the pro forma disclosures below (net loss in thousands):

	2002		2001		2000
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net loss available to common shareholders	$(3,874)	$(4,865)	$(7,156)	$(8,859)	$(32,653)	$(34,279)
Basic and diluted net loss per share	$(0.43)	$(0.54)	$(0.80)	$(0.98)	$(3.67)	$(3.86)

        The following table summarizes information about all stock options outstanding at September 30, 2002 (shares in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 9/30/02	Weighted Average Remaining Contractual Life—Years	Weighted Average Exercise Price	Number of Shares Exercisable at	Weighted Average Exercise Price
$0.4150-$ 1.3563	2,906	6.6	$0.7006	1,248	$0.8920
1.3564- 2.7125	338	8.4	1.6589	88	1.7185
5.4251- 6.7813	241	6.0	6.4608	211	6.4732
6.7814- 8.1375	230	3.2	7.5822	230	7.5822
8.1376- 9.4938	516	3.1	8.7241	516	8.7241
9.4939- 10.8500	47	6.5	10.0625	47	10.0625
10.8501- 12.2063	217	3.2	11.5165	217	11.5165
12.2064- 13.5625	40	3.8	12.7188	39	12.7239

$0.4150-$13.5625	4,535	5.9	$3.0609	2,596	$4.7566

        At September 30, 2001 and 2000, options covering 2,182,675 and 2,350,642 shares of the Company's common stock, respectively, were exercisable at weighted average exercise prices of $5.40 per share and $5.77 per share, respectively.

10.  401(k) PLAN

        The Company has a 401(k) Salary Deferral Plan, which covers all employees who have reached the age of 18. The covered employees may elect to have an amount deducted from their wages for investment in a retirement plan. The Company matches 100 percent of employee contributions up to two percent of compensation. The Company's contribution to this plan was approximately $115,000 in 2002, $124,000 in 2001 and $137,000 in 2000.

11.  SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental disclosure of cash flow information is as follows (in thousands):

	2002	2001	2000
Cash paid during the period for interest	$2,371	$322	$455
Cash paid during the period for income taxes	12	5	6
Issuance of common stock in exchange for interest expense on Convertible Notes	—	—	419
Issuance of additional Convertible Notes in lieu of cash payment of interest expense on Convertible Notes	—	2,364	—
Non-cash preferred dividends	4,955	4,367	12,492

12.  RELATED PARTY TRANSACTIONS

        Farallon Partners, L.L.C., and its affiliates, which together own approximately 30.8% of the Company's Series C and Series D Stock, have a substantial equity interest in CapitalSource Holdings LLC, which controls CapitalSource (see Note 6). An affiliate of Rosewood Capital III, L.P., which also owns approximately 30.8% of the Series C and Series D Stock, has a small (less than 2%) equity interest in CapitalSource Holdings LLC. Two of the Company's directors are employed by an affiliate of Rosewood Capital III, L.P. Jason Fish, a director of the Company until his resignation on January 8, 2002, is President of CapitalSource Holdings LLC and was a managing member of Farallon Partners, L.L.C., until June 2000.

        Richard L. Mazer, a director of the Company, is Director and Chief Operating Officer of Ventura Foods, LLC. Beginning in the latter part of fiscal 2001, the Company began purchasing barbecue sauce from Ventura Foods and, during fiscal 2002 and 2001, paid Ventura Foods $380,000 and $22,000, respectively, for the barbecue sauce.

13.  SUBSEQUENT EVENT—LEASE RENEWAL

        In November 2002, the Company signed a five-year renewal for its Freeport Center manufacturing facility in Clearfield, Utah, which commences January 1, 2003 and expires December 31, 2007. The Company has one additional five-year renewal option on this facility. Monthly rent under this lease renewal is $33,500 for the first thirty-six months and $36,600 thereafter.

Independent Auditors' Report

The Board of Directors
Gardenburger, Inc.:

        Under date of November 8, 2002, we reported on the balance sheet of Gardenburger, Inc. (an Oregon corporation) as of September 30, 2002, and the related statement of operations, shareholders' deficit, and cash flows for the year ended September 30, 2002, which is included in this Form 10-K for the period ended September 30, 2002. In connection with our audit of the aforementioned financial statements, we also audited the related financial statement schedule in this Form 10-K for the period ended September 30, 2002. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

        In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

        As described in Note 2 to the financial statements, the financial statements of Gardenburger, Inc. as of September 30, 2001, and for each of the two years ended September 30, 2001 were audited by other auditors who have ceased operations. We audited the adjustments described in Note 2 to the financial statements that were applied to restate the 2001 and 2000 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Gardenburger, Inc. other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/ KPMG LLP
Portland, Oregon
November 8 2002, except as to Note 2 to the financial statements, which is as of November 25, 2002.

SCHEDULE II

GARDENBURGER, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe	Deductions— Describe(a)	Balance at End of Period
Year Ended September 30, 2000:
Reserves deducted from asset accounts:
Allowance for uncollectible accounts	$301	$20	$—	$57	$264
Year Ended September 30, 2001:
Reserves deducted from asset accounts:
Allowance for uncollectible accounts	$264	$40	$—	$38	$266
Year Ended September 30, 2002:
Reserves deducted from asset accounts:
Allowance for uncollectible accounts	$266	$—	$—	$66	$200

(a)
Charges to the account included in this column are for the purposes for which the reserve was created as well as a reduction in the reserve to levels estimated to be appropriate by the Company.

QuickLinks

GARDENBURGER, INC. 2002 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
PART I
  Item 1. Business
Retail Grocery Veggie Grain Products
Retail Grocery Meat-Like Products
Club Channel Products
Food Service Products
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
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Controls and Procedures
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATION PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
Exhibit Index
Independent Auditors' Report
Report of Independent Public Accountants
GARDENBURGER, INC. BALANCE SHEETS (In thousands, except share amounts)
GARDENBURGER, INC. STATEMENS OF OPERATIONS (In thousands, except per share amounts)
GARDENBURGER, INC. STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) For the Years Ended September 30, 2002, 2001 and 2000 (In thousands, except share amounts)
GARDENBURGER, INC. STATEMENTS OF CASH FLOWS (In thousands)
GARDENBURGER, INC. NOTES TO FINANCIAL STATEMENTS
Independent Auditors' Report
  SCHEDULE II
GARDENBURGER, INC. VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000 (In thousands)