Form 10-K/A
period 2002-09-30
GARDENBURGER INC
filed 2003-01-27
CIK 859735

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A-1

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
Common Stock, no par value
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes    ☒        No    >bal>

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☒

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,039,863 as of December 16, 2002 based upon the average bid and asked prices as reported by the NASD's OTC Bulletin Board ($0.28).

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

GARDENBURGER, INC.
2002 FORM 10-K/A-1 ANNUAL REPORT
TABLE OF CONTENTS

Page
PART II
Item 8. Statements and Supplementary Data	2
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K	3
Signatures	4
Certifications	5

PART II

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

PART IV

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

Date: January 27, 2003.	GARDENBURGER, INC.
	By:	/s/ SCOTT C. WALLACE Scott C. Wallace Chairman, President and Chief Executive Officer
	By:	/s/ LORRAINE CRAWFORD Lorraine Crawford Vice President of Finance, Corporate Controller, Secretary and Treasurer (Principal Accounting Officer)

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

        I, Scott C. Wallace, certify that:

1.
I have reviewed this amended annual report on Form 10-K/A of Gardenburger, Inc.;

2.
Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

c)
presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: January 27, 2003.
/s/ SCOTT C. WALLACE Scott C. Wallace President and Chief Executive Officer Gardenburger, Inc.

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

        I, Lorraine Crawford, certify that:

1.
I have reviewed this amended annual report on Form 10-K/A of Gardenburger, Inc.;

2.
Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

c)
presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: January 27, 2003.
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

Revenue Recognition and Sales Incentives

        Revenue from the sale of products is generally recognized at time of shipment to the customer. The Company's revenue arrangements with its customers often include sales incentives and other promotional costs such as coupons, volume based discounts and off invoice discounts. These costs are typically referred to collectively as "trade spending." Pursuant to EITF No. 00-14, EITF No. 00-25 and EITF No. 01-09, these costs are recorded at the later of when revenue is recognized or when the sales incentive is offered and are generally classified as a reduction of revenue.

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

QuickLinks

GARDENBURGER, INC. 2002 FORM 10-K/A-1 ANNUAL REPORT TABLE OF CONTENTS
PART II
PART IV
SIGNATURES
CERTIFICATION PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
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