Form 10-Q
period 2002-12-31
GARDENBURGER INC
filed 2003-02-13
CIK 859735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Yes     ☒                No     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes     ☐    No     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock without par value	9,002,101
(Class)	(Outstanding at February 10, 2003)

GARDENBURGER, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GARDENBURGER, INC.

BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2002	September 30, 2002
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,118	$2,760
Accounts receivable, net of allowances of $200 and $200	2,283	3,127
Inventories, net	10,841	9,093
Prepaid expenses	1,807	1,566
Total Current Assets	16,049	16,546

Property, Plant and Equipment, net of accumulated depreciation of $9,028 and $8,311	12,789	13,033
Other Assets, net of accumulated amortization of $1,162 and $1,902	992	1,483
Total Assets	$29,830	$31,062

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Short-term note payable	$1,902	$1,116
Current portion of long-term debt	2,151	1,901
Accounts payable	2,058	2,340
Payroll and related liabilities payable	593	722
Other current liabilities	731	222
Total Current Liabilities	7,435	6,301

Long-Term Debt, less current maturities	6,238	6,540
Convertible Notes Payable	17,864	17,596

Convertible Redeemable Preferred Stock, liquidation preference of $51,279 and $50,304	47,129	45,835

Shareholders’ Equity (Deficit):
Preferred Stock, no par value, 5,000,000 shares authorized, 650,000 and 650,000 outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized; shares issued and outstanding: 9,002,101 and 9,002,101	11,189	11,189
Additional paid-in capital	12,500	12,500
Retained deficit	(72,525)	(68,899)
Total Shareholders’ Equity (Deficit)	(48,836)	(45,210)
Total Liabilities and Shareholders’ Equity (Deficit)	$29,830	$31,062

The accompanying notes are an integral part of these balance sheets.

GARDENBURGER, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the three months ended December 31,
	2002	2001
Net sales	$8,989	$10,847
Cost of goods sold	5,625	6,664
Gross margin	3,364	4,183

Operating expenses:
Sales and marketing	3,198	3,023
General and administrative	984	1,123
Other general expenses (income)	1	(298)
	4,183	3,848
Operating income (loss)	(819)	335

Other income (expense):
Interest income	4	16
Interest expense	(1,106)	(409)
	(1,102)	(393)
Loss before provision for income taxes, cumulative effect of a change in accounting principle and preferred dividends	(1,921)	(58)
Provision for income taxes	—	—
Loss before cumulative effect of a change in accounting principle and preferred dividends	(1,921)	(58)
Cumulative effect of a change in accounting for goodwill	411	—
Loss before preferred dividends	(2,332)	(58)
Preferred dividends	1,294	1,092
Net loss available for common shareholders	$(3,626)	$(1,150)

Basic and diluted loss per share before cumulative effect of a change in accounting principle and preferred dividends	$(0.21)	$(0.01)

Basic and diluted loss per share for cumulative effect of a change in accounting principle	$0.05	$—

Basic and diluted net loss per share available for common shareholders	$(0.40)	$(0.13)

Shares used in per share calculations	9,002	9,002

The accompanying notes are an integral part of these statements.

GARDENBURGER, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Loss before preferred dividends	$(2,332)	$(58)
Adjustments to reconcile loss before preferred dividends to net cash flows used in operating activities:
Depreciation and amortization	835	516
Cumulative effect of a change in accounting for goodwill	411	—
Accrual of CapitalSource and Dresdner exit fees	341	—
Other non-cash (income) expense	1	(288)
(Increase) decrease in:
Accounts receivable, net	844	190
Inventories, net	(1,748)	(792)
Prepaid expenses	(241)	(3)
Increase (decrease) in:
Accounts payable	(282)	21
Payroll and related liabilities payable	(129)	(111)
Other current liabilities	509	449
Net cash used in operating activities	(1,791)	(76)

Cash flows from investing activities:
Payments for purchase of property and equipment	(512)	(674)
Net cash used in investing activities	(512)	(674)

Cash flows from financing activities:
Proceeds from (payments on) line of credit	786	(17)
Payments on long-term debt	(125)	—
Capitalized financing fees	—	(40)
Net cash provided by (used in) financing activities	661	(57)

Decrease in cash and cash equivalents	(1,642)	(807)

Cash and cash equivalents:
Beginning of period	2,760	3,065
End of period	$1,118	$2,258

The accompanying notes are an integral part of these statements.

GARDENBURGER, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The financial information included herein for the quarterly periods ended December 31, 2002 and 2001 and the financial information as of December 31, 2002 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The financial information as of September 30, 2002 is derived from Gardenburger, Inc.’s (the Company’s) 2002 Annual Report on Form 10-K.  The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Inventories

Inventories are valued at standard cost, which approximates the lower of cost (using the first-in, first-out (FIFO) method) or market, and include materials, labor and manufacturing overhead.  The components of inventory are as follows (in thousands):

	December 31, 2002	September 30, 2002
Raw materials	$1,307	$1,761
Packaging and supplies	301	290
Finished goods	9,233	7,042
	$10,841	$9,093

Note 3.  Supplemental Cash Flow Information and Non-Cash Activity

Supplemental disclosure of cash flow information and non-cash activity is as follows (in thousands):

	Quarter Ended December 31,
	2002	2001
Cash paid during the period for income taxes	$7	$5
Cash paid during the period for interest	247	41
Non-cash preferred dividends	1,294	1,092

Note 4.  Earnings Per Share

Basic earnings per share (“EPS”) and diluted EPS are the same for the periods ended December 31, 2002 and 2001 since the Company was in a loss position.

Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive are as follows (in thousands):

	Quarter Ended December 31,
	2002	2001
Stock options	4,495	4,077
Convertible notes	1,775	1,709
Convertible preferred stock	4,063	4,063
Total	10,333	9,849

Note 5.  Lease Renewal

In November 2002, the Company signed a five-year renewal for its Freeport Center manufacturing facility in Clearfield, Utah, which commenced January 1, 2003 and expires December 31, 2007.  The Company has one additional five-year renewal option on this facility.  Monthly rent under this lease renewal is $33,500 for the first thirty-six months and $36,600 thereafter.

Note 6.  Amendments to Debt Covenants

During the quarter ended December 31, 2002, the Company received verbal consent from its lenders, CapitalSource Finance LLC (“CapitalSource”) and Dresdner Kleinwort Benson Private Equity Partners L.P. (“Dresdner”) for the purchase of certain capital equipment, despite the fact that such purchases would cause Gardenburger to be out of compliance with its fixed charge coverage ratio covenant at December 31, 2002 under its CapitalSource loan agreement.  The loan agreement requires a fixed charge coverage ratio of no less than 1.25:1.00.  The Company’s fixed charge coverage ratio was 1.16:1.00 at December 31, 2002. Excluding the agreed upon capital purchases, the Company’s fixed charge coverage ratio was 1.25:1.00 at December 31, 2002. In January 2003, the Company received from CapitalSource a written waiver of compliance with respect to this covenant as of December 31, 2002.  In February 2003, the Company obtained signed agreements from CapitalSource and Dresdner excluding the equipment purchases for purposes of the financial covenants relating to capital expenditure limits and the fixed charge coverage ratio contained in the Company’s debt instruments.

Note 7.  Change in Accounting Policy — Adoption of SFAS No. 141 and SFAS No. 142

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this Statement in the first quarter of fiscal 2003.  Pursuant to SFAS No. 142, we evaluated our goodwill balance for impairment upon adoption of SFAS No. 142 utilizing the discounted cash flows method and determined that our entire goodwill balance of $411,000 was permanently impaired.  Accordingly, we wrote off our entire goodwill balance of $411,000 in the first quarter of fiscal 2003. Had we adopted SFAS No. 142 at the beginning of fiscal 2002, assuming no impairment charge, we would not have recorded amortization expense of $31,000, or $0.003 per share, for the quarter ended December 31, 2001.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales

Net sales decreased to $9.0 million for the quarter ended December 31, 2002 (herein referred to as the first quarter of fiscal 2003) from $10.8 million for the quarter ended December 31, 2001 (herein referred to as the first quarter of fiscal 2002).  This decrease is a result of lower food service unit sales, due in part to one of our major food service customer’s decision to reduce their inventory levels, and lower retail unit sales due to the timing of trade promotions and other marketing activities.

Gross Margin

Gross margin was $3.4 million, or 37.4 percent of net sales, for the first quarter of fiscal 2003 and $4.2 million, or 38.6 percent of net sales, for the first quarter of fiscal 2002.   The decrease in gross margin is due to lower sales and a lower gross margin percentage.  The lower gross margin percentage is due to:

•                  increased trade spending in 2003, including slotting expenses;

•                  an increase in non-burger sales, which have higher production costs than our veggie burgers, in the product sales mix;

•                  and increased depreciation, due primarily to the acquisition of the Clearfield manufacturing equipment in early January 2002.

These factors were offset in part by reduced lease expense due to the elimination of the Clearfield equipment operating leases.

Sales and Marketing Expense

Sales and marketing expenses increased to $3.2 million (35.6 percent of net sales) for the first quarter of fiscal 2003 from $3.0 million (27.9 percent of net sales) for the first quarter of fiscal 2002. The increase in sales and marketing expenditures is primarily due to an increase in direct marketing spending with customers, offset in part by a reduction in consumer marketing spending.

General and Administrative Expense

General and administrative expenses decreased to $984,000 (10.9 percent of net sales) for the first quarter of fiscal 2003 from $1.1 million (10.4 percent of net sales) for the first quarter of fiscal 2002 primarily due to cost reduction initiatives at our Portland, Oregon Support Center, which houses our executive and administrative staff.

Other General Expenses (Income)

Other general income in the first quarter of fiscal 2002 includes $303,000 related to the reversal of restructuring reserves, which were established in fiscal 1999 and, in the first quarter of fiscal 2002, were determined to no longer be required.

Income (Loss) from Operations

Loss from operations was $0.8 million in the first quarter of fiscal 2003 compared to income from operations of $335,000 in the first quarter of fiscal 2002, primarily as a result of the decreased revenue and gross margin percentage discussed above.  In addition, the fiscal 2002 period includes a gain on the reversal of previously expensed restructuring expenses.

Interest Expense

Interest expense was $1.1 million in the first quarter of fiscal 2003 compared to $409,000 in the first quarter of fiscal 2002 as a result of an increase in outstanding debt as a result of the purchase of manufacturing equipment in January 2002 utilizing an $8.0 million term loan, as well as an increase in the outstanding balance on our line of credit.

Income Taxes

A valuation allowance has been recorded for the full amount of deferred tax assets due to the uncertainty regarding the realization of the net deferred tax assets consisting primarily of net operating loss and credit carryforwards.  Accordingly, no benefit has been recorded related to our losses in the first quarter of fiscal 2002 or 2003.

Cumulative Effect of Change in Accounting for Goodwill

In accordance with the adoption provisions of SFAS No. 142, in the first quarter of fiscal 2003, we tested the carrying value of our goodwill utilizing a discounted cash flow analysis and determined that the remaining balance of $411,000 should be written off.

Net Loss Available for Common Shareholders

Net loss available for common shareholders increased to $3.6 million in the first quarter of fiscal 2003 compared to $1.2 million in the first quarter of fiscal 2002 due to the lower sales and gross margin percentage, the write-off of goodwill and increased interest expense in the first quarter of fiscal 2003.  In addition, the first quarter of fiscal 2002 includes $303,000 related to the reversal of restructuring reserves as discussed above.

Liquidity and Capital Resources

At December 31, 2002, working capital was $8.6 million, including $1.1 million of cash and cash equivalents.  In the first quarter of fiscal 2003, working capital decreased by $1.6 million compared to September 30, 2002 and the current ratio decreased to 2.2:1 from 2.6:1.

Cash and cash equivalents decreased $1.6 million from September 30, 2002, primarily due to $1.8 million used in operations, $512,000 used for the purchase of equipment and $125,000 used for payments on long-term debt, offset by $786,000 of net proceeds from our line of credit.

Accounts receivable decreased $844,000 to $2.3 million at December 31, 2002 from $3.1 million at September 30, 2002.  Days sales outstanding were approximately 24 days at December 31, 2002 compared to approximately 19 days at September 30, 2002.  The increase in days sales outstanding is primarily because a significant portion of our sales in the first quarter of fiscal 2003 occurred in the last month of the quarter.

Inventories increased $1.7 million to $10.8 million at December 31, 2002 from $9.1 million at September 30, 2002, primarily as a result of slower than anticipated food service sales. In addition, one of our major customers has decided to reduce their inventory levels to a three-week supply from a four to five-week supply.  Inventory turned 2.3 times on an annualized basis in the first quarter of fiscal 2003 compared to 3.5 times in the corresponding period of fiscal 2002.  In order to reduce our inventory levels, in January 2003, we instituted an inventory reduction plan, which consists of reduced production over the months of January through May 2003.  We believe that our inventory levels can be reduced sufficiently under this plan to avoid any obsolescence issues.

Other assets decreased $491,000 to $992,000 at December 31, 2002 from $1.5 million at September 30, 2002 primarily as a result of the write-off of $411,000 of goodwill during the first quarter of fiscal 2003.

Capital expenditures were $512,000 during the first quarter of fiscal 2003 primarily for manufacturing equipment relating to our new product lines.  In February 2003, our loan agreements were amended to exclude certain capital expenditures from our debt covenant calculations so that we may purchase additional equipment beneficial to our production process.  Capital expenditures are estimated to total approximately $1.7 million in fiscal 2003, including approximately $1.2 million for projects excluded from the debt covenant calculations.  Of the $1.2 million, approximately $0.4 million has been spent.

Our Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with CapitalSource Finance LLC (“CapitalSource”) provides for an $8.0 million term loan and a $7.0 million line of credit (together, “the Loans”).  The Loan Agreement permits the Company to request advances under the $7.0 million line of credit up to the sum of 85 percent of eligible receivables and 60 percent of eligible inventory.  At December 31, 2002, there was $5.1 million remaining available on the CapitalSource line of credit, which will be used as needed for working capital.  The balance outstanding of $7.8 million on the term loan includes $0.3 million of accrued exit fees at December 31, 2002.

We also have approximately $17.4 million of principal and $1.1 million of accrued exit fees due to Dresdner under an Amended and Restated Convertible Senior Subordinated Note (the “Convertible Note”), which is due March 31, 2005.  The Convertible Note bears interest at 10 percent per annum and bears a 20 percent premium on the principal plus accrued but unpaid interest at repayment or maturity. The Convertible Note is convertible into common stock at the election of the holder; the conversion price at December 31, 2002 was $9.78 per share.  Interest is payable in cash semi-annually to the extent of availability under the CapitalSource line of credit.

In accordance with excess cash flow provisions in the Loan Agreement and the Convertible Note, approximately $184,000 of principal and $550,000 of principal and exit premium, respectively, are due in fiscal 2003, rather than as previously scheduled, the sum of which is reflected on the balance sheet in the current portion of long-term debt balance.  Such amounts were paid in January 2003.  The $550,000 paid on the Convertible Note was allocated 80% to principal and 20% to exit premium.

Principal payments under our term loan, our Convertible Note and our operating leases are significant.  A schedule of payments remaining due at December 31, 2002 on all of these obligations, including exit fees of $750,000 for the term loan and approximately $3.5 million for the Convertible Note, in the next five fiscal years is as follows:

Year Ending September 30,	Term Loan	Convertible Note	Operating Leases	Total
2003	$1,225,167	$550,500	$562,838	$2,338,505
2004	1,833,336	—	579,294	2,412,630
2005	2,000,004	20,286,750	526,639	22,813,393
2006	2,000,004	—	533,082	2,533,086
2007	1,233,168	—	529,020	1,762,188
Thereafter	—	—	132,255	132,255
Total	$8,291,679	$20,837,250	$2,863,128	$31,992,057

We anticipate funding our 2003 commitments out of operating cash flows and line of credit borrowings.

Pursuant to the CapitalSource Loan Agreement and Convertible Note, we record quarterly interest expense of $75,000 and $269,000, respectively, related to exit fees.  These amounts are added to the long-term debt and convertible note balances, respectively.

During the quarter ended December 31, 2002, we received verbal consent from our lenders, CapitalSource and Dresdner for the purchase of certain capital equipment, despite the fact that such purchases would cause us to be out of compliance with our fixed charge coverage ratio covenant at December 31, 2002 under our CapitalSource loan agreement.  The loan agreement requires a fixed charge coverage ratio of no less than 1.25:1.00. Our fixed charge coverage ratio was 1.16:1.00 at December 31, 2002. Excluding the agreed upon capital purchases, our fixed charge coverage ratio was 1.25:1.00 at December 31, 2002. In January 2003, we received from CapitalSource a written waiver of compliance with respect to this covenant as of December 31, 2002.  In February 2003, we obtained signed agreements from CapitalSource and Dresdner excluding the equipment purchases for purposes of the financial covenants relating to capital expenditure limits and the fixed charge coverage ratio contained in our debt instruments.

We have 552,500 shares of Series C Convertible Preferred Stock and 97,500 shares of Series D Convertible Preferred Stock outstanding.  The Series C preferred shares are convertible at a price of $10 per share and the Series D preferred shares are convertible at $3.75 per share (subject to antidilution adjustments), in each case based on a base price of $50.00 per share, at any time at the discretion of the holder.  Both series of preferred stock are entitled to a 12 percent cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of the Company.  The terms of the Series C and Series D Stock provide for a 10 percent premium on any liquidation or redemption and for an earliest date on which holders may require redemption of their shares of March 31, 2006, at which point they may be redeemed at the election of the holders or, under certain conditions, at our discretion.  The 10 percent redemption premium, which totals $4.3 million, is being accreted over the redemption period.  At December 31, 2002, $1.0 million of the redemption premium has been accreted and is included in the preferred stock balance on the balance sheet.  The liquidation preference of the Series C and Series D Stock was $51.3 million at December 31, 2002.

Seasonality

The third and fourth quarters of our fiscal year typically have stronger sales due to the summer grilling season.  We typically build inventories during the first and second quarters of each fiscal year in anticipation of increased sales in the third and fourth fiscal quarters.

New Accounting Pronouncements

See Note 7. for a discussion of the adoption of SFAS No. 141 and SFAS No. 142.

SFAS No. 144

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business.”  SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001.  The adoption of SFAS No. 144 in the first quarter of fiscal 2003 did not have any effect on our financial position, cash flows or results of operations.

SFAS No. 146

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

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and the use of estimates as reported in our Form 10-K for the year ended September 30, 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Amounts outstanding under our loan agreement with CapitalSource bear interest at variable rates tied to the prime rate.  At December 31, 2002, we had $7.5 million outstanding at an interest rate of 10% and $1.9 million outstanding at an interest rate of 8%.  A hypothetical 10% increase in interest rates would increase interest expense by approximately $91,000 annually assuming the amounts outstanding remained constant.

We do not currently utilize, nor do we anticipate utilizing, derivative securities.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (Exchange Act), as of a date within ninety days before the filing date of this quarterly report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8–K

(a)          The exhibits filed as a part of this report are listed below and this list is intended to comprise the exhibit index:

Exhibit No.
10.1	Form of sale bonus agreement, dated January 1, 2003, entered into by Gardenburger, Inc. with Lorraine Crawford and four members of non-executive management.
10.2	Fourth Amendment to Lease—Lease Extension for Morrison Plaza Office Building, dated January 10, 2003.
10.3	Fourth Amendment, dated as of December 31, 2002, to the Note Purchase Agreement, dated as of March 27, 1998, by and among Dresdner, Kleinwort Benson Private Equity Partners L.P. and Gardenburger, Inc.
10.4	Second Amendment, dated December 31, 2002, to Revolving Credit and Term Loan Agreement, dated January 10, 2002, between CapitalSource Finance LLC and Gardenburger, Inc.
99.1	Certification of Scott C. Wallace Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Lorraine Crawford Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         The Company did not file any reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 12, 2003	GARDENBURGER, INC.

		By:	/s/SCOTT C. WALLACE
Scott C. Wallace
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/LORRAINE CRAWFORD
Lorraine Crawford
Vice President of Finance, Corporate Controller, Secretary and Treasurer
(Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Scott C. Wallace, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Gardenburger, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

/s/ Scott C. Wallace
Scott C. Wallace
Chairman, President and Chief Executive Officer
Gardenburger, Inc.

CERTIFICATION PURSUANT TO

SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Lorraine Crawford, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Gardenburger, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

/s/ Lorraine Crawford
Lorraine Crawford
Vice President of Finance, Corporate Controller,
Secretary and Treasurer
Gardenburger, Inc.