Form 10-Q
period 2003-03-31
GARDENBURGER INC
filed 2003-05-14
CIK 859735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
OR

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock without par value	9,002,101
(Class)	(Outstanding at May 13, 2003)

GARDENBURGER, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

GARDENBURGER, INC.

BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2003	September 30, 2002
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,258	$2,760
Accounts receivable, net of allowances of $200 and $200	3,300	3,127
Inventories, net	10,341	9,093
Prepaid expenses	2,292	1,566
Total Current Assets	17,191	16,546

Property, Plant and Equipment, net of accumulated depreciation of $9,730 and $8,311	12,633	13,033
Other Assets, net of accumulated amortization of $1,242 and $1,902	912	1,483
Total Assets	$30,736	$31,062

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Short-term note payable	$4,542	$1,116
Current portion of long-term debt	1,583	1,901
Accounts payable	1,861	2,340
Payroll and related liabilities payable	747	722
Other current liabilities	908	222
Total Current Liabilities	9,641	6,301

Long-Term Debt, less current maturities	5,850	6,540
Convertible Note Payable	18,134	17,596

Convertible Redeemable Preferred Stock, liquidation preference of $52,254 and $50,304	48,423	45,835

Shareholders' Equity (Deficit):
Preferred Stock, no par value, 5,000,000 shares authorized, 650,000 and 650,000 outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized; shares issued and outstanding: 9,002,101 and 9,002,101	11,189	11,189
Additional paid-in capital	12,500	12,500
Retained deficit	(75,001)	(68,899)
Total Shareholders' Deficit	(51,312)	(45,210)
Total Liabilities and Shareholders' Deficit	$30,736	$31,062

The accompanying notes are an integral part of these balance sheets.

GARDENBURGER, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002

Net sales	$12,408	$11,603	$21,397	$22,450
Cost of goods sold	8,041	6,970	13,666	13,634
Gross margin	4,367	4,633	7,731	8,816

Operating expenses:
Sales and marketing	3,440	3,338	6,638	6,361
General and administrative	996	1,049	1,980	2,172
Other general expenses (income)	3	(117)	4	(415)
	4,439	4,270	8,622	8,118
Operating income (loss)	(72)	363	(891)	698

Other income (expense):
Interest income	3	6	7	22
Interest expense	(1,113)	(1,105)	(2,219)	(1,514)
Debt restructuring costs	—	(730)	—	(730)
	(1,110)	(1,829)	(2,212)	(2,222)
Loss before cumulative effect of a change in accounting principle and preferred dividends	(1,182)	(1,466)	(3,103)	(1,524)
Cumulative effect of a change in accounting for goodwill	—	—	411	—
Loss before preferred dividends	(1,182)	(1,466)	(3,514)	(1,524)
Preferred dividends	1,294	1,322	2,588	2,414
Net loss available for common shareholders	$(2,476)	$(2,788)	$(6,102)	$(3,938)

Basic and diluted loss per share before cumulative effect of a change in accounting principle and preferred dividends	$(0.13)	$(0.16)	$(0.34)	$(0.17)

Basic and diluted loss per share for cumulative effect of a change in accounting principle	$—	$—	$(0.05)	$—

Basic and diluted net loss per share available for common shareholders	$(0.28)	$(0.31)	$(0.68)	$(0.44)

Shares used in per share calculations	9,002,101	9,002,101	9,002,101	9,002,101

The accompanying notes are an integral part of these statements.

GARDENBURGER, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Loss before preferred dividends	$(3,514)	$(1,524)
Adjustments to reconcile loss before preferred dividends to net cash flows used in operating activities:
Depreciation and amortization	1,629	1,565
Cumulative effect of a change in accounting for goodwill	411	—
Accrual of CapitalSource and Dresdner exit fees	681	320
Other non-cash expense	—	(208)
Loss on sale of property and equipment	4	17
(Increase) decrease in:
Accounts receivable, net	(173)	(275)
Inventories, net	(1,248)	(659)
Prepaid expenses	(726)	(152)
Increase (decrease) in:
Accounts payable	(479)	612
Payroll and related liabilities payable	25	70
Other current liabilities	686	(177)
Net cash used in operating activities	(2,704)	(411)

Cash flows from investing activities:
Payments for purchase of property and equipment	(1,073)	(9,457)
Net cash used in investing activities	(1,073)	(9,457)

Cash flows from financing activities:
Proceeds from line of credit, net	3,426	932
Proceeds from long-term debt	—	8,000
Payments on long-term debt	(1,151)	(83)
Financing fees	—	(643)
Net cash provided by financing activities	2,275	8,206

Decrease in cash and cash equivalents	(1,502)	(1,662)

Cash and cash equivalents:
Beginning of period	2,760	3,065
End of period	$1,258	$1,403

The accompanying notes are an integral part of these statements.

GARDENBURGER, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the quarterly and six month periods ended March 31, 2003 and 2002 and the financial information as of March 31, 2003 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of September 30, 2002 is derived from Gardenburger, Inc.’s (the Company’s) 2002 Annual Report on Form 10-K.  The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Inventories

Inventories are valued at standard cost, which approximates the lower of cost (using the first-in, first-out (FIFO) method) or market, and include materials, labor and manufacturing overhead.

(In thousands)	March 31, 2003	September 30, 2002
Raw materials	$1,377	$1,761
Packaging and supplies	337	290
Finished goods	8,627	7,042
	$10,341	$9,093

Note 3. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows (in thousands):

	Six months ended March 31,
	2003	2002
Cash paid during the period for income taxes	$7	$6
Cash paid during the period for interest	1,033	937
Non-cash preferred dividends	2,588	2,414

Note 4. Stock-Based Compensation

The Company accounts for stock options using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”   Pursuant to Statement of Financial Accounting Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure,” which the Company adopted in January 2003, it has computed, for pro forma disclosure purposes, the impact on net loss and net loss per share as if it had accounted for its stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net loss, as reported	$(2,476)	$(2,788)	$(6,102)	$(3,938)
Deduct – total stock-based employee compensation expense determined under the fair value based method for all awards	(112)	(248)	(225)	(496)
Net loss, pro forma	$(2,588)	$(3,036)	$(6,327)	$(4,434)
Basic and diluted net loss per share:
As reported	$(0.28)	$(0.31)	$(0.68)	$(0.44)
Pro forma	$(0.29)	$(0.34)	$(0.70)	$(0.49)

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Six Months Ended March 31,	2002
Risk-free interest rate	4.50%
Expected dividend yield	0.0%
Expected lives	6.0 years
Expected volatility	96.53%

There were no options granted during the three or six month periods ended March 31, 2003.

Note 5. Earnings Per Share

Basic earnings per share (“EPS”) and diluted EPS are the same for all periods presented since the Company was in a loss position in all periods.

Potentially dilutive securities that are not included in the diluted EPS calculation because they would be antidilutive are as follows (in thousands):

	March 31,
	2003	2002
Stock options	4,443	4,169
Stock warrants	1,116	1,116
Convertible Notes	1,730	1,721
Convertible preferred stock	4,062	4,062
Total	11,351	11,068

Note 6.  Lease Renewal

In November 2002, the Company signed a five-year renewal for its Freeport Center manufacturing facility in Clearfield, Utah, which commenced January 1, 2003 and expires December 31, 2007.  The Company has one additional five-year renewal option on this facility.  Monthly rent under this lease renewal is $33,500 for the first thirty-six months and $36,600 thereafter.

Note 7.  Amendments to Debt Agreements

During the quarter ended March 31, 2003, the Company’s debt agreements with its lenders, CapitalSource Finance LLC (“CapitalSource”) and Dresdner Kleinwort Benson Private Equity Partners L.P. (“Dresdner”), were amended to exclude certain equipment purchases during fiscal 2003 for purposes of the financial covenants relating to capital expenditure limits and the fixed charge coverage ratio contained in the debt instruments.   In addition, with Dresdner’s written consent, the Company’s debt agreement with CapitalSource was amended, effective March 31, 2003, to change the fixed charge coverage ratio for the quarterly period ended March 31, 2003 to 1.125:1.0 instead of 1.25 to 1.0.

In addition, the Company and Dresdner agreed in March 2003 to the deferral of approximately one-half of the interest payment due March 31, 2003 on the Convertible Note to no later than June 30, 2003.  Accordingly, the Company has included on its balance sheet as of March 31, 2003 in other current liabilities the unpaid interest of approximately $427,000.  The unpaid interest accrues interest at the rate of 10% per annum until paid.

Note 8.  Change in Accounting Policy – Adoption of SFAS No. 141 and SFAS No. 142

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this Statement in the first quarter of fiscal 2003.  Pursuant to SFAS No. 142, the Company evaluated its goodwill balance for impairment upon adoption of SFAS No. 142 utilizing the discounted cash flows method and determined that the entire goodwill balance of $411,000 was permanently impaired.  Accordingly, the Company wrote off its entire goodwill balance of $411,000 in the first quarter of fiscal 2003. Had the Company adopted SFAS No. 142 at the beginning of fiscal 2002, assuming no impairment charge, it would not have recorded amortization expense of $31,000, or $0.003 per share, and $62,000, or $0.007 per share, for the three and six month periods ended March 31, 2002.

Note 9.  Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales

Net sales increased to $12.4 million in the three months ended March 31, 2003 (the “second quarter of fiscal 2003”) from $11.6 million in the three months ended March 31, 2002 (the “second quarter of fiscal 2002”) and decreased to $21.4 million for the six months ended March 31, 2003 compared to $22.5 million for the six months ended March 31, 2002.  The increase in the second quarter of fiscal 2003 is due to new product introductions and higher unit sales, partially offset by increased trade discounts. Sales of our new Herb Crusted Cutlet™ and Crispy Nuggets™ products, which began selling during the fourth quarter of fiscal 2002, accounted for $400,000 of our sales during the second quarter of fiscal 2003.  We launched two additional products in the second quarter of fiscal 2003, our Barbecued Chicken and Meatless Meatloaf, with initial sales of $340,000 for the quarter.

The decrease in net sales in the six months ended March 31, 2003 compared to the comparable period of fiscal 2002 is a result of lower food service unit sales and lower retail unit sales in the first quarter of fiscal 2003 and increased trade spending in fiscal 2003 compared to fiscal 2002, including promotions, discounts and slotting expenses, which, pursuant to EITF No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” are netted against sales when incurred.  The lower food service unit sales were due in part to the decision by one of our major food service customers to reduce their inventory levels and the lower retail unit sales are due to the timing of trade promotions and other marketing activities.  This decrease was offset in part by the increases in the second quarter of fiscal 2003 as discussed above.

Gross Margin

Gross margin decreased to $4.4 million (35.2 percent of net sales) and $7.7 million (36.1 percent of net sales), respectively, for the three and six month periods ended March 31, 2003 compared to $4.6 million (40.0 percent of net sales) and $8.8 million (39.3 percent of net sales), respectively, for the comparable periods of fiscal 2002.  The decreases in gross margin are due primarily to lower sales in the six month period and lower gross margin percentages in both the three and six month periods ended March 31, 2003 compared to the same periods of fiscal 2002.  The lower gross margin percentages resulted from:

•                  an increase in non-burger sales in the product sales mix, which have higher production costs than our veggie burgers;

•                  new product production start-up costs; and

•                  increased depreciation, due primarily to the acquisition of the previously-leased Clearfield manufacturing equipment in early January 2002.

These factors were offset in part by reduced lease expense due to the termination of the Clearfield equipment operating leases.

Sales and Marketing Expense

Sales and marketing expense increased to $3.4 million (27.7 percent of net sales) and $6.6 million (31.0 percent of net sales), respectively, for the three and six month periods ended March 31, 2003, compared to $3.3 million (28.8 percent of net sales) and $6.4 million (28.3 percent of net sales), respectively, for the three and six month periods ended March 31, 2002.  The increases in sales and marketing expenditures are primarily due to increases in variable selling costs such as commissions and freight, direct marketing spending with customers and increased inventory storage costs due to higher inventory levels, offset in part by reductions in consumer marketing spending.

General and Administrative Expense

General and administrative expense was $996,000 (8.0 percent of net sales) and $2.0 million (9.3 percent of net sales), respectively, for the three and six month periods ended March 31, 2003 compared to $1.0 million (9.0 percent of net sales) and $2.2 million (9.7 percent of net sales), respectively , for the three and six month periods ended March 31, 2002.  The decrease in the six month period is primarily due to cost reduction initiatives at our Portland, Oregon Support Center, which houses our executive and administrative staff.

Other General Expenses (Income)

Other general income in the six months ended March 31, 2002 includes $303,000 related to the reversal of restructuring reserves, which were established in fiscal 1999 and, in the first quarter of fiscal 2002, were determined to no longer be required, as well as $117,000 related to the recognition of a deferred gain on our Clearfield operating lease upon its early termination in conjunction with our purchase of the related equipment.

Income (Loss) from Operations

Loss from operations was $72,000 and $891,000, respectively, for the three and six month periods ended March 31, 2003 compared to income from operations of $363,000 and $698,000, respectively, for the comparable periods of fiscal 2002.  The operating losses in fiscal 2003 are primarily a result of the decreased revenue in the six month period and lower gross margin percentages discussed above.  In addition, the fiscal 2002 period includes a gain on the reversal of previously expensed restructuring expenses and the recognition of a previously deferred gain as discussed above.

Interest Expense

Interest expense was $1.1 million and $2.2 million, respectively, for the three and six month periods ended March 31, 2003 compared to $1.1 million and $1.5 million for the comparable periods of fiscal 2002. The increase in the six month period ended March 31, 2003 compared to the comparable period of 2002 is due to an increase in outstanding debt as a result of the purchase of manufacturing equipment in January 2002 utilizing an $8.0 million term loan, as well as an increase in the outstanding balance on our line of credit.

Debt Restructuring Costs

Debt restructuring costs of $730,000 in the second quarter of fiscal 2002 include an early termination fee of $175,000 for our previous line of credit facility, the write-off of $279,000 of unamortized financing fees, $95,000 for the value of common stock warrants issued in connection with the restructuring of the Convertible Notes and preferred stock and $181,000 of legal fees.  All of these fees were related to the refinancing of our debt and the addition of an $8.0 million term loan related to the purchase of our Clearfield manufacturing equipment during that quarter.

Income Taxes

A valuation allowance has been recorded for the full amount of deferred tax assets due to the uncertainty regarding the realization of the net deferred tax assets consisting primarily of net operating loss and credit carryforwards.  Accordingly, no benefit has been recorded related to our losses in the three or six month periods ended March 31, 2003 or 2002.

Cumulative Effect of Change in Accounting for Goodwill

In accordance with the adoption provisions of SFAS No. 142, in the first quarter of fiscal 2003, we tested the carrying value of our goodwill utilizing a discounted cash flow analysis and determined that the remaining balance of $411,000 should be written off.

Preferred Dividends

Preferred dividends were $1.3 million and $2.6 million for the three and six month periods ended March 31, 2003 compared to $1.3 million and $2.4 million for the comparable periods of fiscal 2002.  Due to the addition of a 10 percent exit premium in conjunction with the changes made to the outstanding preferred stock during the second quarter of fiscal 2002, the quarterly dividend charge increased from $1.1 million to $1.3 million.

Net Loss Available for Common Shareholders

Net loss available for common shareholders was $2.5 million and $6.1 million, respectively, for the three and six month periods ended March 31, 2003 compared to $2.8 million and $3.9 million, respectively, for the comparable periods of fiscal 2002.  The increases in net loss in the 2003 periods are due to the lower sales during the six month period, lower gross margin percentages, the write-off of goodwill and increased interest expense in the first and second quarters of fiscal 2003.  In addition, the 2002 periods include $117,000 related to the recognition of a previously deferred gain and $303,000 related to the reversal of restructuring reserves as discussed above.  An offsetting factor was $730,000 of debt restructuring costs incurred in the second quarter of fiscal 2002.

Liquidity and Capital Resources

At March 31, 2003, working capital was $7.6 million, including $1.3 million of cash and cash equivalents.  In the first six months of fiscal 2003, working capital decreased by $2.7 million compared to September 30, 2002 and the current ratio decreased to 1.8:1 from 2.6:1.

Cash and cash equivalents decreased $1.5 million from September 30, 2002, primarily due to $2.7 million used in operations, $1.1 million used for the purchase of equipment and $1.2 million used for payments on long-term debt, offset by $3.4 million of net proceeds from our line of credit.

Accounts receivable increased $173,000 to $3.3 million at March 31, 2003 from $3.1 million at September 30, 2002.  Days sales outstanding were approximately 24 days at March 31, 2003 compared to approximately 19 days at September 30, 2002.  The increase in days sales outstanding is primarily due to strong sales at the end of the second quarter of fiscal 2003.

Inventories increased $1.2 million to $10.3 million at March 31, 2003 from $9.1 million at September 30, 2002 in preparation of the seasonally stronger summer grilling months.  Inventory turned 3.0 times on an annualized basis in the second quarter of fiscal 2003 compared to 3.5 times in the corresponding period of fiscal 2002.  In order to reduce our inventory levels, in January 2003, we instituted an inventory reduction plan, which consists of reduced production over the months of January through May.  We believe that our inventory levels can be reduced sufficiently under this plan to avoid any obsolescence issues.  Under this plan, inventories were reduced by $500,000 from December 31, 2002 to March 31, 2003.

Prepaid expenses increased $726,000 to $2.3 million at March 31, 2003 from $1.6 million at September 30, 2002 due primarily to a $669,000 increase in prepaid slotting.

Accounts payable decreased $479,000 to $1.9 million at March 31, 2003 from $2.3 million at September 30, 2002 primarily due to the timing of inventory raw material purchases.

Other current liabilities increased $686,000 to $908,000 at March 31, 2003 from $222,000 at September 30, 2002 due primarily to the accrual of approximately $427,000 of interest expense due to Dresdner at March 31, 2003.  Pursuant to an agreement to defer payment reached in March 2003, the accrued interest expense is now due on or before June 30, 2003.  See Note 7.

Other assets decreased $571,000 to $912,000 at March 31, 2003 from $1.5 million at September 30, 2002 primarily as a result of the write-off of $411,000 of goodwill during the first quarter of fiscal 2003 and continued amortization of the existing intangible balance.

Capital expenditures were $1.1 million during the first six months of fiscal 2003 primarily for manufacturing equipment relating to our new product lines.  In February 2003, our loan agreements were amended to exclude certain capital expenditures from our debt covenant calculations so that we may purchase additional equipment beneficial to our production process.  Capital expenditures are estimated to total approximately $1.7 million in fiscal 2003, including approximately $1.2 million for projects excluded from the debt covenant calculations.  Of the $1.2 million, approximately $0.9 million had been spent through March 31, 2003.

Our Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with CapitalSource Finance LLC (“CapitalSource”) provides for an $8.0 million term loan and a $7.0 million line of credit (together, “the Loans”).  The Loan Agreement permits us to request advances under the $7.0 million line of credit up to the sum of 85 percent of eligible receivables and 60 percent of eligible inventory.  At March 31, 2003, there was $2.5 million remaining available on the CapitalSource line of credit, which will be used as needed for working capital.  The balance outstanding of $7.4 million on the term loan includes $0.4 million of accrued exit fees at March 31, 2003.

We also have approximately $16.9 million of principal and $1.2 million of accrued exit fees due to Dresdner under an Amended and Restated Convertible Senior Subordinated Note (the “Convertible Note”), which is due March 31, 2005.  The Convertible Note bears interest at 10 percent per annum and bears a 20 percent premium on the principal plus accrued but unpaid interest at repayment or maturity. The Convertible Note is convertible into common stock at the election of the holder; the conversion price at March 31, 2003 was $9.78 per share.  Interest is payable in cash semi-annually to the extent of availability under the CapitalSource line of credit.

In accordance with excess cash flow provisions in the Loan Agreement and the Convertible Note, approximately $184,000 of principal and $550,000 of principal and exit premium, respectively, are due in fiscal 2003, rather than as previously scheduled, the sum of which is reflected on the September 30, 2002 balance sheet in the current portion of long-term debt balance.  Such amounts were paid in January 2003.  The $550,000 paid on the Convertible Note was allocated 80% to principal and 20% to exit premium.

Principal payments under our term loan, our Convertible Note and our operating leases are significant.  A schedule of payments remaining due at March 31, 2003 on all of these obligations, including exit fees of $750,000 for the term loan and approximately $3.5 million for the Convertible Note, in the next five fiscal years is as follows:

Year Ending September 30,	Term Loan	Convertible Note	Operating Leases	Total
2003	$750,000	$—	$375,225	$1,125,225
2004	1,833,336	—	579,294	2,412,630
2005	5,233,176	20,286,750	526,639	26,046,565
2006	—	—	533,082	533,082
2007	—	—	529,020	529,020
Thereafter	—	—	132,255	132,255
Total	$7,816,512	$20,286,750	$2,675,515	$30,778,777

We anticipate funding our 2003 commitments out of operating cash flows and line of credit borrowings.

Pursuant to the CapitalSource Loan Agreement and Convertible Note, we record quarterly interest expense of $75,000 and $269,000, respectively, related to exit fees.  These amounts are added to the long-term debt and convertible note balances, respectively.

During the quarter ended March 31, 2003, our debt agreements with our lenders, CapitalSource and Dresdner, were amended to exclude certain equipment purchases during fiscal 2003 for purposes of the financial covenants relating to capital expenditure limits and the fixed charge coverage ratio contained in the debt instruments.  In addition, the fixed charge coverage ratio in the CapitalSource Loan Agreement was amended for the quarterly period ended March 31, 2003 to be 1.125:1.0 instead of 1.25:1.0.  At March 31, 2003, we were in compliance with all of our debt covenants.

We have 552,500 shares of Series C Convertible Preferred Stock and 97,500 shares of Series D Convertible Preferred Stock outstanding.  The Series C preferred shares are convertible into common stock at a price of $10 per share and the Series D preferred shares are convertible at $3.75 per share (subject to antidilution adjustments), in each case based on a base price of $50.00 per share, at any time at the discretion of the holder.  Both series of preferred stock are entitled to a 12 percent cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of the Company.  The terms of the Series C and Series D Stock provide for a 10 percent premium on any liquidation or redemption and for an earliest date on which holders may require redemption of their shares of March 31, 2006, at which point they may be redeemed at the election of the holders or, under certain conditions, at our discretion.  The 10 percent redemption premium, which totals $4.3 million, is being accreted over the redemption period.  At March 31, 2003, $1.3 million of the redemption premium has been accreted and is included in the preferred stock balance on the balance sheet.  The liquidation preference of the Series C and Series D Stock was $52.3 million at March 31, 2003.

Seasonality

The third and fourth quarters of our fiscal year typically have stronger sales due to the summer grilling season.  We typically build inventories during the first and second quarters of each fiscal year in anticipation of increased sales in the third and fourth fiscal quarters.

New Accounting Pronouncements

See Note 4 for a discussion of the adoption of SFAS No. 148.  See Note 8 for a discussion of the adoption of SFAS No. 141 and SFAS No. 142.

SFAS No. 144

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business.”  SFAS No. 144 became effective for fiscal years beginning after December 15, 2001.  The adoption of SFAS No. 144 in the first quarter of fiscal 2003 did not have any effect on our financial position, cash flows or results of operations.

SFAS No. 146

In July 2002, the FASB approved SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets.  Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel.  SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value.  Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense.  SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  We do not anticipate that the adoption of SFAS No. 146 will have a material effect on our financial position or results of operations.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and the use of estimates as reported in our Form 10-K for the fiscal year ended September 30, 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Amounts outstanding under our Loan Agreement with CapitalSource bear interest at variable rates tied to the prime rate.  At March 31, 2003, we had $7.4 million outstanding at an interest rate of 10% and $4.5 million outstanding at an interest rate of 8%.  A hypothetical 10% increase in interest rates would increase interest expense by approximately $111,000 annually assuming the amounts outstanding remained constant.

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

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their previous evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on March 5, 2003, at which time the following action was taken:

1.               The five nominees for election by the holders of common stock and preferred stock and the two director nominees for election by the holders of the Series C preferred stock as directors were elected.  The voting results follow:

Director Name	Votes For	Votes Withheld
Alexander P. Coleman	11,064,854	56,872
Ronald C. Kesselman	11,059,054	62,672
Richard L. Mazer	11,065,454	56,272
Scott C. Wallace	11,056,835	64,891
Paul F. Wenner	11,053,605	68,121
Kyle A. Anderson (Series C shares only; 5 votes per share)	2,061,250	—
Timothy P. Burke (Series C shares only; 5 votes per share)	2,061,250	—

Item 6.  Exhibits and Reports on Form 8-K

(a)          The exhibits filed as a part of this report are listed below and this list is intended to comprise the exhibit index:

Exhibit No.
10.1	Form of sale bonus agreement entered into by Gardenburger, Inc. with Lorraine Crawford and five members of non-executive management. (1)
10.2	Fourth Amendment to Lease–Lease Extension for Morrison Plaza Office Building, dated January 10, 2003. (1)
10.3

Fourth Amendment, dated as of December 31, 2002, to the Note Purchase Agreement, dated as of March 27, 1998, by and among Dresdner Kleinwort Benson Private Equity Partners L.P. and Gardenburger, Inc. (1)

10.4	Second Amendment, dated December 31, 2002, to Revolving Credit and Term Loan Agreement, dated January 10, 2002, between CapitalSource Finance LLC and Gardenburger, Inc. (1)
10.5

Letter agreement, dated as of March 27, 2003, by and between Dresdner Kleinwort Benson Private Equity Partners L.P. and Gardenburger, Inc. regarding the deferral of interest payment due March 31, 2003.

10.6	Third Amendment, dated March 31, 2003, to Revolving Credit and Term Loan Agreement, dated January 10, 2002, between CapitalSource Finance LLC and Gardenburger, Inc.
10.7	Consent of Dresdner Kleinwort Benson Private Equity Partners L.P., dated March 31, 2003, to Third Amendment to Revolving Credit and Term Loan Agreement.
10.8	Change in Control Agreement dated April 30, 2003 between Gardenburger, Inc. and Scott C. Wallace.
10.9	Supplement, dated April 30, 2003, to Employment Agreement, dated January 15, 2001, between Gardenburger, Inc. and Scott C. Wallace.
10.10	Form of Award Agreement under the Gardenburger, Inc. 2001 Stock Incentive Plan.
99.1	Certification of Scott C. Wallace Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Lorraine Crawford Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 13, 2003.

(b)          Reports on Form 8-K:

We did not file any reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003	GARDENBURGER, INC.

	By:	/s/ SCOTT C. WALLACE
Scott C. Wallace
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ LORRAINE CRAWFORD
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

3.               Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 14, 2003

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

3.               Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 14, 2003

/s/ Lorraine Crawford
Lorraine Crawford
Vice President of Finance, Corporate Controller, Secretary and Treasurer
Gardenburger, Inc.