Form 10-Q
period 2003-06-30
GARDENBURGER INC
filed 2003-08-14
CIK 859735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock without par value	9,002,101
(Class)	(Outstanding at August 11, 2003)

GARDENBURGER, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GARDENBURGER, INC.

BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2003	September 30, 2002
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,490	$2,760
Accounts receivable, net of allowances of $200 and $200	3,766	3,127
Inventories, net	11,027	9,093
Prepaid expenses	2,071	1,566
Total Current Assets	18,354	16,546

Property, Plant and Equipment, net of accumulated depreciation of $10,449 and $8,311	12,300	13,033
Other Assets, net of accumulated amortization of $1,320 and $1,902	834	1,483
Total Assets	$31,488	$31,062

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Line of credit	$3,502	$1,116
Current portion of long-term debt	1,708	1,901
Accounts payable	3,127	2,340
Payroll and related liabilities payable	502	722
Other current liabilities	1,279	222
Total Current Liabilities	10,118	6,301

Long-Term Debt, less current maturities	5,417	6,540
Convertible Note Payable	18,403	17,596

Convertible Redeemable Preferred Stock, liquidation preference of $53,229 and $50,304	49,718	45,835

Shareholders’ Equity (Deficit):
Preferred Stock, no par value, 5,000,000 shares authorized, 650,000 and 650,000 outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized; shares issued and outstanding: 9,002,101 and 9,002,101	11,189	11,189
Additional paid-in capital	12,500	12,500
Retained deficit	(75,857)	(68,899)
Total Shareholders’ Deficit	(52,168)	(45,210)
Total Liabilities and Shareholders’ Deficit	$31,488	$31,062

The accompanying notes are an integral part of these balance sheets.

GARDENBURGER, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002

Net sales	$15,040	$17,083	$36,437	$39,533
Cost of goods sold	8,489	9,469	22,155	23,103
Gross margin	6,551	7,614	14,282	16,430

Operating expenses:
Sales and marketing	3,816	4,020	10,454	10,381
General and administrative	1,171	963	3,151	3,135
Legal settlement	—	(108)	—	(108)
Other general expenses (income)	1	(9)	5	(424)
	4,988	4,866	13,610	12,984
Operating income	1,563	2,748	672	3,446

Other income (expense):
Interest income	2	5	9	27
Interest expense	(1,126)	(1,184)	(3,345)	(2,698)
Debt restructuring costs	—	—	—	(730)
	(1,124)	(1,179)	(3,336)	(3,401)
Income (loss) before cumulative effect of a change in accounting principle and preferred dividends	439	1,569	(2,664)	45
Cumulative effect of a change in accounting for goodwill	—	—	411	—
Income (loss) before preferred dividends	439	1,569	(3,075)	45
Preferred dividends	1,295	1,348	3,883	3,762

Net income (loss) available for common shareholders	$(856)	$221	$(6,958)	$(3,717)

Basic income (loss) per share before cumulative effect of a change in accounting principle and preferred dividends	$0.05	$0.17	$(0.30)	$0.00

Diluted income (loss) per share before cumulative effect of a change in accounting principle and preferred dividends	$0.05	$0.14	$(0.30)	$0.00

Basic and diluted loss per share for cumulative effect of a change in accounting principle	$—	$—	$(0.05)	$—

Basic and diluted net income (loss) per share available for common shareholders	$(0.10)	$0.02	$(0.77)	$(0.41)

Shares used in basic per share calculations	9,002,101	9,002,101	9,002,101	9,002,101

Shares used in diluted per share calculations	9,002,101	11,080,742	9,002,101	9,002,101

The accompanying notes are an integral part of these statements.

GARDENBURGER, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Income (loss) before preferred dividends	$(3,075)	$45
Adjustments to reconcile net income (loss) before preferred dividends to net cash flows provided by (used in) operating activities:
Depreciation and amortization	2,448	2,459
Cumulative effect of a change in accounting for goodwill	411	—
Accrual of CapitalSource and Dresdner exit fees	1,017	—
Other non-cash expense, net	—	455
Loss on sale of property and equipment	5	7
(Increase) decrease in:
Accounts receivable, net	(639)	(1,189)
Inventories, net	(1,934)	(868)
Prepaid expenses	(505)	(435)
Increase (decrease) in:
Accounts payable	787	398
Payroll and related liabilities payable	(220)	(135)
Other current liabilities	1,057	(2)
Net cash provided by (used in) operating activities	(648)	735

Cash flows from investing activities:
Payments for purchase of property and equipment	(1,482)	(9,858)
Proceeds from sale of property and equipment	—	208
Net cash used in investing activities	(1,482)	(9,650)

Cash flows from financing activities:
Proceeds from line of credit, net	2,386	432
Proceeds from long-term debt	—	8,000
Payments on long-term debt	(1,526)	(208)
Capitalized financing fees	—	(643)
Net cash provided by financing activities	860	7,581

Decrease in cash and cash equivalents	(1,270)	(1,334)

Cash and cash equivalents:
Beginning of period	2,760	3,065
End of period	$1,490	$1,731

The accompanying notes are an integral part of these statements.

GARDENBURGER, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The financial information included herein for the quarterly and nine month periods ended June 30, 2003 and 2002 and the financial information as of June 30, 2003 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The financial information as of September 30, 2002 is derived from Gardenburger, Inc.’s 2002 Annual Report on Form 10-K.  The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Gardenburger, Inc.’s 2002 Annual Report on Form 10-K.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Inventories

Inventories are valued at standard cost, which approximates the lower of cost (using the first-in, first-out (FIFO) method) or market, and include materials, labor and manufacturing overhead.  Inventories consisted of the following (in thousands):

	June 30, 2003	September 30, 2002
Raw materials	$1,842	$1,761
Packaging and supplies	412	290
Finished goods	8,773	7,042
	$11,027	$9,093

Note 3.  Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows (in thousands):

	Nine months ended June 30,
	2003	2002
Cash paid during the period for income taxes	$7	$7
Cash paid during the period for interest	1,758	1,226
Non-cash preferred dividends	3,883	3,762

Note 4.  Stock-Based Compensation

We account for stock options using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Pursuant to Statement of Financial Accounting Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure,” which we adopted in January 2003, we have computed, for pro forma disclosure purposes, the impact on net loss and net loss per share as if we had accounted for our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(856)	$221	$(6,958)	$(3,717)
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(113)	(248)	(338)	(744)
Net loss, pro forma	$(969)	$(27)	$(7,296)	$(4,461)
Basic and diluted net loss per share:
As reported	$(0.10)	$0.02	$(0.77)	$(0.41)
Pro forma	$(0.11)	$(0.00)	$(0.81)	$(0.50)

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Nine Months Ended June 30,	2002
Risk-free interest rate	4.50%
Expected dividend yield	0.0%
Expected lives	6.0	years
Expected volatility	96.53%

There were no options granted during the three or nine month periods ended June 30, 2003.

Note 5.  Earnings Per Share

Basic earnings per share (“EPS”) and diluted EPS are the same for the three months ended June 30, 2003 and the nine month periods ended June 30, 2003 and 2002, because we were in a loss position in those periods. Following is a reconciliation of basic EPS and diluted EPS for the three month period ended June 30, 2002 (in thousands, except per share amounts):

Three Months Ended June 30, 2002

	Income	Shares	Per Share Amount
Basic EPS
Net income available to common shareholders	$221	9,002	$0.02
Diluted EPS
Effect of dilutive stock options and warrants	—	2,079
Net income available to common shareholders	$221	11,081	$0.02

Potentially dilutive securities that are not included in the diluted EPS calculation because they would be antidilutive are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Stock options	4,228	1,650	4,228	3,037
Stock warrants	1,116	—	1,116	1,116
Convertible Notes	1,730	1,772	1,730	1,772
Convertible Preferred Stock	4,062	4,062	4,062	4,062
	11,136	7,484	11,136	9,987

Note 6.  Lease Renewal

In November 2002, we signed a five-year renewal for our Freeport Center manufacturing facility in Clearfield, Utah, which commenced January 1, 2003 and expires December 31, 2007.  We have one additional five-year renewal option on this facility.  Monthly rent under this lease renewal is $33,500 for the first thirty-six months and $36,600 thereafter.

Note 7.  Amendments to Debt Agreements

During the quarter ended March 31, 2003, our debt agreements with our lenders, CapitalSource Finance LLC (“CapitalSource”) and Dresdner Kleinwort Benson Private Equity Partners L.P. (“Dresdner”), were amended to exclude certain equipment purchases during fiscal 2003 for purposes of the financial covenants relating to capital expenditure limits and the fixed charge coverage ratio contained in the debt instruments.  In addition, with Dresdner’s written consent, our debt agreement with CapitalSource was amended, effective March 31, 2003, to change the fixed charge coverage ratio for the quarterly period ended March 31, 2003 to 1.125:1.0 instead of 1.25 to 1.0.

In addition, Dresdner agreed in March 2003 to the deferral of $427,000 of interest, or approximately one-half of our interest payment due March 31, 2003, on the Convertible Note to no later than June 30, 2003.  The $427,000 was paid during the third quarter of fiscal 2003.

Note 8.  Debt Covenant Non-Compliance

At June 30, 2003, we were out of compliance with the fixed charge coverage ratio covenant in both our CapitalSource and Dresdner debt agreements.  In addition, we were also out of compliance with the minimum adjusted EBITDA covenant in our CapitalSource debt agreement.  The fixed charge coverage ratio stipulated in the debt agreements is 1.25:1.00 and the minimum adjusted rolling twelve-month EBITDA in the CapitalSource agreement is $6.0 million.  At June 30, 2003, our fixed charge coverage ratio was 1.00:1.00 and our adjusted rolling twelve-month EBITDA for the twelve months ended June 30, 2003 was $5.8 million.  In August 2003, we received waivers of compliance from both CapitalSource and Dresdner for the non-compliance with the covenants as of June 30, 2003.  We are currently negotiating with our creditors regarding amendments to our debt covenants.  We believe that it is probable that such negotiations will be successful, and that, based on management’s current projections, we will be able to comply with our debt covenants over the next twelve-month period.

Note 9.  Change in Accounting Policy – Adoption of SFAS No. 141 and SFAS No. 142

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this Statement in the first quarter of fiscal 2003.  Pursuant to SFAS No. 142, we evaluated our goodwill balance for impairment upon adoption of SFAS No. 142 utilizing the discounted cash flows method and determined that the entire goodwill balance of $411,000 was permanently impaired.  Accordingly, we wrote off our entire goodwill balance of $411,000 in the first quarter of fiscal 2003. Had we adopted SFAS No. 142 at the beginning of fiscal 2002, assuming no impairment charge, we would not have recorded amortization expense of $31,000, or $0.003 per share, and $93,000, or $0.01 per share, for the three and nine month periods ended June 30, 2002.

Note 10.  Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales

Net sales decreased to $15.0 million in the three months ended June 30, 2003 (the “third quarter of fiscal 2003”) from $17.1 million in the three months ended June 30, 2002 (the “third quarter of fiscal 2002”) and decreased to $36.4 million for the nine months ended June 30, 2003 compared to $39.5 million for the nine months ended June 30, 2002.  The decrease in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002 was due to lower unit sales of veggie burger products and increased trade spending, offset in part by increased unit sales of new products. Sales of our new Herb Crusted Cutlet™ and Crispy Nuggets™ products, which began selling during the fourth quarter of fiscal 2002, accounted for $923,000 and $1.8 million, respectively, of our sales during the three and nine month periods ended June 30, 2003.  We launched two additional products in the second quarter of fiscal 2003, our Barbecued Chicken and Meatless Meatloaf, which had sales of $850,000 and $1.2 million, respectively, in the three and nine month periods ended June 30, 2003.

Net sales in the nine months ended June 30, 2003 compared to the comparable period of fiscal 2002 were also negatively affected by lower food service unit sales and lower retail unit sales in the first quarter of fiscal 2003 and increased trade spending in fiscal 2003 compared to fiscal 2002, including promotions, discounts and slotting expenses, which, pursuant to EITF No. 01-9 “Accounting for

Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” are netted against sales when incurred.  The lower food service unit sales were due in part to the decision by one of our major food service customers to reduce their inventory levels and the lower retail unit sales are due to the timing of trade promotions and other marketing activities.

Gross Margin

Gross margin was $6.6 million and $14.3 million, respectively (43.6 percent and 39.2 percent of net sales, respectively), for the three and nine month periods ended June 30, 2003, compared to $7.6 million and $16.4 million, respectively (44.6 percent and 41.6 percent of net sales, respectively), for the comparable periods of fiscal 2002.  The decreases in gross margin are due primarily to lower unit sales and lower gross margin percentages in the three and nine month periods ended June 30, 2003 compared to the same periods of fiscal 2002.

The lower gross margin percentages resulted from:

•                  an increase in non-burger sales in the product sales mix, which have higher production costs than our veggie burgers;

•                  increased trade spending in 2003, including slotting expenses;

•                  new product production start-up costs; and

•                  increased depreciation in the nine month period, due primarily to the acquisition of the previously-leased Clearfield manufacturing equipment in early January 2002.

These factors were offset in part by reduced lease expense in the nine month period due to the termination of the Clearfield equipment operating leases.

Sales and Marketing Expense

Sales and marketing expense was $3.8 million and $10.5 million, respectively (25.4 percent and 28.7 percent of net sales, respectively), for the three and nine month periods ended June 30, 2003, compared to $4.0 million and $10.4 million, respectively (23.5 percent and 26.3 percent of net sales, respectively), for the three and nine month periods ended June 30, 2002.  Increases in sales and marketing expenditures due to increases in direct marketing spending with customers and increased inventory storage costs due to higher inventory levels were offset by reductions in consumer marketing spending.

General and Administrative Expense

General and administrative expense (“g&a”) was $1.2 million and $3.2 million, respectively (7.8 percent and 8.6 percent of net sales, respectively), for the three and nine month periods ended June 30, 2003, compared to $1.0 million and $3.1 million, respectively (5.6 percent and 7.9 percent of net sales, respectively), for the three and nine month periods ended June 30, 2002.  The increase in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002 is due primarily to costs incurred in development of a long-term business strategy.

Other General Expenses (Income)

Other general income in the nine months ended June 30, 2002 includes $303,000 related to the reversal of restructuring reserves, which were established in fiscal 1999 and, in the first quarter of fiscal 2002, were determined to no longer be required, as well as $117,000 related to the recognition of a deferred gain on our Clearfield operating lease upon its early termination in conjunction with our purchase of the related equipment.

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

Income from Operations

Income from operations was $1.6 million and $0.7 million, respectively, for the three and nine month periods ended June 30, 2003 compared to $2.7 million and $3.4 million, respectively, for the comparable periods of fiscal 2002.  The lower income from operations in the fiscal 2003 periods compared to the fiscal 2002 periods is due to lower revenue, lower gross margin percentages and increased operating expenses as discussed above.  The fiscal 2002 nine-month period includes a gain on the reversal of previously expensed restructuring expenses, the recognition of a previously deferred gain and a legal settlement.

Interest Expense

Interest expense was $1.1 million and $3.3 million, respectively, for the three and nine month periods ended June 30, 2003, compared to $1.2 million and $2.7 million for the comparable periods of fiscal 2002.  The increase in the nine month period ended June 30, 2003 compared to the comparable period of fiscal 2002 is due to an increase in outstanding debt as a result of the purchase of manufacturing equipment in January 2002 utilizing an $8.0 million term loan, as well as an increase in the outstanding balance on our line of credit.

Debt Restructuring Costs

Debt restructuring costs of $730,000 in the nine-month period ended June 30, 2002 include an early termination fee of $175,000 for our previous line of credit facility, the write-off of $279,000 of unamortized financing fees, $95,000 for the value of common stock warrants issued in connection with the restructuring of the Convertible Notes and preferred stock and $181,000 of legal fees.  All of these fees were related to the refinancing of our debt and the addition of an $8.0 million term loan related to the purchase of our Clearfield manufacturing equipment.

Income Taxes

A valuation allowance has been recorded for the full amount of deferred tax assets due to the uncertainty regarding the realization of the net deferred tax assets consisting primarily of net operating loss and credit carryforwards.  Accordingly, no benefit has been recorded related to our losses in the three or nine month periods ended June 30, 2003 or 2002.

Cumulative Effect of Change in Accounting for Goodwill

In accordance with the adoption provisions of SFAS No. 142, in the first quarter of fiscal 2003, we tested the carrying value of our goodwill utilizing a discounted cash flow analysis and determined that the remaining balance of $411,000 should be written off.

Preferred Dividends

Preferred dividends were $1.3 million and $3.9 million for the three and nine month periods ended June 30, 2003 compared to $1.3 million and $3.8 million for the comparable periods of fiscal 2002.  Due to the addition of a 10 percent exit premium in conjunction with the changes made to the outstanding preferred stock during the second quarter of fiscal 2002, the quarterly dividend charge increased from $1.1 million to $1.3 million.

Net Income (Loss) Available for Common Shareholders

Net income (loss) available for common shareholders was $(856,000) and $(7.0) million, respectively, for the three and nine month periods ended June 30, 2003 compared to $221,000 and $(3.7) million, respectively, for the comparable periods of fiscal 2002. The increases in net loss in the 2003 periods are due to the lower sales, lower gross margin percentages, the write-off of goodwill and increased interest expense compared to the 2002 periods.  In addition, the 2002 nine month period includes $117,000 related to the recognition of a previously deferred gain, $303,000 related to the reversal of restructuring reserves and $108,000 related to a legal settlement as discussed above.  An offsetting factor was $730,000 of debt restructuring costs incurred in the second quarter of fiscal 2002.

Liquidity and Capital Resources

At June 30, 2003, working capital was $8.2 million, including $1.5 million of cash and cash equivalents.  In the first nine months of fiscal 2003, working capital decreased by $2.0 million compared to September 30, 2002 and the current ratio decreased to 1.8:1 from 2.6:1.

Cash and cash equivalents decreased $1.3 million from September 30, 2002, primarily due to $0.6 million used in operations, $1.5 million used for the purchase of equipment and $1.5 million used for payments on long-term debt, offset by $2.4 million of net proceeds from our line of credit.

Accounts receivable increased $639,000 to $3.8 million at June 30, 2003 from $3.1 million at September 30, 2002.  Days sales outstanding were approximately 22 days at June 30, 2003 compared to approximately 19 days at September 30, 2002.  The increase in accounts receivable and days sales outstanding is primarily due to strong sales at the end of the third quarter of fiscal 2003.

Inventories increased $1.9 million to $11.0 million at June 30, 2003 from $9.1 million at September 30, 2002 in preparation for the seasonally stronger summer grilling months.  Inventory turned 3.2 times on an annualized basis in the third quarter of fiscal 2003 compared to 4.7 times in the corresponding period of fiscal 2002.  The increase in inventory is partially due to several orders that we expected to ship in June 2003, but did not ship until the beginning of July 2003.  At July 31, 2003, our inventory balance was $10.0 million.  We have decreased our production levels by approximately 25 percent in the fourth quarter of 2003 in order to reduce our inventories further.  We believe that our inventory levels can be reduced sufficiently under this plan to avoid any obsolescence issues.

Prepaid expenses increased $505,000 to $2.1 million at June 30, 2003 from $1.6 million at September 30, 2002 due primarily to a $588,000 increase in prepaid slotting, which is being amortized over a 12 month period.

Accounts payable increased $787,000 to $3.1 million at June 30, 2003 from $2.3 million at September 30, 2002 primarily due to the timing of inventory raw material and other purchases.

Other current liabilities increased $1.1 million to $1.3 million at June 30, 2003 from $222,000 at September 30, 2002 due primarily to an increase in accrued coupon liabilities of $471,000 and a $423,000 increase in accrued interest.  Of the coupon liability, $213,000 is due to Costco for a coupon promotion in late June 2003.  The accrued interest relates to interest due to Dresdner that is payable every September 30 and March 31.

Other assets decreased $649,000 to $834,000 at June 30, 2003 from $1.5 million at September 30, 2002 as a result of the write-off of $411,000 of goodwill during the first quarter of fiscal 2003 and continued amortization of the existing intangible balance.

Capital expenditures were $1.5 million during the first nine months of fiscal 2003 primarily for manufacturing equipment relating to our new product lines.  In February 2003, our loan agreements were amended to exclude certain capital expenditures from our debt covenant calculations to enable us to purchase additional equipment beneficial to our production process.  Capital expenditures are estimated to total approximately $1.7 million in fiscal 2003, including approximately $1.2 million for projects excluded from the debt covenant calculations.  Of the $1.2 million, approximately $1.1 million had been spent through June 30, 2003.

Our Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with CapitalSource Finance LLC (“CapitalSource”) provides for an $8.0 million term loan and a $7.0 million line of credit (together, “the Loans”).  The Loan Agreement permits us to request advances under the $7.0 million line of credit up to the sum of 85 percent of eligible receivables and 60 percent of eligible inventory.  At June 30, 2003, there was $3.5 million remaining available on the CapitalSource line of credit, which will be used as needed for working capital.  The balance outstanding of $7.1 million on the term loan includes $0.4 million of accrued exit fees at June 30, 2003.

We also have approximately $16.9 million of principal and $1.5 million of accrued exit fees due to Dresdner under an Amended and Restated Convertible Senior Subordinated Note (the “Convertible Note”), which is due March 31, 2005.  The Convertible Note bears interest at 10 percent per annum and bears a 20 percent premium on the principal plus accrued but unpaid interest at repayment or maturity. The Convertible Note is convertible into common stock at the election of the holder; the conversion price at June 30, 2003 was $9.78 per share.  Interest is payable in cash semi-annually to the extent of availability under the CapitalSource line of credit.  Unpaid interest accrues additional interest at the rate of 10 percent per annum.

In accordance with excess cash flow provisions in the Loan Agreement and the Convertible Note, approximately $184,000 of principal and $550,000 of principal and exit premium, respectively, were due in fiscal 2003, rather than as previously scheduled, the sum of which is reflected on the September 30, 2002 balance sheet in the current portion of long-term debt balance.  Such amounts were paid in January 2003.  The $550,000 paid on the Convertible Note was allocated 80% to principal and 20% to exit premium.

Principal payments under our term loan, our Convertible Note and our operating leases are significant.  A schedule of payments remaining due at June 30, 2003 on all of these obligations, including exit fees of $750,000 for the term loan and approximately $3.4 million for the Convertible Note, in the next five fiscal years is as follows:

Year Ending September 30,	Term Loan	Convertible Note	Operating Leases	Total
2003	$375,000	$—	$187,613	$562,613
2004	1,833,336	—	579,294	2,412,630
2005	5,233,176	20,286,750	526,639	26,046,565
2006	—	—	533,082	533,082
2007	—	—	529,020	529,020
Thereafter	—	—	132,255	132,255
Total	$7,441,512	$20,286,750	$2,487,903	$30,216,165

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

At June 30, 2003, we were out of compliance with the fixed charge coverage ratio covenant in both our CapitalSource and Dresdner debt agreements.  In addition, we were also out of compliance with the minimum adjusted EBITDA covenant in our CapitalSource debt agreement.  The fixed charge coverage ratio stipulated in the debt agreements is 1.25:1.00 and the minimum adjusted rolling twelve-month EBITDA in the CapitalSource agreement is $6.0 million.  At June 30, 2003, our fixed charge coverage ratio was 1.00:1.00 and our adjusted rolling twelve-month EBITDA for the twelve months ended June 30, 2003 was $5.8 million.  In August 2003, we received waivers of compliance from both CapitalSource and Dresdner for the non-compliance with the covenants as of June 30,

2003.  We are currently negotiating with our creditors regarding amendments to our debt covenants.  We believe that it is probable that such negotiations will be successful, and that, based on management’s current projections, we will be able to comply with our debt covenants over the next twelve-month period.

We have 552,500 shares of Series C Convertible Preferred Stock and 97,500 shares of Series D Convertible Preferred Stock outstanding.  The Series C preferred shares are convertible into common stock at a price of $10 per share and the Series D preferred shares are convertible at $3.75 per share (subject to antidilution adjustments), in each case based on a base price of $50.00 per share, at any time at the discretion of the holder.  Both series of preferred stock are entitled to a 12 percent cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of the Company.  The terms of the Series C and Series D Stock provide for a 10 percent premium on any liquidation or redemption and for an earliest date on which holders may require redemption of their shares of March 31, 2006, at which point they may be redeemed at the election of the holders or, under certain conditions, at our discretion.  The 10 percent redemption premium, which totals $4.3 million, is being accreted over the redemption period.  At June 30, 2003, $1.5 million of the redemption premium has been accreted and is included in the preferred stock balance on the balance sheet.  The liquidation preference of the Series C and Series D Stock was $53.2 million at June 30, 2003.

Seasonality

The third and fourth quarters of our fiscal year typically have stronger sales due to the summer grilling season.  We typically build inventories during the first and second quarters of each fiscal year in anticipation of increased sales in the third and fourth fiscal quarters.

New Accounting Pronouncements

See Note 4 for a discussion of the adoption of SFAS No. 148.  See Note 9 for a discussion of the adoption of SFAS No. 141 and SFAS No. 142.

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

SFAS No. 150

In May 2003, the FASB approved SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how to classify and measure financial instruments with characteristics of both liabilities and equity.  It requires financial instruments that fall within its scope to be classified as liabilities.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, for pre-existing financial instruments, as of July 1, 2003.  We have reviewed the provisions of SFAS No. 150 and have determined that we do not have any financial instruments that fall under its guidance.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and the use of estimates as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002 as filed with the Securities and Exchange Commission on December 19, 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Amounts outstanding under our Loan Agreement with CapitalSource bear interest at variable rates tied to the prime rate.  At June 30, 2003, we had $6.7 million outstanding at an interest rate of 10% and $3.5 million outstanding at an interest rate of 8%.  A hypothetical 10% increase in the prime rate would not have any effect on the interest rates currently being charged on these notes.

We do not currently utilize, nor do we anticipate utilizing, derivative securities.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and Vice President of Finance, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our President and Chief Executive Officer and Vice President of Finance have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President of Finance, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits:

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
10.5

Letter agreement, dated as of March 27, 2003, by and between Dresdner Kleinwort Benson Private Equity Partners L.P. and Gardenburger, Inc. regarding the deferral of interest payment due March 31, 2003. (2)

10.6	Third Amendment, dated March 31, 2003, to Revolving Credit and Term Loan Agreement, dated January 10, 2002, between CapitalSource Finance LLC and Gardenburger, Inc. (2)
10.7	Consent of Dresdner Kleinwort Benson Private Equity Partners L.P., dated March 31, 2003, to Third Amendment to Revolving Credit and Term Loan Agreement. (2)
10.8	Change in Control Agreement dated April 30, 2003 between Gardenburger, Inc. and Scott C. Wallace. (2)
10.9	Supplement, dated April 30, 2003, to Employment Agreement, dated January 15, 2001, between Gardenburger, Inc. and Scott C. Wallace. (2)
10.10	Form of Award Agreement under the Gardenburger, Inc. 2001 Stock Incentive Plan. (2)
31.1	Certification of Scott C. Wallace Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Lorraine Crawford Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Scott C. Wallace Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Lorraine Crawford Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 as filed with the Securities and Exchange Commission on February 13, 2003.

(2) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on May 14, 2003.

(b)          Reports on Form 8-K:

The following report on Form 8-K was filed during the quarter ended June 30, 2003:

•                  Form 8-K furnishing pursuant to Item 12. Results of Operations and Financial Condition, dated and filed May 2, 2003, financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003	GARDENBURGER, INC.

	By:	/s/ SCOTT C. WALLACE
Scott C. Wallace
Director, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ LORRAINE CRAWFORD
Lorraine Crawford
Vice President of Finance, Corporate Controller, Secretary and Treasurer
(Principal Accounting Officer)