Form 10-K
period 2003-09-30
GARDENBURGER INC
filed 2003-12-29
CIK 859735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0- 20330

GARDENBURGER, INC.

(Exact name of registrant as specified in its charter)

OREGON	93-0886359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15615 Alton Parkway, Suite 350, Irvine, California 92618
(Address of principal executive offices)

Registrant’s telephone number, including area code: (949) 255-2000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:         Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $1,755,695 computed by reference to the last sales price as reported by the NASD’s OTC Bulletin Board ($0.31) as of the last business day of the Registrant’s most recently completed second fiscal quarter, March 31, 2003.

The number of shares outstanding of the Registrant’s Common Stock as of December 22, 2003 was 9,002,101 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement for its 2004 Annual Meeting of Shareholders.

GARDENBURGER, INC.
2003 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I

Item 1.  Business

Where You Can Find More Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (“Exchange Act”). You can inspect and copy our reports, proxy statements, and other information filed with the SEC at the offices of the SEC’s Public Reference Room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet site at http://www.sec.gov/ where you can obtain most of our SEC filings. We also make available, free of charge on our website at www.gardenburger.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC.  The information found on our website is not part of this Form 10-K. You can also obtain copies of these reports by contacting Investor Relations at (949) 255-2000.

General

Gardenburger, Inc. was organized in 1985 as an Oregon corporation under the name Wholesome & Hearty Foods, Inc. and completed its initial public offering in 1992.  In October 1997 we changed our name to Gardenburger, Inc; and, as our product line expanded to include meat alternative offerings beyond veggie burgers, began doing business in 2002 as Gardenburger Authentic Foods Company.  Our common stock trades on the over-the-counter market and is quoted on the NASD’s OTC Bulletin Board.

Overview

We believe we are one of the leading producers and marketers of meat alternative products and branded veggie burgers. The Gardenburger® product line is a national brand in the retail grocery, food service, club store and natural foods channels of distribution and features core burger offerings such as the Original Gardenburger® veggie burger, analog soy burgers such as Gardenburger Flame Grilled, and innovative non-burger items such as Gardenburger RibletsTM meat analog rib with sauce and Meatless Meatloaf meat analog in brown gravy.

Several factors beyond healthy eating have contributed to the growth of meat substitutes.  Consumer reaction to bad publicity related to meat recalls and the heightened publicity surrounding meat farming practices and their effect on human health and the environment has fueled the growth of imitation meat sales in the United States and Canada.  According to AC Nielsen data, annual grocery sales of imitation meat in the United States grew at an annual growth rate of 6% between 2002 and 2003.  Gardenburger was a pioneer in the meatless burger segment of the category and, in tandem with recent consumer trends favoring low-carbohydrate foods, has expanded its product offerings to include center-of-the-plate, soy-based meatless options such as a chicken fillet, pork ribs and meatballs.  In fiscal 2002, we launched three new products, our Herb Crusted Cutlet™, Crispy Nuggets™ and Breakfast Sausage, and in fiscal 2003, we launched five new products, our BBQ Chik’n, Meatless Meatloaf, Meatless Sweet & Sour Pork, Buffalo Chik’n Wings, and Country Fried Chik’n with Creamy Pepper Gravy.

While we believe Gardenburger enjoys solid brand awareness, our industry is highly competitive and includes both large food companies and smaller independent manufacturers.  In the first quarter of fiscal 2004, we began shipping reformulated grain burgers and using redesigned packaging consistent with our efforts to position our products as supporting a 100% natural and healthy lifestyle.  Fat gram, protein gram and net carbohydrate gram information will be added to the front of the packaging to help consumers better understand the nutritional value of our products.

We intend to continue as an innovative force in the meat alternative category with the objective of being a leading provider of meatless meal alternatives in the four primary distribution channels in which we distribute our products: retail grocery stores; food service, including restaurants, universities and other commercial outlets; club stores; and natural foods outlets. We currently distribute our products through more than 24,000 retail outlets, 30,000 food service outlets, 325 club store locations and 3,500 natural foods stores.

Within the retail grocery channel, our largest channel of distribution, we have approximately 154,000 retail grocery placements of our products, representing an all commodity volume (“ACV”)(1) penetration of approximately 77% as of September 30, 2003, with an average of 5 product variations available in each retail outlet.  Each product is commonly referred to as a stock keeping unit (“SKU”).

Business Strategy

In recent years, we have seen increased competition in the meat alternative category, including the veggie burger segment, and have seen our market penetration of meat alternative burgers decline due to heavy spending by competitors and changes in consumers’ eating habits.  Our business strategy consists of the following key elements:

Focus on Achieving Profitability.  We are focused on achieving near-term profitability.  In furtherance of this goal, fixed overhead is closely monitored and, in November 2003, our Portland, Oregon administrative office was closed with four positions eliminated, certain positions relocated to our Utah manufacturing facility and the remainder relocated to a new, smaller office in Irvine, California. Trade and marketing spending is focused on new product support and incentives to customers and end consumers as we believe this approach has the quickest and most direct impact on sales. There is no assurance that we will be able to successfully achieve near-term profitability or maintain our market share in the veggie burger segment, particularly given the current highly competitive retail market.

Introduce New Products Beyond Veggie Burgers.  In fiscal 2003, as in fiscal 2002, we continued to move beyond the veggie burger segment of the meat alternative category.  Consumers are adding new items to their menu with increasing frequency and the meat alternative category growth is primarily in the non-burger segment.  According to AC Nielsen data, grocery unit sales in the veggie burger segment decreased approximately 6% in fiscal 2003; however, unit sales in the non-burger meat alternative segment increased approximately 6%.  To take advantage of this trend, we launched Riblets, a meatless barbequed rib alternative, and Meatless Meatballs in the fourth quarter of fiscal 2001; and we launched Breakfast Sausage, a meatless sausage patty alternative, Herb Crusted Cutlet, a breaded cutlet alternative, and Crispy Pizza Nuggets, a spicy veggie nugget, in fiscal 2002.  We followed those efforts with the launch of five products in fiscal 2003, including BBQ Chik’n, Meatless Meatloaf with brown gravy, Meatless Sweet & Sour Pork, Buffalo Chik’n Wings and Country Fried Chik’n with creamy pepper gravy.  We believe that new product introductions in other segments of the meat alternative category will support our efforts to maintain a strong position in all channels and reinforce our brand equity.

Increase Key Channel Penetration.  We believe that we are one of the leading producers and marketers of meatless products in the retail grocery, food service, club store and natural foods distribution channels.  Our goal is to manage a strong brand position in these channels with profitability in all channels.  We recognize that increased competition in the grocery channel may result in a loss of grocery market share.  We are pursuing profitable growth in the food service channel where we have a strong market position across key business segments.  We were selected as a vendor of choice in the Sysco Corporation launch of its Moonrose Vegetarian line, a private label brand of premium products targeted at the emergent food service natural foods segment.   In addition, we believe that other distribution channels, such as fast food chains, K-12 schools and colleges and universities, present growth opportunities, and we continue to actively pursue these opportunities through sales calls to potential customers and research into product types that best suit the particular markets.

(1)  ACV calculates the percentage of U.S. stores that carry at least one Gardenburger product.

Products

Gardenburger is committed to offering great tasting, better for you, convenient meatless food choices to consumers.  All of our products are frozen and include: grain-based and soy-based veggie burgers, which are offered in seven varieties, and include specialized burger products in certain channels, including Gardenburger Sub® for food service and GardenVegan® for natural food stores.  We also offer a variety of meat analog products including Chik’n Grill, Meatless Riblets, Meatless Meatloaf, and Herb Crusted Cutlet, all of which imitate the taste and texture of meat, chicken or pork products.

The recipes for our products are proprietary, although they contain commonly known ingredients.  Veggie-grain based burgers contain fresh mushrooms, brown rice or other whole grains, onions, rolled oats, cheeses, bulgur wheat, natural seasonings and spices.  Soy-based products are seasoned to taste like chicken, pork or beef.  All of our meat alternative products are considerably lower in fat and calories than respective meat products of comparable weight, are good sources of protein and are 100% natural.

Our products are as follows:

Retail Grocery Veggie Grain Products

Product	Description	Characterizing Ingredients	Fat		Calories
The Original Gardenburger® sold in boxes of 4/2.5 oz. servings	Veggie-grain style burger	Mushrooms, kashi blend, soy, onions, rolled oats and low-fat cheese	3	g	90

Gardenburger Black Bean™ sold in boxes of 4/2.5 oz. servings	Spicy burger	Black beans, soy, Anaheim chilies, red and yellow bell peppers, cilantro	2	g	80

Gardenburger Veggie Medley® sold in boxes of 4/2.5 oz. servings	Veggie-grain style burger	Soy, mushrooms, kashi blend, broccoli, carrots, red and yellow bell peppers	2	g	90

Gardenburger Savory Portabella™ sold in boxes of 4/2.5 oz. servings	Gourmet burger	Portabella mushrooms, wild rice, soy, blue cheese, kashi blend	2.5	g	100

Gardenburger Sun-Dried Tomato Basil™ sold in boxes of 4/2.5 oz. servings	Gourmet burger	Roasted garlic, sun-dried tomatoes, soy, mushrooms, kashi blend, mozzarella cheese, basil	3	g	100

Gardenburger GardenVegan® sold in boxes of 4/2.5 oz. servings	Veggie-grain style burger	Bulger wheat, brown rice, mushrooms, onions	1	g	100

Gardenburger Pizza Nuggets™ sold in 8 oz. packages of approximately 18 nuggets	Pizza-Spiced Veggie Nugget	Mozzarella cheese, brown rice, tomato paste	9	g	180

Retail Grocery Meat-Like Products

Product	Description	Characterizing Ingredients	Fat		Calories
Gardenburger Homestyle Classic™ sold in boxes of 4/2.5 oz. servings	Hamburger analog	Soy	5	g	110

Gardenburger Flame Grilled® Hamburger Style sold in boxes of 4/2.5 oz. servings	Flame grilled hamburger analog	Soy	4	g	120

Gardenburger Flame Grilled Chik’n™ sold in boxes of 4/2.5 oz. servings	Flame grilled analog chicken	Soy, wheat gluten	2.5	g	100

Gardenburger BBQ Chik’n™ sold in 10 oz. packages	Analog chicken with sauce	Soy, wheat gluten, barbecue sauce	8	g	250

Gardenburger Buffalo Chik’n Wings™ sold in 10 oz. packages	Analog chicken wings in hot sauce	Soy, wheat gluten, pepper sauce	12	g	180

Gardenburger Country Fried Chik’n with Creamy Pepper Gravy™	Analog chicken cutlet	Breading, soy, wheat gluten, cream gravy	9	g	190

Gardenburger Meatless Riblets™ sold in boxes of 2/5 oz. servings	Analog pork rib with sauce	Soy, wheat gluten, barbecue sauce	5	g	210

Gardenburger Sweet & Sour Pork™ sold in 10 oz. packages	Analog pork pieces in sweet & sour sauce	Soy, wheat gluten, sweet & sour sauce, green peppers, onion, pineapple	2	g	170

Gardenburger Herb Crusted Cutlet™ sold in boxes of 4/2.5 oz. servings	Analog pork or veal cutlet	Breading, soy, wheat gluten	9	g	170

Gardenburger Breakfast Sausage™ sold in boxes of 6/1.5 oz. patties	Analog breakfast sausage	Soy	3.5	g	50

Gardenburger Meatless Meatballs™ sold in 10 oz. packages	Analog meatball	Soy, bread crumbs	4.5	g	110

Gardenburger Meatless Meatloaf™ sold in 10 oz. packages	Analog meatloaf	Soy, brown gravy	3.5	g	130

Club Channel Products

Product	Description	Characterizing Ingredients	Fat		Calories
Original Gardenburger sold in packages of 17/3.5 oz. servings	Veggie-grain style burger	Kashi blend, soy, mushrooms, cheese	4	g	130

Gardenburger Herb Crusted Cutlet sold in packages of 12/3.0 oz. servings	Analog pork or veal cutlet	Breading, soy, wheat gluten	11	g	210

Gardenburger Meatless Riblets sold in packages of 8/5.0 oz. servings	Analog pork rib with sauce	Soy, wheat gluten, barbecue sauce	5	g	210

Food Service Products

Product	Description	Characterizing Ingredients
48/3.4 oz. Original Gardenburger	Veggie-grain style burger	Mushrooms, brown rice, onions, rolled oats and low-fat cheese

60/2.5 oz. Original Gardenburger	Veggie-grain style burger	Mushrooms, brown rice, onions, rolled oats and low-fat cheese

48/2.75 oz. Gardenburger Sub™	Veggie-grain style burger	Mushrooms, brown rice, onions, rolled oats, red bell pepper and feta cheese

48/3.4 oz. Gardenburger Veggie Vegan®	Veggie-grain style burger	Bulger wheat, brown rice, rolled oats, broccoli, carrots, red and yellow bell peppers

48/3.4 oz. Gardenburger Santa Fe®	Spicy, Mexican flavor burger	Red and black beans, Anaheim chilies, red and yellow bell peppers, cilantro

48/3.4 oz. Flame Grilled Soy™	Flame grilled hamburger analog burger	Soy

36/5 oz. Garden Steak™	Veggie-grain style burger	Mushrooms, brown rice, onions, rolled oats and low-fat cheese

48/3.4 oz. Gardenburger Fire Roasted Vegetable®	Gourmet burger	Roasted garlic, sun-dried tomatoes

106/1.5 oz. GardenSausage®	Sausage patty analog	Soy

4/2.5# Meatless Crumbles™	Ground hamburger analog	Soy

53/3.0 oz. Chik’n Grill™	Flame grilled analog chicken	Soy, wheat gluten

1/10# (220 Nuggets) Chik’n Nuggets™	Breaded nuggets of analog chicken	Breading, soy, wheat gluten

48/3.4 oz. Diner Deluxe Burger™	Fried hamburger analog burger	Soy protein

48/3.4 oz. Gardenburger Black Bean	Soy-grain veggie hybrid burger	Soy, black beans, brown rice

48/2.75 oz. Flame Grilled Sub Patty™	Flame grilled hamburger analog burger	Soy

Distribution

We primarily distribute our products into four channels: retail grocery, food service, club stores and natural foods stores.

Retail Grocery. Gardenburger veggie burgers can now be found in more than 24,000 grocery stores with over 154,000 placements.  Our ACV penetration in the U.S. retail grocery channel was approximately 77% as of September 30, 2003, with an average of 5 SKUs.  Our products are currently carried in the majority of the major U.S. retail grocery chains.

Food Service. We distribute our products to more than 30,000 food service outlets throughout the U.S. and Canada, including restaurant chains such as Applebee’s, Fuddruckers, Marie Callenders, Red Robin, Subway and T.G.I. Friday’s.  In many of these restaurants, the Gardenburger brand name appears on the menu.  Additional points of food service distribution include academic institutions, hotels and other outlets, including amusement parks and sports stadiums.  In the United States, there are approximately 800,000 outlets in the food service channel.  We rely primarily on distributors such as Sysco for distribution to this channel.

Club Stores. Our products are distributed to club stores with over 325 locations, including Costco.  Currently, these stores carry the Original Gardenburger and the Gardenburger Herb Crusted Cutlet.  Costco has decided to remove the Kirkland Signature co-branding from our original packaging, effective in early 2004.  Accordingly, the Costco club stores will cease to require system-wide distribution of our Original Gardenburger product, which may have a significant adverse impact on our club store sales for the remainder of fiscal 2004 and beyond.  Gardenburger Meatless Riblets have been accepted for test in both Sam’s Club and Costco in early 2004.

Natural Foods. Our products are distributed to more than 3,500 natural food stores, including Whole Foods and Wild Oats.  We utilize food brokers that specialize in natural foods stores.

Our ability to expand distribution in each of the described channels will depend in part on consumer preferences, and to a certain extent on continuation of the current trends of health awareness.  There is always a risk that further development of low fat red or white meat products or technological advances that limit food-borne disease risks may lead to a change in consumer preferences and reduce demand for meat replacement products.  Demand for our products may be adversely affected by external factors, including dietary concerns about carbohydrates and ingredient preferences, which may occur rapidly and without warning. Because of our current dependence on meatless burgers and meat analogs, any changes in consumer preferences or increase in competition in the meat alternative market segment would adversely affect our business to a greater degree than if we had multiple product lines.

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

We have no non-cancelable long-term contracts with our food brokers or distributors and occasionally change brokers or distributors in an effort to increase coverage in a geographic region.  We could experience a substantial temporary or permanent decline in net sales if one or more of our major food brokers or distributors were to discontinue handling our products, go out of business, or decide to emphasize distributing products of our competitors.

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

The following table lists selected retailers, distributors and food service outlets that offer our products for sale to consumers:

Retail

Grocery

A&P

AWG

Albertsons

Burris Foods Wholesale

C&S Wholesale

Cub Stores

Demoulas

Dillon’s Stores

Dominick’s

Fleming Wholesale

Fred Meyer

Giant Eagle

Giant Food

Hannaford

Jewel

King/Cullen

King Supers

Kroger

Marsh

Meijers

Publix Super Markets

QFC

Rainbow Foods

Raley’s

Ralph’s

Randall’s

Safeway

Shaw’s

Smith’s

Shoprite

Stop and Shop

Supervalu Wholesale

Thriftway

Tops

Von’s

Wakefern

Wal-Mart

Wegmans

White Rose Wholesale

Winn-Dixie

Natural Foods

Wild Oats

Whole Foods

Club Stores

Costco

Sam’s Club

Food Service

Distributors

Food Services of America

Dot Foods

Sysco

Gordon Food Service

Reinhart Food Service

U. S. Food Service

Restaurants

Applebee’s

Arctic Circle

A&W

Burgerville

Friendly’s

Dairy Queen

Damon’s

Flamers

Foster Freeze

Fuddruckers

IHOP

Lyons

Marie Callenders

Red Robin

Subway

T.G.I. Friday’s

Hotels

Marriott

Sheraton

Universities

Colorado University

DePaul

Harvard

Indiana University

Johns Hopkins University

MIT

Princeton

Purdue

Stanford

University of California, Berkeley

UCLA

University of Chicago

USC

Sports/Entertainment

Dodger Stadium

Yankee Stadium

Rose Garden Arena

Six Flags

Universal Studios

Contract Management Companies

ARAMARK

Avendra

Foodbuy

Gukenheimer

Sodexho

Our sales by region are as follows:

	% of Gross Sales
Region	FY 2003	FY 2002	FY 2001
Northeast	24%	31%	27%
Southwest	12	5	6
Midwest	18	16	16
Northwest	26	36	34
Southeast	16	8	13
Canada	4	4	4
	100%	100%	100%

To date, we have focused our sales efforts primarily in North America, and international sales have not been material.

Sales and Marketing

Sales.  Our sales objective is to manage a strong market position with our veggie burgers and other meat alternative products in the retail grocery, food service, club store and natural foods store channels and to continue our expansion beyond veggie burgers in the meat alternative category.  Our use of regional food brokers as our representatives allows us to maintain contact with the nation’s major retail grocery chains and food service outlets without a large internal sales force.  Brokers are paid sales commissions on all products sold.

Our regional sales force is located strategically in our primary geographic sales regions and in proximity to our brokers and is divided into a food service division, a retail division and a club division.  The regional sales directors have substantial sales and industry experience. These regional sales directors coordinate the efforts of the food brokers and distributors.

Marketing.  Our marketing efforts take advantage of key seasonal periods for burgers.  Factors such as the aging population, obesity concerns and consumer interest in healthy living continue to stimulate positive consumer acceptance.  We utilize free standing inserts and in-pack coupons, website communication and in-store advertising to market our products.

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

In fiscal 2003, 2002 and 2001, we spent approximately $235,000, $222,000 and $188,000, respectively, on research and development activities, which are included in sales and marketing expense.

Manufacturing

Our 120,000 square-foot Clearfield facility handles multiple manufacturing lines for our products.  We believe the Clearfield facility will be able to support our growth plans for the foreseeable future.

The manufacturing process involves cleaning, chopping and mixing the ingredients; then forming, baking and quick-freezing the products and finally packaging them.  The manufacturing process at our Clearfield facility is highly automated, mixing and baking products in assembly-line fashion with minimal human interaction.  The Clearfield facility also utilizes newly-developed, proprietary ovens that quickly cook the products.  Products are shipped, fully cooked, frozen and packaged, via temperature controlled trucks to distributors throughout North America.

We consider food safety a high priority and have prepared, in conjunction with government agencies, a Hazard Analysis and Critical Control Point (“HACCP”) system and other programs directed at ensuring the safety of our products.  HACCP is a comprehensive system that food companies use to monitor specific steps in food production to identify safety issues.  Using this type of system, we can focus on the areas in which greatest risks exist and implement preventive measures.

A significant disruption in our Clearfield facility’s production capacity as a result of, for instance, fire, severe weather, regulatory actions, work stoppages or other factors, could disable our capacity to manufacture our products.  If our meat alternative products become less available, consumers may switch to another brand of products and grocery stores may reduce shelf space allocated to our products.  Any significant disruption in manufacturing would likely have a material adverse effect on our results of operations and financial condition.

Seasonality

The third and fourth quarters of our fiscal year typically have stronger sales due to the summer grilling season.  We typically build inventories during the first and second quarters of each fiscal year in anticipation of increased sales in the third and fourth fiscal quarters.

Competition

The market for veggie burgers and other meat alternative products is highly competitive. Our products compete primarily on the basis of brand preference, taste, innovation, quality of natural ingredients, ease of preparation, availability, price and consumer awareness. We believe that our products compare favorably to those offered by our competitors in all of these areas.  We price our products competitively to our primary competitors. The calorie and fat content of Gardenburger® products is generally equivalent to that of competitors’ products. According to AC Nielsen, sales of our veggie burger products represented 19.7% and 22.3% of the total veggie burger sales during fiscal 2003 and fiscal 2002, respectively.

We believe that our principal competitors are The Kellogg Company, which distributes its products under the “Morningstar Farms” and “Harvest Burger” brand names to the food service and retail grocery channels; and Philip Morris/Kraft Food Products, which distributes soy-based meat analog products primarily in the food service, retail grocery, club and natural food channels under the “Boca Burger” label.   These companies have substantially greater financial and marketing resources than us.  In addition, other major national food products companies could decide to produce meat alternative products at any time in the future.

Our products also compete indirectly with low fat meat products, such as ConAgra’s Healthy Choice 96% Extra Lean Ground Beef burger, and chicken or turkey based low fat products distributed by several large companies such as Tyson Foods, and with frozen, mass-produced low calorie/low fat entrees, including national brands such as Healthy Choice, Lean Cuisine and Weight Watchers.  Large companies with substantially greater financial resources, name recognition and marketing resources than us produce these products.

Significant Customers

Costco Wholesale, Sysco Foods and Dot Foods, Inc., accounted for approximately 13%, 12% and 9%, respectively, of our fiscal 2003 gross revenue before trade discounts.  At September 30, 2003, Costco Wholesale, Sysco Foods and Dot Foods, Inc. accounted for approximately 18%, 5% and 11% of the outstanding accounts receivable balance, respectively.  Costco has decided to remove the Kirkland Signature co-branding from our product packaging effective in early 2004, which may result in a significant decline in revenues attributable to Costco because our products will no longer be required to be distributed throughout the Costco system.

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

Employees

As of November 15, 2003, following the move of our corporate headquarters to Irvine, California, we had approximately 188 full-time equivalent employees, with approximately 153 of them employed at our Clearfield facility.  None of our employees are subject to a collective bargaining agreement, and we believe our relations with our employees to be good.

Intellectual Property

We have approximately 25 U.S. registered trademarks, including “Gardenburger,” “Gardenburger Hamburger Style,” and “GardenSausage.”  We have registered certain trademarks in Australia, Canada, France, Germany, Japan, Mexico and the United Kingdom, along with other smaller countries.

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

We generally do not seek patents for our recipes or production methods and, therefore, can protect them only as trade secrets.  Some or all of these trade secrets could be obtained by others or could enter the public domain, which could place us at a competitive disadvantage.

In an effort to protect our trade secrets, all of our employees sign an “Employees Proprietary Rights and Confidentiality Agreement,” which states that they will not disclose our manufacturing processes, recipes, customer lists or other confidential material vital to our business.  In addition, senior sales, marketing and administrative personnel sign non-compete agreements, which prohibit them from working for a competitor for specified periods of time upon the termination of their employment with Gardenburger.

Management Information Systems

We utilize a single Baan enterprise resource planning system, which is expected to meet our information system needs for the foreseeable future.  In addition to integrating manufacturing, sales and accounting functions, the Baan system provides real-time information for management analysis and use in operations.  The Baan system aids management with production planning (planning of raw material purchases) and demand forecasting (matching supply to distribution centers with order volume) capabilities.  The Baan system also includes pallet tagging, bar coding and scanning applications that facilitate tracking of raw materials and finished goods through our manufacturing operation.  The Baan system enables us to use electronic data interchange (“EDI”) if desired by customers and suppliers, which we believe expedites order entry, payment and cash collection processes.

Government Regulation

The manufacturing, packaging, storage, distribution and labeling of food products are subject to extensive federal and state laws and regulations.  The FDA has issued regulations governing the ingredients that may be used in food products, the content of labels on food products and the labeling claims that may be made for foods.  Foods may only include additives, colors and ingredients that are either approved by the FDA or generally recognized as safe.  Our products must be manufactured in compliance with the FDA’s current Good Manufacturing Practice regulations applicable to food.

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

Insurance

We maintain insurance against various risks related to our business.  This includes property and casualty, business interruption, director and officer liability, food spoilage, product liability, product recalls and workers’ compensation insurance.  We currently maintain $1 million of product recall insurance coverage, $2 million of product liability insurance coverage and $20 million of general umbrella coverage.  We consider our policies adequate to cover the major risks in our business, but there can be no assurance that this coverage will be sufficient to cover the cost of defense or damages in the event of a significant product liability claim.

Item 2.  Properties

In November 2003, we moved our administrative office space from Portland, Oregon to Irvine, California, where we lease approximately 5,200 square feet of administrative office space pursuant to an operating lease with an initial term of three years. Current monthly rent is approximately $10,300.  This lease expires October 31, 2006 and has one renewal option for 24 months.

Our Portland, Oregon facility lease expires December 31, 2003.  Monthly rent is approximately $19,000.  We vacated this facility in November 2003.

We lease 120,000 square feet of production space at Freeport Center, Building A-16, in Clearfield, Utah, pursuant to a lease that will terminate on December 31, 2007.  We have the option to renew the lease for one additional five-year term commencing January 1, 2008.  The monthly rent on this facility is currently $33,500.  Our Clearfield, Utah production facility can support sales levels of approximately $220 million at current pricing levels.  Given our current level of sales, we are operating the facility at approximately 35% of overall capacity.

We also lease 22,000 square feet of storage space at the Freeport Center in Clearfield on a month-to-month basis.  The monthly rent for the storage space is $6,600.

Item 3.  Legal Proceedings

There are currently no material, pending legal proceedings to which we are a party.  From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to our business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal 2003, the holders of our Series C and Series D Convertible Preferred Stock approved an amendment to our Amended and Restated Rights Agreement dated July 15, 1999.  Under the amendment, no person would be deemed an acquiring person as a result of participation in negotiations with certain members of our management, our preferred shareholders, and the holder of our convertible senior subordinated debt regarding a going-private transaction.  Those negotiations were abandoned as announced in our report on Form 8-K filed August 19, 2003.  The amendment was approved at a special meeting of preferred shareholders held on August 18, 2003 by the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
2,400,000	—	—	—

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on the over-the-counter market and is quoted on the NASD’s OTC Bulletin Board.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The high and low bid quotations for the last two fiscal years were as follows:

Fiscal 2002	High	Low
Quarter 1	$0.68	$0.19
Quarter 2	1.45	0.22
Quarter 3	2.25	0.63
Quarter 4	0.96	0.41

Fiscal 2003	High	Low
Quarter 1	$0.85	$0.25
Quarter 2	0.51	0.25
Quarter 3	0.55	0.26
Quarter 4	0.53	0.24

The number of shareholders of record and approximate number of beneficial owners of our common stock at December 12, 2003 were 624 and 5,500, respectively.

There were no cash dividends declared or paid in fiscal 2003 or 2002 on our common stock and we do not anticipate declaring cash dividends on our common stock in the foreseeable future.  Under the terms of our loan agreement with CapitalSource Finance LLC, we may not pay any cash dividends or other distributions with respect to, or redeem any of, our capital stock.  We also may not, without the consent of Dresdner Kleinwort Benson Private Equity Partners, LP (“Dresdner”), declare or pay any cash dividends or make any distributions with respect to our capital stock or other equity securities to the extent that at least $5 million in principal amount remains outstanding under our convertible senior subordinated notes and Dresdner owns a majority of the then outstanding principal amount of such notes.

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

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12.

Item 6.  Selected Financial Data

IN THOUSANDS,	Year Ended September 30,				Nine Months Ended September 30,
EXCEPT PER SHARE AMOUNTS	2003	2002	2001	2000	1999
Statement of Operations Data(1)
Net sales(2)	$49,447	$54,596	$50,751	$61,113	$60,106
Gross margin	18,738	22,907	18,193	24,976	25,772
Sales and marketing expense(2)	14,208	13,711	13,586	18,358	48,021
General and administrative expense	5,218	4,210	4,997	7,304	5,064
Other operating expense, net	105	184	57	303	2,677
Operating income (loss)	(793)	4,802	(447)	(989)	(29,990)
Cumulative effect of a change in accounting for goodwill	411	—	—	—	—
Preferred dividends	5,177	4,955	4,367	12,492	1,980
Net loss available for common shareholders	$(10,790)	$(3,874)	$(7,156)	$(32,653)	$(22,146)
Basic and diluted net loss per share	$(1.20)	$(0.43)	$(0.80)	$(3.67)	$(2.51)

Balance Sheet Data
Working capital	$5,937	$10,245	$9,857	$8,058	$11,741
Total assets	28,228	31,062	22,061	25,160	52,702
Long-term debt, less current portion	4,979	6,540	—	—	—
Long-term convertible notes payable	18,672	17,596	17,364	15,000	15,000
Convertible redeemable preferred stock	51,012	45,835	40,880	36,513	32,147
Shareholders’ deficit	(56,000)	(45,210)	(41,431)	(34,311)	(10,319)

(1)          Statement of operations data for 1999 includes only nine months of activity due to the change in our fiscal year during 1999 from a calendar year to a fiscal year ended September 30.

(2)          Revenues and sales and marketing expenses each decreased by $8,806 and $9,930, respectively, in fiscal 2001 and 2000 upon adoption of EITF 00-14 and EITF 00-25.  Fiscal 1999 was not adjusted as to do so would be impracticable due to the way data was collected in the system at that time.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain forward-looking statements that involve known and unknown risks and uncertainties.  Our actual results, performance, or achievements could differ materially from historical results or from any future results anticipated by the forward-looking statements.  In addition to statements that explicitly describe such risks and uncertainties, readers should consider statements containing words like “believes,” “expects,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking.  Important risks that could cause actual results, performance or achievements to differ from those expressed or implied by the forward-looking statements are described below and elsewhere in this Form 10-K.  Investors are cautioned not to place undue reliance on the forward-looking statements.

General

Approximately 75% of our gross sales are attributable to the Gardenburger® veggie burger and soy burger products, with the remaining 25% of our gross sales attributable to our newer meat alternative products.  Consumers are quickly moving to the wider range of meat alternative products rapidly becoming available in the marketplace.  In response to this development in consumer tastes, we expanded our product line in fiscal 2002 to include a breakfast sausage alternative, our Herb Crusted Cutlet™ and Crispy Nuggets™.   In addition, in fiscal 2003 we added five new products, including BBQ Chik’n and Meatless Meatloaf. These additions join our meat alternative products released in fiscal 2000 and 2001, Riblets, Meatless Meatballs, and Chik’n Grill.

Our fiscal 2003 results were adversely affected by consumer trends favoring a low-carbohydrate diet.  This shift in consumer demand led to an 11% decrease in sales of our veggie burger products in fiscal 2003 compared to fiscal 2002.  Demand for veggie burgers may continue to decrease in fiscal 2004 and beyond.  In addition, effective the second quarter of fiscal 2004, the Costco club stores will cease to require system-wide distribution of our Original Gardenburger product, which may have a significant adverse impact on our club store sales for the remainder of fiscal 2004 and beyond.  Beginning in fiscal 2002, we launched a variety of new soy-based product offerings, which accounted for a revenue increase of approximately $4.0 million in fiscal 2003.  We expect sales of our soy-based products, including reformulated meatless burgers to be introduced over the next few months, to continue to increase for fiscal 2004.

In connection with the amendment of our senior and subordinated debt instruments in December 2003, as discussed in more detail below, our interest expense will be approximately $125,000 higher in each fiscal quarter until the interest payments on our subordinated debt are brought current, which is not expected to occur until at least fiscal 2005.

Results of Operations

The following table is derived from our Statements of Operations for the periods indicated and presents the results of operations as a percentage of net sales (amounts may not add due to rounding).

Year Ended September 30,	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	62.1	58.0	64.2
Gross margin	37.9	42.0	35.8
Sales and marketing expense	28.7	25.1	26.8
General and administrative expense	10.6	7.7	9.8
Other	0.2	0.3	0.1
Operating income (loss)	(1.6)	8.8	(0.9)
Other expense	(8.9)	(6.8)	(4.6)
Income (loss) before cumulative effect of a change in accounting for goodwill and preferred dividends	(10.5)	2.0	(5.5)
Cumulative effect of a change in accounting for goodwill	(0.8)	—	—
Income (loss) before preferred dividends	(11.3)	2.0	(5.5)
Preferred dividends	(10.5)	(9.1)	(8.6)
Net loss	(21.8)%	(7.1)%	(14.1)%

2003 Compared to 2002

Net sales.  Net sales for fiscal 2003 decreased $5.1 million to $49.4 million from $54.6 million for fiscal 2002.  The decrease in fiscal 2003 compared to fiscal 2002 was due to an 11% decrease in  sales of veggie burger products, primarily due to lower unit sales, and increased trade spending, offset in part by increased unit sales of new products. Sales of our new Herb Crusted Cutlet™ and Crispy Nuggets™ products, which began selling during the fourth quarter of fiscal 2002, accounted for $2.4 million of our sales during fiscal 2003 compared to $219,000 in fiscal 2002.  We launched two additional products in the second quarter of fiscal 2003, our BBQ Chik’n and Meatless Meatloaf, which had sales of $1.8 million in fiscal 2003.

Trade spending totaled $11.8 million in fiscal 2003 compared to $9.5 million in fiscal 2002, and includes promotions, discounts, contract origination fees and slotting expenses. Pursuant to EITF No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” such expenses are netted against sales when incurred.

Gross margin.  Gross margin decreased to $18.7 million (37.9% of net sales) for fiscal 2003 from $22.9 million (42.0% of net sales) for fiscal 2002.  The decrease in gross margin is due primarily to lower unit sales as discussed above and lower gross margin percentages in fiscal 2003 compared to fiscal 2002.

The lower gross margin percentages resulted from:

•                  an increase in non-burger sales in the product sales mix, which have higher production costs than our veggie burgers;

•                  increased trade spending in 2003;

•                  new product production start-up costs; and

•                  increased depreciation in fiscal 2003, due primarily to the purchase of the previously-leased Clearfield manufacturing equipment in early January 2002.

These factors were offset in part by reduced lease expense in fiscal 2003 due to the termination of the Clearfield equipment operating leases.

Sales and marketing expense.  Sales and marketing expense increased to $14.2 million (28.7% of net sales) for fiscal 2003 compared to $13.7 million (25.1% of net sales) for fiscal 2002.  Increases in sales and marketing expenditures are primarily due to the following:

•                  a $225,000 increase in inventory storage costs due to higher inventory levels;

•                  a $220,000 increase in in-store product demonstration and sampling expense in the club channel;

•                  a $600,000 increase in other trade promotions; and

•                  $150,000 of costs, primarily severance, related to the relocation of our corporate offices from Portland, Oregon to Irvine, California.

These increases were partially offset by the following:

•                  a $240,000 decrease in sales commissions due to lower sales; and

•                  a $775,000 decrease in media spending as we moved away from this type of advertising and increased our trade spending.

We anticipate incurring approximately $40,000 to $45,000 of additional sales and marketing expenses in fiscal 2004 related to the relocation of our corporate offices.

General and administrative expense.  General and administrative expense (“G&A”) increased to $5.2 million (10.6% of net sales) for fiscal 2003 from $4.2 million (7.7% of net sales) for fiscal 2002.  The increase in fiscal 2003 compared to fiscal 2002 is due primarily to a $650,000 increase in costs incurred in development of a long-term business strategy, which primarily included costs related to our failed attempt to sell the Company, and $300,000 of costs related to the relocation of our corporate offices from Portland, Oregon to Irvine, California.  We did not have any relocation expenses in fiscal 2002. We anticipate incurring approximately $360,000 to $400,000 of additional general and administrative expenses in fiscal 2004 related to the relocation of our corporate offices.

Legal settlement.  Legal settlement of $108,000 in fiscal 2002 relates to a settlement received from a raw material supplier due to an August 2001 recall of our Chik’n Grill product due to the omission of sulfites, which are known allergens, from the ingredient label.  The raw material supplier reimbursed us for lost operating profits associated with the recall. This is a final settlement and no further amounts will be received from this supplier related to this recall.

Debt restructuring costs.  Debt restructuring costs of $716,000 in fiscal 2002 include an early termination fee of $175,000 for our previous line of credit facility, the write-off of $279,000 of unamortized financing fees, $95,000 for the value of common stock warrants issued in connection with the restructuring of our Convertible Notes and preferred stock and $167,000 of legal fees.

Other operating (income) expense, net.  Other expense of $105,000 in fiscal 2003 represents losses on the disposal of fixed assets. Other general income in fiscal 2002 includes $303,000 related to the reversal of restructuring reserves, which were established in fiscal 1999 and, in the first quarter of fiscal 2002, were determined to no longer be required, as well as $117,000 related to the recognition of a deferred gain on our Clearfield operating lease upon its early termination in conjunction with our purchase of the related equipment.

Operating income (loss).  Loss from operations was $0.8 million in fiscal 2003 compared to income from operations of $4.8 million in fiscal 2002.  The loss from operations in fiscal 2003 compared to income from operations in fiscal 2002 resulted from lower revenue, lower gross margin percentages and increased operating expenses as discussed above.  Fiscal 2002 includes a gain on the reversal of previously expensed restructuring expenses, the recognition of a previously deferred gain and a legal settlement.

Interest expense.  Interest expense was $4.4 million for fiscal 2003 compared to $3.8 million for fiscal 2002.  The increase is due to an increase in outstanding debt as a result of the purchase of manufacturing equipment in January 2002 utilizing an $8.0 million term loan, as well as an increase in the outstanding balance on our line of credit.

Income taxes.  A valuation allowance has been recorded for the full amount of deferred tax assets due to the uncertainty regarding the realization of the net deferred tax assets consisting primarily of net operating loss and credit carryforwards.  Accordingly, no benefit has been recorded related to our losses in fiscal 2003 or 2002.

Cumulative effect of change in accounting for goodwill.  In accordance with the adoption of the provisions of SFAS No. 142 in the first quarter of fiscal 2003, we tested the carrying value of our goodwill utilizing a discounted cash flow analysis and determined that the remaining balance of $411,000 should be written off.

Preferred dividends.  Preferred dividends were $5.2 million during fiscal 2003 compared to $5.0 million in fiscal 2002.  Due to the addition of a 10% exit premium in conjunction with the changes made to the outstanding preferred stock during the second quarter of fiscal 2002, the quarterly dividend charge increased from $1.1 million to $1.3 million.

Net loss available for common shareholders.  Net loss available for common shareholders was $10.8 million in fiscal 2003 compared to $3.9 million in fiscal 2002 due to the line item changes discussed above.

We believe that the impact of inflation was not material for fiscal years 2003 and 2002.

2002 Compared to 2001

Net sales.  Net sales for fiscal 2002 increased $3.8 million to $54.6 million from $50.8 million for fiscal 2001.  Fiscal 2002 sales included approximately $7.1 million attributable to gross sales of products introduced during late fiscal 2001 or in fiscal 2002.  The increased sales from new products were partially offset by the loss of approximately $1.9 million of revenue from Sam’s Club due to the cessation of sales of our products in 215 Sam’s Club stores during fiscal 2002.

Additionally, we experienced a disruption of our Canadian distribution in the first quarter of fiscal 2001 due to the financial difficulties of our distributor in that country, which decreased sales in fiscal 2001 by approximately $340,000.

Gross margin.  Gross margin increased to $22.9 million (42.0% of net sales) for fiscal 2002 from $18.2 million (35.8% of net sales) for fiscal 2001.  The increase in gross margin was due to an increase in sales and an increase in the gross margin percentage.  The improved gross margin percentage was attributable to reduced selling discounts, reduced lease expense due to the elimination of the equipment operating leases in early January 2002 and increased operating efficiencies at our Clearfield, Utah manufacturing facility, offset in part by increased depreciation due to the acquisition of the Clearfield manufacturing equipment.

Sales and marketing expense.  Sales and marketing expense remained relatively flat at $13.7 million (25.1% of net sales) for fiscal 2002 compared to $13.6 million (26.8% of net sales) for fiscal 2001. The decrease as a percentage of sales is due to increased sales in fiscal 2002 compared to fiscal 2001.

General and administrative expense.  G&A decreased to $4.2 million (7.7% of net sales) for fiscal 2002 from $5.0 million (9.8% of net sales) for fiscal 2001.  The decrease was primarily due to $700,000 of savings due to cost reduction initiatives at the Portland, Oregon corporate offices.

Legal settlement.  Legal settlement of $108,000 in fiscal 2002 related to a settlement received from a raw material supplier as a result of an August 2001 recall of our Chik’n Grill product.

Debt restructuring costs.  Debt restructuring costs of $716,000 in fiscal 2002 included an early termination fee of $175,000 for our previous line of credit facility, the write-off of $279,000 of unamortized financing fees, $95,000 for the value of common stock warrants issued in connection with the restructuring of our Convertible Notes and preferred stock and $167,000 of legal fees.

Other operating (income) expense, net.  Other general income in fiscal 2002 included $303,000 related to the reversal of restructuring reserves, which were established in fiscal 1999 and, in the first quarter of fiscal 2002, were determined to no longer be required, and $117,000 related to the recognition of the remaining deferred gain on the disposal of fixed assets.  Other general expense in fiscal 2001 represented losses on the disposal of fixed assets.

Operating income (loss).  Income from operations was $4.8 million in fiscal 2002 compared to a loss from operations of $447,000 for fiscal 2001. The improvement in operating results in fiscal 2002 compared to fiscal 2001 was primarily a result of the increased revenue, increased gross margin percentage and decreased expenses discussed above.

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

Preferred dividends.  Preferred dividends were $5.0 million during fiscal 2002 compared to $4.4 million in fiscal 2001.  Due to the addition of a 10% exit premium in conjunction with the changes made to the outstanding preferred stock during the second quarter of fiscal 2002, the quarterly dividend charge increased from $1.1 million to $1.3 million.

Net loss available for common shareholders.  Net loss available for common shareholders was $3.9 million in fiscal 2002 compared to $7.2 million in fiscal 2001 due to the line item changes discussed above.

We believe that the impact of inflation was not material for fiscal years 2002 and 2001.

Liquidity and Capital Resources

At September 30, 2003, working capital was $5.9 million, including $1.3 million of cash and cash equivalents.  In fiscal 2003, working capital decreased by $4.3 million compared to September 30, 2002 and the current ratio decreased to 1.6:1 from 2.6:1.

Cash and cash equivalents decreased $1.5 million from September 30, 2002, primarily due to $2.0 million used for the purchase of equipment and $1.9 million used for payments on long-term debt, offset by $1.3 million provided by operations and $1.1 million of net proceeds from our line of credit.

Accounts receivable decreased $167,000 to $3.0 million at September 30, 2003 from $3.1 million at September 30, 2002.  Days sales outstanding were approximately 20 days at September 30, 2003 compared to approximately 19 days at September 30, 2002.  The decrease in accounts receivable is primarily due to lower sales in the fourth quarter of fiscal 2003 compared to the fourth quarter of fiscal 2002.

Inventories were relatively flat, totaling $9.2 million at September 30, 2003 compared to $9.1 million at September 30, 2002, but decreased from $11.0 million at June 30, 2003.  Inventory turned approximately 3.4 times on an annualized basis in the fourth quarter of fiscal 2003 compared to 4.0 times in the corresponding period of fiscal 2002.  We do not believe that we have any inventory obsolescence issues above our currently established reserve.

Prepaid expenses increased $523,000 to $2.1 million at September 30, 2003 from $1.6 million at September 30, 2002 due primarily to a $216,000 increase in prepaid slotting, which is being amortized over a 12 month period, and a $310,000 increase in prepaid contract origination costs, which are also being amortized over a 12 month period.

Other current liabilities increased $2.1 million to $2.3 million at September 30, 2003 from $222,000 at September 30, 2002 due primarily to an increase in accrued coupon liabilities of $874,000 and an $845,000 increase in accrued interest.  The increase in the coupon liability is due to increased circulation and timing of coupons and related redemption.  The accrued interest relates to interest due to Dresdner, payment of which was originally deferred beyond its due date of September 30, 2003 to December 31, 2003, and was further deferred in connection with the December 2003 amendments to our senior and subordinated debt instruments discussed in more detail below.

Capital expenditures were $2.0 million during fiscal 2003 primarily for manufacturing equipment relating to our new product lines.  In February 2003, our loan agreements were amended to exclude certain capital expenditures from our debt covenant calculations to enable us to purchase additional equipment beneficial to our production process. Capital expenditures are currently estimated to total as much as approximately $1.2 million in fiscal 2004, primarily for manufacturing equipment.

Other assets decreased $726,000 to $757,000 at September 30, 2003 from $1.5 million at September 30, 2002 as a result of the write-off of $411,000 of goodwill during the first quarter of fiscal 2003 and continued amortization of the existing intangible balance.

Our Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with CapitalSource Finance LLC (“CapitalSource”) provides for an $8.0 million term loan and a $7.0 million line of credit (together, “the Loans”).  The Loan Agreement permits us to request advances under the $7.0 million line of credit up to the sum of 85% of eligible receivables and 60% of eligible inventory.  At September 30, 2003, there was $4.8 million remaining available on the CapitalSource line of credit, which will be used as needed for working capital.  The balance outstanding of $6.8 million on the term loan includes $0.5 million of accrued exit fees at September 30, 2003.

We also have approximately $16.9 million of principal and $1.8 million of accrued exit fees due to Dresdner under an Amended and Restated Convertible Senior Subordinated Note (the “Convertible Note”).  The Convertible Note requires payment of a 20% premium on the principal plus accrued but unpaid interest at repayment or maturity. The Convertible Note is convertible into common stock at the election of the holder; the conversion price at September 30, 2003 was $9.78 per share.

In September 2003, Dresdner agreed to permit the deferral of our September 30, 2003 interest payment, which totaled $845,000, to December 31, 2003.  Accordingly, we included the $845,000 on our balance sheet as of September 30, 2003 in other current liabilities.  As discussed below, this interest payment has been further deferred.

In accordance with excess cash flow provisions in the Loan Agreement and the Convertible Note, approximately $184,000 of principal and $550,000 of principal and exit premium, respectively, were due in fiscal 2003, rather than as previously scheduled, the sum of which was reflected on the September 30, 2002 balance sheet in the current portion of long-term debt balance.  Such amounts were paid in January 2003. The $550,000 paid on the Convertible Note was allocated 80% to principal and 20% to exit premium.

We do not have any payment obligations under the excess cash flow provisions in fiscal 2004 based on fiscal 2003 financial results.

During the quarter ended March 31, 2003, our debt agreements with our lenders, CapitalSource and Dresdner, were amended to exclude certain equipment purchases during fiscal 2003 for purposes of the financial covenants relating to capital expenditure limits and fixed charge coverage ratio requirements contained in the debt instruments.  In addition, the minimum fixed charge coverage ratio in the CapitalSource Loan Agreement was amended for the quarterly period ended March 31, 2003 to be 1.125:1.0, instead of 1.25:1.0.

Principal payments under our term loan, our Convertible Note and our operating leases are significant.  A schedule of payments remaining due at September 30, 2003 on all of these obligations, including exit fees of $750,000 for the term loan and approximately $3.4 million for the Convertible Note, in the next five fiscal years is as follows:

Year Ending September 30,	Term Loan	Convertible Note	Operating Leases	Total
2004	$1,833,336	$—	$701,538	$2,534,874
2005	5,233,176	20,286,750	664,881	26,184,807
2006	—	—	678,154	678,154
2007	—	—	547,927	547,927
2008	—	—	134,143	134,143
Thereafter	—	—	—	—
Total	$7,066,512	$20,286,750	$2,726,643	$30,079,905

We anticipate funding our 2004 commitments out of operating cash flows and line of credit borrowings.  Cash required to meet our interest and principal payments (prior to the extension of the maturity dates discussed below) on our debt outstanding at September 30, 2003 totals approximately $5.4 million in fiscal 2004 as follows (in thousands):

Interest deferred on convertible notes at September 30, 2003	$845
Additional interest on interest deferred at September 30, 2003	21
Fiscal 2004 interest on convertible notes	1,691
Principal payment due on long-term debt	1,833
Interest on long-term debt	561
Estimated interest on short-term note payable	351
Estimated unused line of credit fee related to short term note payable	48
Total	$5,350

Pursuant to the CapitalSource Loan Agreement and Convertible Note, we record quarterly interest expense of $75,000 and $269,000, respectively, related to exit fees.  These amounts are added to the long-term debt and convertible note balances, respectively.

At September 30, 2003, we were out of compliance with the following debt covenants:

Covenant	Requirement	As calculated September 30, 2003	Required by
Minimum adjusted EBITDA	$6.0 million	$2.1 million	CapitalSource and Dresdner
Maximum leverage ratio	2.50:1.00	3.97:1.00	CapitalSource and Dresdner
Minimum fixed charge coverage ratio	1.25:1.00	0.34:1.00	CapitalSource and Dresdner

In order to address issues relating to our ability to meet our financial obligations and to address non-compliance with certain of our financial covenants, we entered into amendments to our Loan Agreement with CapitalSource and our Convertible Notes held by Dresdner in late December 2003, following fiscal year-end.  See Note 9 of Notes to Financial Statements for a discussion of the terms of the Loan Agreement and Convertible Notes as of September 30, 2003.

The amendments extend the maturity of the Loan Agreement from December 15, 2004 to January 31, 2007 and of the Convertible Notes from March 31, 2005 to June 15, 2007, subject to (i) shareholder approval of an amendment to our Restated Articles of Incorporation (“Articles”) or (ii) the exchange of all of our preferred stock for new preferred stock, in each case giving us the right to extend the earliest date that the holders of our preferred stock can demand redemption to June 30, 2008.  If the required shareholder approval of the Articles amendment is not received and we are not able to effect an exchange of at least two-thirds of our outstanding shares of preferred stock for new preferred stock with the later redemption date, the maturity dates will revert to their original dates of December 15, 2004 for the Loan Agreement and March 31, 2005 for the Convertible Notes.  If the required shareholder approval is not obtained, but we are able to exchange at least two-thirds of our outstanding shares of preferred stock for new preferred stock with an earliest redemption date of June 30, 2008, the maturity date on our Loan Agreement will become December 10, 2005, while the maturity date on the Convertible Notes will become March 25, 2006. To be approved by shareholders, the Articles amendment must be approved by the holders of our preferred stock voting as a separate voting group and by the holders of our preferred stock and common stock voting as a single voting group.  We have received non-binding indications from holders of approximately 90% of our Series C and Series D Stock that they intend to vote for the amendment of our Articles.

We also negotiated amendments to our financial covenants in the Loan Agreement and the Convertible Notes to levels that we believe we will be able to achieve.  Beginning December 31, 2003, we are required under the Loan Agreement to maintain compliance with the following financial covenants, measured quarterly unless otherwise noted:

•                  a maximum ratio of long-term indebtedness to earnings (as defined below) ranging from a high of 3.60:1.00 for the quarter ended March 31, 2004, to a low of 2.50:1.00 for each quarter ending after June 30, 2004;

•                  minimum earnings for a rolling 12-month period, as adjusted to exclude certain expenses and non-cash charges, ranging from a low of $3,000,000 for the quarter ended June 30, 2004, to a high of $6,000,000 for the quarter ended September 30, 2005, and thereafter (“minimum adjusted EBITDA”);

•                  a minimum senior fixed charge coverage ratio (which excludes from fixed charges interest expense and accrued premium on the Convertible Notes) ranging from a low of 0.90:1.00 for the quarter ended June 30, 2004, to a high of 1.57:1.00 for the quarter ended June 30, 2005;

•                  a minimum fixed charge coverage ratio of 1.10:1.00 for the quarter ended September 30, 2005 and 1.25:1.00 thereafter; and

•                  capital expenditures in an amount per fiscal year not exceeding $1,200,000 for the fiscal year ending September 30, 2004, and $1,100,000 for fiscal years ending thereafter.

The financial covenants applicable to the Convertible Notes are similar, but in each case slightly less restrictive.

We also received waivers of non-compliance with our financial covenants as of September 30, 2003 from CapitalSource and Dresdner and an agreement by Dresdner that future failures to pay interest on the Convertible Notes when due will not be deemed, under specified conditions, to be an event of default under the Convertible Notes.

In consideration of the maturity date extensions, the financial covenant amendments, and the waivers, we agreed to pay a loan amendment fee to CapitalSource of approximately $130,000 and to pay interest on the unpaid principal and accrued interest on the Convertible Notes at the annual rate of 13% rather than 10%, which is the default interest rate provided in the notes beginning October 1, 2003, and continuing until our interest payments to Dresdner are brought current. The Loan Agreement as amended prohibits us from paying interest to Dresdner prior to September 30, 2004, and permits us to pay interest to Dresdner on or after September 30, 2004, only if and to the extent that we comply with specified financial covenants and levels of capital availability.

We have 552,500 shares of Series C Convertible Preferred Stock and 97,500 shares of Series D Convertible Preferred Stock outstanding. The Series C preferred shares are convertible into common stock at a price of $10 per share and the Series D preferred shares are convertible at $3.75 per share (subject to antidilution adjustments), in each case based on a base price of $50.00 per share, at any time at the discretion of the holder.  Both series of preferred stock are entitled to a 12% cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of Gardenburger.  The terms of the Series C and Series D Stock provide for a 10% premium on any liquidation or redemption and for an earliest date on which holders may require redemption of their shares of March 31, 2006, at which point they may be redeemed at the election of the holders or, under certain conditions, at our discretion.  The 10% redemption premium, which totals $4.3 million, is being accreted over the redemption period.  At September 30, 2003, $1.8 million of the redemption premium has been accreted and is included in the preferred stock balance on the balance sheet.  The liquidation preference of the Series C and Series D Stock was $54.2 million at September 30, 2003.

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

Revenue Recognition

Revenue from the sale of products is generally recognized at time of shipment to the customer.  Our revenue arrangements with our customers often include sales incentives and other promotional costs such as coupons, volume based discounts and off invoice discounts.  These costs are typically referred to collectively as “trade spending.”  Pursuant to EITF 00-14, EITF 00-25 and EITF 01-09, these costs are recorded at the later of when revenue is recognized or when the sales incentive is offered and are generally classified as a reduction of revenue.

Inventory Reserves

We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, historical spoilage rates and other factors.  Raw materials are reviewed periodically by our operating personnel for spoilage.  Finished goods are reviewed periodically by operating personnel to determine if inventory carrying costs exceed market selling prices.  If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change. Our inventory reserve totaled $138,000 and $113,000 at September 30, 2003 and 2002, respectively.  We have not experienced material losses related to our inventories in the past and believe that the current level of reserves is adequate.

Allowance for Doubtful Accounts

Credit limits are established through a process of reviewing the financial history and stability of each customer.  We regularly evaluate the collectibility of our trade receivable balances by monitoring past due balances.  If it is determined that a customer will be unable to meet its financial obligation, we record a specific reserve for bad debts to reduce the related receivable to the amount we expect to recover.  Bad debts have not historically had a material effect on us.  If circumstances related to specific customers deteriorate, our estimates of the recoverability of receivables associated with those customers could materially change. Our bad debt reserve totaled $193,000 and $200,000 at September 30, 2003 and 2002, respectively. We did not record any bad debt expense during fiscal 2003.

Trade Spending

Certain trade spending items are subject to estimation (i.e. volume discounts). Estimated trade spending is reviewed and recorded on a monthly basis based on information provided by our regional sales managers as to the types of arrangements that have been made with our customers and are recorded on the balance sheet as an offset to trade receivables.  Actual dollar amounts associated with trade spending can vary with sales volumes achieved and other factors. Accordingly, the ultimate liabilities associated with trade spending may differ from those recorded due to changes in estimates and actual results achieved.

Slotting Fees

Slotting agreements refer to oral arrangements pursuant to which the retail grocer allows our products to be placed on the store’s shelves in exchange for a slotting fee. Slotting fees associated with a new product or a new territory are initially recorded as a prepaid asset and the related expense is recognized ratably over the 12-month period beginning with the initial introduction of the product as an offset to sales.  We believe that 12 months is the minimum period during which a retailer agrees to allocate shelf space.  If a slotting fee agreement were breached, we would pursue available legal remedies to enforce the agreement as appropriate. Total slotting fees included in prepaid assets at September 30, 2003 and 2002 were $1.1 million and $934,000, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Amounts outstanding under our Loan Agreement with CapitalSource bear interest at rates tied to the prime rate.  At September 30, 2003, we had $6.3 million outstanding at an interest rate of 10% and $2.2 million outstanding at an interest rate of 8%.  A hypothetical 10% increase in the prime rate would not have any effect on the interest rates currently being charged on these notes.

We do not currently utilize, nor do we anticipate utilizing, derivative securities.

Item 8.           Financial Statements and Supplementary Data

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 15 of Part IV of this document.   Unaudited quarterly financial data for each of the eight quarters in the period ended September 30, 2003 is as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2003
Net sales	$8,989	$12,408	$15,040	$13,010
Gross margin	3,364	4,367	6,551	4,456
Net loss	(3,626)	(2,476)	(856)	(3,832)
Basic and diluted net loss per share	(0.40)	(0.28)	(0.10)	(0.43)

2002
Net sales (1)	$10,847	$11,603	$17,083	$15,063
Gross margin (1)	4,183	4,633	7,614	6,477
Net income (loss)	(1,150)	(2,788)	221	(157)
Basic and diluted net income (loss) per share	(0.13)	(0.31)	0.02	(0.02)

(1)          Net sales and gross margin differ from amounts originally reported for the first quarter of fiscal 2002 due to the reclassification of costs incurred for certain sales incentive programs and promotional costs as a reduction of revenue rather than as sales and marketing expense.

Risk Relating To Arthur Andersen LLP’S Lack Of Consent

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 16, 2002, based on a recommendation of the Audit Committee, our Board of Directors approved the dismissal of our independent public accountants, Arthur Andersen LLP.  Arthur Andersen LLP’s reports on our financial statements for the year ended September 30, 2001 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  During the year ended September 30, 2001 and during the subsequent interim period through the date of dismissal, May 16, 2002, there were not any disagreements between us and Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, or any reportable events as defined under Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission.

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

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information required by this item is included under the captions Election of Directors, Meetings and Committees of the Board of Directors, Audit Committee Financial Expert, Code of Ethics, Executive Officers, and Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.  Executive Compensation

Information required by this item is included under the captions Executive Compensation, Director Compensation, Employment Contracts and Severance and Change-in-Control Arrangements and Compensation Committee Interlocks and Insider Participation in Compensation Decisions in the Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of September 30, 2003, about shares of our common stock that may be issued upon the exercise of options granted under our equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to our shareholders for approval.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by shareholders	2,635,623		$3.32	715,400

Equity compensation plans not approved by shareholders	2,409,462	(1)	1.78	—
Total	5,045,085		$2.58	715,400

(1) Includes 1,115,962 warrants exercisable for our common stock at $0.28 per share plus options granted pursuant to plans not approved by our shareholders.  See Note 12 of Notes to Financial Statements under the heading “Non-Plan Options” for a description of the material terms of options granted without shareholder approval and not requiring shareholder approval, which information is incorporated herein by reference.

Additional information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management in the Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

Information required by this item is included under the caption Compensation Committee Interlocks and Insider Participation in Compensation Decisions and Management Transactions in the Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this item is included under the caption Independent Auditors in the Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Schedules

(b)  Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended September 30, 2003:

•                  Dated August 18, 2003 and filed August 19, 2003 pursuant to Item 5. “Other Events,” regarding the receipt of an offer to purchase all of the outstanding common stock of Gardenburger in a going-private transaction; and

•                  Dated September 17, 2003 and filed September 18, 2003 pursuant to Item 5. “Other Events,” regarding the withdrawal of the previously disclosed offer to purchase all of the outstanding common stock of Gardenburger in a going-private transaction.

(c)            Exhibits

The exhibits filed as a part of this report are listed below and this list is intended to comprise the exhibit index:

Exhibit No.	Description
3.1	Restated Articles of Incorporation, as amended January 9, 2002 (15)

3.2	1995 Restated Bylaws, as amended July 13, 1999 (11)

10.1	Amended and Restated Rights Agreement between the Company and First Chicago Trust Company of New York, dated July 15, 1999 (11)

10.2	Amendment No. 1 dated as of January 2, 2002 to Rights Agreement dated as of July 15, 1999 between First Chicago Trust Company of New York and the Company, dated effective as of January 2, 2002 (16)

10.3

Amendment No. 2 dated as of January 10, 2002 to the Amended and Restated Rights Agreement dated as of July 15, 1999, between the Company and EquiServe Trust Company, N.A. (successor to First Chicago Trust company of New York) (16)

10.4	Amendment No. 3 dated as of April 29, 2002 to the Amended and Restated Rights Agreement dated as of July 15, 1999, between the Company and EquiServe Trust Company, N.A. (20)

Exhibit No.	Description
10.5	Amendment No. 4 dated as of August 18, 2003 to the Amended and Restated Rights Agreement dated as of July 15, 1999, between the Company and EquiServe Trust Company, N.A. (23)

10.6	Purchase and Sale Agreement and Receipt for Earnest Money between the Company and John M. Hopkins, dated October 5, 2000 (13)

10.7	Office Space Lease by and between The Irvine Company and Gardenburger, Inc. dated August 21, 2003.

10.8	Facility Lease by and between Freeport Center Associates, a Utah general partnership and the Company, dated May 28, 1997 (3)

10.9	Addendum, dated August 1, 1997, to Facility Lease by and between Freeport Center Associates and the Company (4)

10.10	Lease Extension, dated October 17, 2002, to Facility Lease dated May 28, 1997 by and between Freeport Center Associates and the Company (20)

10.11	Warehouse Lease between Freeport Center Associates and the Company, dated January 25, 1999 (8)

10.12	Note Purchase Agreement, dated as of March 27, 1998, between the Company and Dresdner Kleinwort Benson Private Equity Partners L.P. (5)

10.13	First Amendment to Note Purchase Agreement, dated December 30, 1999, between the Company and Dresdner Kleinwort Benson Private Equity Partners L.P. (12)

10.14	Second Amendment, dated as of January 10, 2002, to the Note Purchase Agreement, dated as of March 27, 1998, between Dresdner Kleinwort Benson Private Equity Partners L.P. and the Company (18)

10.15	Third Amendment, dated as of September 30, 2002, to the Note Purchase Agreement, dated as of March 27, 1998, between Dresdner Kleinwort Benson Private Equity Partners L.P. and the Company (20)

10.16

Fourth Amendment, dated as of December 31, 2002, to the Note Purchase Agreement, dated as of March 27, 1998, by and among Dresdner Kleinwort Benson Private Equity Partners L.P. and Gardenburger, Inc. (21)

10.17	Amended and Restated Convertible Senior Subordinated Note dated January 10, 2002, issued by the Company to Dresdner Kleinwort Benson Private Equity Partners L.P. (18)

10.18	Warrant Agreement, dated as of January 10, 2002, between Dresdner Kleinwort Benson Private Equity Partners L.P. and the Company (18)

10.19	Form of Warrant issued to Dresdner Kleinwort Benson Private Equity Partners L.P. and holders of the Company’s preferred stock (18)

10.20	Registration Rights Agreement, dated as of March 27, 1998, between the Company and Dresdner Kleinwort Benson Private Equity Partners L.P. (5)

10.21	First Amendment, dated as of January 10, 2002, to Registration Rights Agreement, dated as of March 27, 1998, between Dresdner Kleinwort Benson Private Equity Partners L.P. and the Company (18)
10.22

Revolving Credit and Term Loan Agreement dated as of January 10, 2002, between Gardenburger, Inc., CapitalSource Finance LLC, as administrative agent and collateral agent for Lenders, and the Lenders (18)

Exhibit No.	Description
10.23	First Amendment, dated as of September 30, 2002, to Revolving Credit and Term Loan Agreement, dated as of January 10, 2002, between CapitalSource Finance LLC and the Company (20)

10.24	Second Amendment, dated December 31, 2002, to Revolving Credit and Term Loan Agreement, dated January 10, 2002, between CapitalSource Finance LLC and Gardenburger, Inc. (21)

10.25	Third Amendment, dated March 31, 2003, to Revolving Credit and Term Loan Agreement, dated January 10, 2002, between CapitalSource Finance LLC and Gardenburger, Inc. (22)

10.26

Stock Purchase Agreement, dated March 29, 1999, by and between Gardenburger, Inc. and Rosewood Capital III, L.P., Farallon Capital Management LLC, Gruber & McBaine Capital Management, LLC, BT Capital Investors LP and certain other purchasers identified therein (7)

10.27	Amendment and Waiver of Stock Purchase Agreement, dated April 14, 1999, by and between Gardenburger, Inc., and the Purchasers identified on Exhibit A thereto (9)

10.28	Investor Rights Agreement, dated April 14, 1999, by and between Gardenburger, Inc., and the investors identified on Exhibit A thereto (9)

10.29	Preferred Stock Exchange Agreement, dated as of January 10, 2002, by and among the Company and the holders of its preferred stock (18)

10.30	Registration Rights Agreement, dated as of January 10, 2002, by and among the Company and the holders of its preferred stock (18)

10.31	Paul F. Wenner Stock Option Agreement dated January 20, 1992 (2) (6)

10.32	Amendment effective May 8, 2001 to Stock Option Agreement dated January 20, 1992 between Gardenburger, Inc. and Paul F. Wenner (6) (15)

10.33	1992 First Amended and Restated Combination Stock Option Plan, as amended (“1992 Plan”) (6) (10)

10.34	Form of Incentive Stock Option Agreement for Option grants to executive officers under 1992 Plan after May 24, 1995 (6) (8)

10.35	Form of Non-Statutory Stock Option Agreement for Option grants to executive officers under 1992 Plan after May 24, 1995 (6) (8)

10.36	Incentive Stock Option Agreement with Scott C. Wallace dated January 15, 2001 (6) (19)

10.37	2001 Stock Incentive Plan as Amended and Restated Effective June 1, 2001 (“2001 Plan”) (6) (15)

10.38	Form of Award Agreement under the Gardenburger, Inc. 2001 Stock Incentive Plan (6) (22)

10.39	Form of Director Nonqualified Stock Option Agreement under 2001 Plan (6) (19)

10.40	Paul F. Wenner Employment Agreement and Amendment thereto (1) (6)

10.41	Employment Agreement dated January 15, 2001 between Gardenburger, Inc. and Scott C. Wallace (6) (14)

10.42	Supplement, dated April 30, 2003, to Employment Agreement, dated January 15, 2001, between Gardenburger, Inc. and Scott C. Wallace (6) (22)

10.43	Change in Control Agreement dated April 30, 2003 between Gardenburger, Inc. and Scott C. Wallace (6) (22)

Exhibit No.	Description
10.44	Employment Agreement dated March 25, 1997 between Gardenburger, Inc. and James W. Linford, with addenda (6) (15)

10.45	Change in Control Agreement, dated October 30, 2001, between Gardenburger Inc. and James W. Linford (6) (15)

10.46	Form of Indemnification Agreement between the Company and its Officers and Directors (6) (8)

10.47	Form of sale bonus agreement entered into by Gardenburger, Inc. with Lorraine Crawford and five members of non-executive management (6) (21)

10.48	Agreement and Release of All Claims dated October 1, 2003 by and between Gardenburger, Inc. and Lorraine Crawford (6)

10.49	Employment Agreement dated November 12, 2003 by and between Gardenburger, Inc. and Robert T. Trebing, Jr. (6)

10.50	Option Agreement dated April 14, 1996 between Gardenburger, Inc. and Lyle G. Hubbard relating to 300,000 shares of common stock (6) (20)

14	Code of Ethics

16	Letter re: Change in Certifying Public Accountant (17)

23	Consent of KPMG LLP

31.1	Certification of Scott C. Wallace Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert T. Trebing, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott C. Wallace Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert T. Trebing, Jr. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Description of Common Stock of Gardenburger, Inc. (20)

(1)          Incorporated by reference to the Company’s Form S-1 Registration Statement (Commission File No. 33-46623) filed May 6, 1992.

(2)          Incorporated by reference to the Company’s 1992 Form 10-K Annual Report, filed March 23, 1993 (Commission File No. 0-20330).

(3)          Incorporated by reference to the Company’s Form 10-Q Quarterly Report for the quarter ended June 30, 1997, filed August 14, 1997.

(4)          Incorporated by reference to the Company’s 1997 Form 10-K Annual Report, filed March 31, 1998.

(5)          Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1998, filed May 15, 1998.

(6)          Management contract or compensatory plan or arrangement.

(7)          Incorporated by reference to the Company’s Form 8-K Current Report, filed April 1, 1999.

(8)          Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1998, filed March 31, 1999.

(9)          Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999.

(10)    Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1999, filed August 13, 1999.

(11)    Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-92665), filed December 13, 1999.

(12)    Incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 1999, filed February 9, 2000.

(13)    Incorporated by reference to the Company’s 2000 Form 10-K Annual Report, filed December 26, 2000.

(14)    Incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2000, filed February 14, 2001.

(15)    Incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2001, filed February 13, 2002.

(16)    Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2002, filed August 9, 2002.

(17)    Incorporated by reference to the Company’s Form 8-K/A dated May 16, 2002 and filed May 30, 2002.

(18)    Incorporated by reference to the Company’s Form 8-K dated January 10, 2002 and filed January 17, 2002.

(19)    Incorporated by reference to the Company’s 2001 Form 10-K Annual Report, filed December 10, 2001.

(20)    Incorporated by reference to the Company’s 2002 Form 10-K Annual Report, filed December 19, 2002.

(21)    Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, filed February 13, 2003.

(22)    Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed May 14, 2003.

(23)    Incorporated by reference to the Company’s Form 8-K dated August 18, 2003 and filed August 19, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 29, 2003

GARDENBURGER, INC.

By:	/s/ ROBERT T. TREBING, JR.
Robert T. Trebing, Jr.
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 29, 2003.

Signature	Title

/s/ SCOTT C. WALLACE	Director, Chairman, President
Scott C. Wallace	and Chief Executive Officer
(Principal Executive Officer)

/s/ ROBERT T. TREBING, JR.	Senior Vice President and Chief Financial Officer
Robert T. Trebing, Jr.	(Principal Financial and Accounting Officer)

/s/ KYLE A. ANDERSON	Director
Kyle A. Anderson

/s/ CHARLES E. BERGERON	Director
Charles E. Bergeron

/s/ ALEXANDER P. COLEMAN	Director
Alexander P. Coleman

/s/ RICHARD L. MAZER	Director
Richard L. Mazer

/s/ KEVIN M. REILLY	Director
Kevin M. Reilly

/s/ PAUL F. WENNER	Founder and Director
Paul F. Wenner

Independent Auditors’ Report

The Board of Directors
Gardenburger, Inc.:

We have audited the accompanying balance sheets of Gardenburger, Inc. (an Oregon corporation) as of September 30, 2003 and 2002, and the related statements of operations, shareholders’ deficit and cash flows for each of the years in the two-year period ended September 30, 2003.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Gardenburger, Inc. for the year ended September 30, 2001 were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements, before the restatement described in Note 1 to the financial statements, in their report dated November 2, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gardenburger, Inc. as of September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2, the financial statements for each of the years ended September 30, 2002 and 2001 have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of October 1, 2002.  As discussed above, the financial statements of Gardenburger, Inc. for the year ended September 30, 2001 were audited by other auditors who have ceased operations.

As described in Note 1, the financial statements for the year ended September 30, 2001 have been restated as a result of the adoption of EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.  We audited the adjustments described in Note 1 to the financial statements that were applied to restate the 2001 financial statements and the transitional disclosures required by Statement of Financial Accounting Standards No. 142, included in Note 2.  In our opinion, such disclosures and adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 financial statements of Gardenburger, Inc. other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ KPMG LLP
Portland, Oregon
November 7, 2003, except as to Note 16 to the financial statements, which is as of December 29, 2003.

THIS REPORT IS A CONFORMED COPY
OF THE REPORT PREVIOUSLY ISSUED BY
ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY THAT FIRM.

Report of Independent Public Accountants

To the Board of Directors and Shareholders of
Gardenburger, Inc.:

We have audited the accompanying balance sheets of Gardenburger, Inc. (an Oregon corporation) as of September 30, 2001 and 2000 and the related statements of operations, shareholders’ equity (deficit) and cash flows for the years ended September 30, 2001 and 2000 and the nine months ended September 30, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

GARDENBURGER, INC.

BALANCE SHEETS

(In thousands, except share amounts)

	September 30,
	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$1,262	$2,760
Accounts receivable, net of allowances of $193 and $200	2,960	3,127
Inventories, net	9,191	9,093
Prepaid expenses	2,089	1,566
Total Current Assets	15,502	16,546

Property, Plant and Equipment, net of accumulated depreciation of $10,588 and $8,311	11,969	13,033
Other Assets, net of accumulated amortization of $1,397 and $1,902	757	1,483
Total Assets	$28,228	$31,062

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Short-term note payable	$2,183	$1,116
Current portion of long-term debt	1,833	1,901
Accounts payable	2,546	2,340
Payroll and related liabilities payable	704	722
Other current liabilities	2,299	222
Total Current Liabilities	9,565	6,301

Long-Term Debt, less current maturities	4,979	6,540
Convertible Notes Payable	18,672	17,596

Convertible Redeemable Preferred Stock, liquidation preference of $54,204 and $50,304 and 650,000 shares outstanding	51,012	45,835

Shareholders’ Equity (Deficit):
Preferred Stock, no par value, 5,000,000 shares authorized	—	—
Common Stock, no par value, 25,000,000 shares authorized; shares issued and outstanding: 9,002,101 and 9,002,101	11,189	11,189
Additional paid-in capital	12,500	12,500
Retained deficit	(79,689)	(68,899)
Total Shareholders’ Deficit	(56,000)	(45,210)
Total Liabilities and Shareholders’ Deficit	$28,228	$31,062

The accompanying notes are an integral part of these balance sheets.

GARDENBURGER, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended September 30,
	2003	2002	2001

Net sales	$49,447	$54,596	$50,751
Cost of goods sold	30,709	31,689	32,558
Gross margin	18,738	22,907	18,193

Operating expenses:
Sales and marketing	14,208	13,711	13,586
General and administrative	5,218	4,210	4,997
Legal settlement	—	(108)	—
Debt restructuring costs	—	716	—
Other general (income) expense, net	105	(424)	57
	19,531	18,105	18,640
Operating income (loss)	(793)	4,802	(447)

Other income (expense):
Interest income	11	33	91
Interest expense	(4,420)	(3,754)	(2,433)
	(4,409)	(3,721)	(2,342)
Income (loss) before cumulative effect of a change in accounting principle and preferred dividends	(5,202)	1,081	(2,789)
Cumulative effect of a change in accounting for goodwill	411	—	—
Income (loss) before preferred dividends	(5,613)	1,081	(2,789)
Preferred dividends	5,177	4,955	4,367
Net loss available for common shareholders	$(10,790)	$(3,874)	$(7,156)

Basic and diluted income (loss) per share before cumulative effect of a change in accounting principle and preferred dividends	$(0.58)	$0.12	$(0.31)

Basic and diluted loss per share for cumulative effect of a change in accounting principle	$(0.05)	$—	$—

Basic and diluted net loss per share	$(1.20)	$(0.43)	$(0.80)

Weighted average shares used in basic and diluted per share calculations	9,002	9,002	9,000

The accompanying notes are an integral part of these statements.

GARDENBURGER, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

For the Years Ended September 30, 2003, 2002 and 2001

(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Deficit	Total Shareholders’ Deficit
	Common Stock
	Shares	Amount

Balance at September 30, 2000	8,972,601	$11,153	$12,405	$(57,869)	$(34,311)

Exercise of common stock options	29,500	36	—	—	36
Accrual of preferred dividends	—	—	—	(4,367)	(4,367)
Loss before preferred dividends	—	—	—	(2,789)	(2,789)
Balance at September 30, 2001	9,002,101	11,189	12,405	(65,025)	(41,431)

Issuance of warrants	—	—	95	—	95
Accrual of preferred dividends	—	—	—	(4,955)	(4,955)
Income before preferred dividends	—	—	—	1,081	1,081
Balance at September 30, 2002	9,002,101	11,189	12,500	(68,899)	(45,210)

Accrual of preferred dividends	—	—	—	(5,177)	(5,177)
Loss before preferred dividends	—	—	—	(5,613)	(5,613)
Balance at September 30, 2003	9,002,101	$11,189	$12,500	$(79,689)	$(56,000)

The accompanying notes are an integral part of these statements.

GARDENBURGER, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended September 30,
	2003	2002	2001
Cash flows from operating activities:
Income (loss) before preferred dividends	$(5,613)	$1,081	$(2,789)
Adjustments to reconcile income (loss) before preferred dividends to net cash flows provided by operating activities:
Depreciation and amortization	3,236	3,403	2,068
Cumulative effect of a change in accounting for goodwill	411	—	—
Accrual of CapitalSource and Dresdner exit fees	1,349	1,006	—
Other non-cash expenses	—	(208)	1,840
(Gain) loss on sale of fixed assets	105	(119)	131
(Increase) decrease in:
Accounts receivable, net	167	386	585
Inventories, net	(98)	(1,762)	168
Prepaid expenses	(523)	(496)	1,009
Increase (decrease) in:
Accounts payable	206	381	83
Payroll and related liabilities	(18)	63	(752)
Other accrued liabilities	2,077	(593)	(578)
Net cash provided by operating activities	1,299	3,142	1,765

Cash flows from investing activities:
Payments for purchase of property and equipment	(1,962)	(10,109)	(683)
Proceeds from sale of property and equipment	—	211	675
Other assets, net	—	—	(4)
Net cash used in investing activities	(1,962)	(9,898)	(12)

Cash flows from financing activities:
Proceeds from (payments on) short-term note payable, net	1,067	(573)	(902)
Proceeds from long-term debt	—	8,000	—
Payments on long-term debt	(1,902)	(333)	—
Capitalized financing fees	—	(643)	—
Proceeds from exercise of common stock options and warrants	—	—	36
Net cash provided by (used in) financing activities	(835)	6,451	(866)

Increase (decrease) in cash and cash equivalents	(1,498)	(305)	887

Cash and cash equivalents:
Beginning of period	2,760	3,065	2,178
End of period	$1,262	$2,760	$3,065

The accompanying notes are an integral part of these statements.

GARDENBURGER, INC.

NOTES TO FINANCIAL STATEMENTS

1.                      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Gardenburger, Inc. was incorporated in Oregon in 1985 to provide a line of meatless food products in response to the public’s awareness of the importance of diet to overall health and fitness.  Toward this end, we developed and now produce and distribute frozen, meatless food products, consisting of veggie burgers and soy-based chicken, pork, and meatball products.  Our products are sold principally to retail and food service customers throughout the United States.

Liquidity and Fiscal 2004 Commitments

We anticipate funding our 2004 commitments out of operating cash flows and line of credit borrowings.  Based on our debt agreements (prior to the extension of the maturity dates as discussed in Note 16), cash required to meet our interest and principal payments on our debt outstanding at September 30, 2003 totals approximately $5.4 million in fiscal 2004 as follows (in thousands).

Interest deferred on convertible notes at September 30, 2003	$845
Additional interest on interest deferred at September 30, 2003	21
Fiscal 2004 interest on convertible notes	1,691
Principal payment due on long-term debt	1,833
Interest on long-term debt	561
Estimated interest on short-term note payable	351
Estimated unused line of credit fee related to short term note payable	48
Total	$5,350

See also Note 16. Subsequent Event.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Management believes that the estimates used are reasonable.  Significant estimates made by management include estimates for bad debts, excess and obsolete inventory, coupon liabilities and other trade spending liabilities.

Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities at the date of purchase of 90 days or less.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the short maturities of these financial instruments.  Our convertible notes are also considered a financial instrument, however, their fair value is not readily determinable due to their being held by a single entity and the lack of a public trading market.

Accounts Receivable and Allowances for Uncollectible Accounts

Credit limits are established through a process of reviewing the financial history and stability of each customer.  We regularly evaluate the collectibility of our trade receivable balances by monitoring past due balances.  If it is determined that a customer will be unable to meet its financial obligation, we record a specific reserve for bad debts to reduce the related receivable to the amount we expect to recover.  Historically, bad debts have not had a material effect on us.  If circumstances related to specific customers deteriorate, our estimates of the recoverability of receivables associated with those customers could materially change.

Inventories

Inventories are valued at standard cost, which approximates the lower of cost (using the first-in, first-out (FIFO) method) or market, and include materials, labor and manufacturing overhead.

Contract Origination Costs

Costs incurred for the origination of certain distribution and other contracts are included as a prepaid asset on our balance sheet and amortized over the life of the related contract, typically 12 months or less.  Such costs are refundable to us should the contract be terminated prior to completion.  At September 30, 2003 and 2002, prepaid assets included $513,000 and $203,000, respectively, of contract origination costs.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Significant improvements are capitalized and maintenance and repairs are expensed. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the lease term or the estimated useful life of the asset, whichever is shorter.  Property, plant and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate recoverability of property, plant and equipment to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  We performed such an analysis in the fourth quarter of fiscal 2003 and determined that no impairment existed.

Estimated useful lives are as follows:

Buildings and improvements	3 - 40 years
Office furniture and equipment	3 - 10 years
Machinery and equipment	7 - 30 years
Vehicles	5 years

Other Assets

Other assets include deferred financing fees and trademarks as of September 30, 2003.  Deferred financing fees are being amortized over the maturity period of the related debt, and trademarks are being amortized using the straight-line method over forty years.  Deferred financing fees and trademarks are reviewed for impairment and changes in their estimated remaining useful lives whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144. We evaluate recoverability by comparing the carrying amount of the assets to estimated future net undiscounted cash flows to be generated by the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  See also Note 2 New Accounting Pronouncements regarding the adoption of SFAS No. 142 and the write-off of our goodwill balance.

Segment Reporting

We disclose segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Based upon definitions contained within SFAS No. 131, we have determined that we operate in one segment.  In addition, virtually all sales are domestic, and all of our long-lived assets are located within the United States.

Concentrations of Credit Risk and Significant Customers

We invest our excess cash with high credit quality financial institutions, which bear minimal risk, and, by policy, limit the amount of credit exposure to any one financial institution.

For fiscal 2003, three customers accounted for approximately 13 percent, 12 percent and 9 percent of gross sales, respectively, and approximately 18 percent, 5 percent and 11 percent of the accounts receivable balance at September 30, 2003, respectively.

For fiscal 2002, three customers accounted for approximately 12 percent, 11 percent and 10 percent of gross sales, respectively, and approximately 14 percent, 7 percent and 13 percent of the accounts receivable balance at September 30, 2002, respectively.

For fiscal 2001, two customers accounted for approximately 10 percent of gross sales each and approximately 18 percent and 13 percent of the accounts receivable balance at September 30, 2001, respectively.

Historically, we have not incurred significant losses related to accounts receivable.

Revenue Recognition and Sales Incentives

Revenue from the sale of products is generally recognized at time of shipment to the customer.  Our revenue arrangements with our customers often include sales incentives and other promotional costs such as coupons, volume-based discounts and off-invoice discounts. These costs are typically referred to collectively as “trade spending.”  Pursuant to EITF No. 00-14, EITF No. 00-25 and EITF No. 01-09, these costs are recorded at the later of when revenue is recognized or when the sales incentive is offered, and are generally classified as a reduction of revenue.  We do not provide for a sales returns or warranty allowance since, historically, sales returns and warranty related costs have not been significant.

Shipping and Freight Charges

We incur costs related to shipping and handling of our manufactured products.  We expense these costs as incurred as a component of sales and marketing expense.  We also incur shipping and handling charges related to the receipt of raw materials, which are recorded as a component of cost of goods sold.  Payments received from customers for shipping and handling costs are included as a component of net sales upon recognition of the related sale.

Advertising Costs

Advertising costs, including media advertising, design and printing of coupons, and other advertising, which are included in sales and marketing expense, are expensed when the advertising first takes place.  Advertising expense was approximately $572,000 in 2003, $1.1 million in 2002 and $232,000 in 2001.

Slotting Fees

Slotting agreements refer to oral arrangements pursuant to which the retail grocer allows our products to be placed on the store’s shelves in exchange for a slotting fee. Slotting fees associated with a new product or a new territory are initially recorded as a prepaid asset and the related expense is recognized ratably over the 12-month period beginning with the initial introduction of the product as an offset to sales.  Typically, 12 months is the minimum period during which a retailer agrees to allocate shelf space.  If a slotting fee agreement were breached, we would pursue available legal remedies to enforce the agreement as appropriate.  Total slotting included in prepaid assets at September 30, 2003 and 2002 was $1.1 million and $934,000, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expense was approximately $235,000 in 2003, $222,000 in 2002 and $188,000 in 2001 and is included in sales and marketing expenses in the accompanying statements of operations.

Net Loss Per Share

Basic earnings (loss) per share (“EPS”) is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding.

Basic EPS and diluted EPS are the same for all periods presented since we were in a loss position in all periods.  Potentially dilutive securities that are not included in the diluted EPS calculation because they would be antidilutive are as follows (in thousands):

	September 30,
	2003	2002	2001
Stock options and warrants	5,045	5,651	4,113
Convertible notes	1,730	1,775	1,709
Convertible preferred stock	4,062	4,062	4,062
Total	10,837	11,488	9,884

Comprehensive Income Reporting

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in the equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive loss did not differ from currently reported net loss in the periods presented.

Stock Based Compensation Plans

We account for stock options using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Pursuant to SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure,” which we adopted in January 2003, we have computed, for pro forma disclosure purposes, the impact on net loss and net loss per share as if we had accounted for our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” as follows (in thousands, except per share amounts):

	Year Ended September 30,
	2003	2002	2001
Net loss available for common shareholders, as reported	$(10,790)	$(3,874)	$(7,156)
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(450)	(991)	(1,703)
Net loss, pro forma	$(11,240)	$(4,865)	$(8,859)

Basic and diluted net loss per share - as reported	$(1.20)	$(0.43)	$(0.80)
Basic and diluted net loss per share pro forma	$(1.25)	$(0.54)	$(0.98)

We used the Black-Scholes option pricing model and the following weighted average assumptions in calculating the value of all options granted during the periods presented:

	Year Ended September 30,
	2002	2001
Risk-free interest rate	4.50%	5.00%
Expected dividend yield	0%	0%
Expected lives	6.0 years	6.0 years
Expected volatility	96.53%	78.26%

Using the Black-Scholes methodology, the total value of options granted during fiscal 2002 and 2001 was $336,000 and $1.1 million, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically three to five years).  The weighted average per share fair value of options granted during 2002 and 2001 was $0.52 and $0.54, respectively.  There were no options granted during fiscal 2003.

Reclassifications

Certain reclassifications have been made to the prior years’ amounts to conform to the current year’s presentation.

As a result of the adoption of Emerging Issues Task Force (“EITF”) No. 01-09 “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products” in fiscal 2002, we reclassified certain sales incentives from sales and marketing expense to net revenues as follows for fiscal 2001:

2001
Net revenues as previously reported	$59,557
Sales incentives	(8,806)
Net revenues as adjusted	$50,751

Sales and marketing expense for the years ended September 30, 2001 also decreased by the respective sales incentive amount indicated in the above table.

2.                            NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 for a discussion of the adoption of SFAS No. 148.

SFAS No. 141 and SFAS No. 142

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this Statement in the first quarter of fiscal 2003.  Pursuant to SFAS No. 142, we evaluated our goodwill balance for impairment upon adoption of SFAS No. 142 utilizing the discounted cash flows method and determined that the entire goodwill balance of $411,000 was permanently impaired.  Accordingly, we wrote off our entire goodwill balance of $411,000 in the first quarter of fiscal 2003. Had we adopted SFAS No. 142 at the beginning of fiscal 2001, assuming no impairment charge, our net loss and net loss per share would have been as follows (in thousands, except per share amounts):

	Year Ended September 30,
	2002	2001
Net loss, as reported	$(3,874)	$(7,156)
Add back amortization	123	123
Net loss, as adjusted	$(3,751)	$(7,033)

Basic and diluted net loss per share, as reported	$(0.43)	$(0.80)
Effect of amortization add back	0.01	0.02
Basic and diluted net loss per share, as adjusted	$(0.42)	$(0.78)

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

SFAS No. 145

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for transactions occurring after May 15, 2002 and fiscal years beginning after May 15, 2002.  SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” and amends FASB Statement No. 13, “Accounting for Leases.”  SFAS No. 145 no longer requires extinguishment of debt to be shown as an extraordinary item.  The adoption of SFAS No. 145 in the first quarter of fiscal 2003 did not have any effect on our financial position, cash flows or results of operations, except for the reclassification of $716,000 of debt restructuring costs to operating expense from other expense in fiscal 2002.

SFAS No. 146

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets.  Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel.  SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value.  Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense.  SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  In accordance with SFAS No. 146, at September 30, 2003 we had an accrual related to the move of our corporate offices from Portland, Oregon to Irvine, California totaling $280,000.

SFAS No. 150

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how to classify and measure financial instruments with characteristics of both liabilities and equity.  It requires financial instruments that fall within its scope to be classified as liabilities.  SFAS No. 150 is effective as of June 1, 2003 for financial instruments entered into or modified on or after that date and, for pre-existing financial instruments, as of July 1, 2003. However, in October 2003, the FASB deferred indefinitely the provisions of SFAS No. 150 that relate to mandatorily redeemable, non-controlling interests.  We have reviewed the provisions of SFAS No. 150 and have determined that we are accounting for our financial instruments that have characteristics of both debt and equity in accordance with the provisions of SFAS No. 150.

3.         INVENTORIES

Detail of inventories at September 30, 2003 and 2002 is as follows (in thousands):

	2003	2002
Raw materials	$1,222	$1,761
Packaging and supplies	330	290
Finished goods	7,639	7,042
	$9,191	$9,093

4.         PREPAID EXPENSES

Prepaid expenses included $1.1 million and $934,000 of prepaid slotting fees, net of accumulated amortization, at September 30, 2003 and 2002, respectively.

5.         PROPERTY, PLANT AND EQUIPMENT

Detail of property, plant and equipment at September 30, 2003 and 2002 is as follows (in thousands):

	2003	2002
Building and improvements	$1,547	$1,346
Machinery and equipment	17,181	15,696
Office furniture and equipment	3,829	4,302
	22,557	21,344
Less accumulated depreciation	(10,588)	(8,311)
	$11,969	$13,033

6.         OTHER ASSETS

At September 30, 2003, other assets primarily included deferred financing fees and trademarks. At September 30, 2002, other assets also included goodwill.  See Note 2 for a discussion of the write-off of goodwill in the first quarter of fiscal 2003. The gross amount of deferred financing fees and trademarks and the related accumulated amortization were as follows (in thousands):

	September 30,
	2003	2002
Deferred financing fees	$1,689	$1,689
Accumulated amortization	(1,329)	(1,024)
	360	665

Trademarks	415	415
Accumulated amortization	(68)	(58)
	347	357
	$707	$1,022

Amortization expense was as follows during fiscal 2003 and 2002 (in thousands):

	Year Ended September 30,
	2003	2002
Deferred financing fees	$305	$308
Trademarks	$10	$10

Amortization of the deferred financing fees and trademarks is as follows over the next five fiscal years (in thousands):

	Deferred Financing Fees	Trade- marks
2004	$277	$10
2005	83	10
2006	—	10
2007	—	10
2008	—	10

7.         OTHER CURRENT LIABILITIES

Other current liabilities included $949,000 of accrued coupon liability and $845,000 of accrued interest at September 30, 2003.

8.         LEASE COMMITMENTS

Future minimum lease payments under operating leases at September 30, 2003 are as follows (in thousands):

Year Ending September 30,
2004	$702
2005	665
2006	678
2007	548
2008	134
Thereafter	—
Total	$2,727

Rental expense for the years ended September 30, 2003, 2002 and 2001 was $773,000, $1.6 million and $3.8 million, respectively.

9.                                      REVOLVING CREDIT AND TERM LOAN AND AMENDMENTS TO SUBORDINATED CONVERTIBLE NOTES AND CONVERTIBLE REDEEMABLE PREFERRED STOCK

On January 10, 2002, we entered into a Revolving Credit and Term Loan Agreement (as amended, the “Loan Agreement”) with CapitalSource Finance LLC (“CapitalSource”).  We also completed extensions to the maturity date of our subordinated convertible notes and the earliest mandatory redemption date applicable to our outstanding convertible redeemable preferred stock. For a discussion of amendments subsequent to September 30, 2003, see Note 16. Subsequent Event.

The Loan Agreement provides for an $8.0 million term loan and a $7.0 million line of credit (together, “the Loans”).  The $8.0 million of proceeds from the term loan and $1.05 million of proceeds from the line of credit were applied to purchase our food processing, production and other equipment used at our Clearfield, Utah, production facility, which had been leased under operating leases with Bank of America (“BA”) Leasing & Capital Corporation.  An additional $1.85 million of proceeds from the line of credit were used to repay our existing revolving credit facility, which was terminated, and certain fees of Wells Fargo Bank. The remaining balance available on the line of credit is being used as needed for working capital.  We paid a closing fee of $300,000 to CapitalSource (the “Closing Fee”).

As a condition to obtaining the new financing, we negotiated extensions to the maturities of our Convertible Senior Subordinated Notes (“Convertible Notes”) held by Dresdner Kleinwort Benson Private Equity Partners LP (“Dresdner”) and the earliest mandatory redemption date of our Series A Convertible Preferred Stock (“Series A Stock”) and Series B Convertible Preferred Stock (“Series B Stock”) then held by various investors.

In order to obtain the extension of maturity of our Convertible Notes from April 1, 2003, to March 31, 2005, we agreed to increase the interest rate on the notes from 7 to 10 percent, to pay a 20 percent premium at repayment or maturity of such notes, and to issue to Dresdner a warrant to purchase 557,981 shares of our common stock at an exercise price of $0.28 per share.

To achieve the extension of the earliest mandatory redemption date of our outstanding Series A and Series B preferred stock from December 31, 2004 to March 31, 2006, we agreed to pay a 10 percent premium on the accumulated liquidation preference and redemption price applicable to our preferred stock, payable upon redemption or any liquidation or deemed liquidation of Gardenburger.  In addition, we issued to preferred shareholders, pro rata in accordance with their holdings of preferred stock, warrants to purchase an aggregate of 557,981 shares of our common stock at an exercise price of $0.28 a share.  We accomplished the agreed changes to our preferred stock by creating two new series of preferred stock designated as Series C Convertible Preferred Stock (“Series C Stock”) and Series D Convertible Preferred Stock (“Series D Stock”) and exchanging shares of our outstanding Series A Stock and Series B Stock for such newly created Series C Stock and Series D Stock, respectively, on a five-for-one basis. Other than the modifications mentioned above, there were no substantive changes to the rights and privileges of the Series A and Series B compared to Series C and Series D. The 10 percent redemption premium, which totals $4.3 million, is being accreted over the redemption period.  At September 30, 2003, $1.8 million of the redemption premium has been accreted and is included in the preferred stock balance on the balance sheet.  The liquidation preference of the Series C and Series D Stock was $54.2 million at September 30, 2003.

Farallon Partners, L.L.C., and its affiliates, which together own approximately 30.8% of our Series C and Series D Stock, have a substantial equity interest in CapitalSource Holdings LLC, which controls CapitalSource.  An affiliate of Rosewood Capital III, L.P., which also owns approximately 30.8% of the Series C and Series D Stock, has a small (less than 2%) equity interest in CapitalSource Holdings LLC.  Two of our directors are employed by an affiliate of Rosewood Capital III, L.P.  Jason Fish, a director of Gardenburger until his resignation on January 8, 2002, is President of CapitalSource Holdings LLC and was a managing member of Farallon Partners, L.L.C. until June 2000.

Terms of the Loan Agreement

The Loan Agreement permits us to request advances under the $7.0 million line of credit up to the sum of 85 percent of eligible receivables and 60 percent of eligible inventory.  We must maintain a minimum balance under the line of credit of $1.0 million.  Advances will bear interest at an annual rate of the greater of i) prime plus 2.50 percent, or 6.50 percent at September 30, 2003; or ii) 8 percent.  The line of credit expires December 15, 2004.  At September 30, 2003, we had $2.2 million outstanding under the line of credit at an interest rate of 8 percent and $4.8 million was available and will be used as needed for future operating needs.

The $8.0 million term loan bears interest at an annual rate of prime plus 4.50 percent; however, in no event will the interest rate be less than 10 percent.  The interest rate during fiscal 2003 was 10 percent.  Interest under the term loan is payable monthly.

Under the terms of the Loan Agreement, proceeds from a sale of assets outside the ordinary course of business, from certain insurance recoveries, or from other listed events must be used to prepay the Loans.  Also, we must apply a portion of all excess cash flow (see definition below) we receive to reduce the outstanding balance of the term loan. As of September 30, 2003, we were not obligated to pay CapitalSource any amounts under the excess cash flow provision. Upon a change of control (see definition below), we must prepay the Loans in full.

Principal payments (prior to the extension of the maturity dates as discussed in Note 16), including a $750,000 exit fee, due under the term loan over the next five years are as follows (in thousands):

Year Ending September 30,
2004	$1,833
2005	5,233
2006	—
2007	—
2008	—
Total	$7,066

Amounts due but not paid under the term loan will be automatically drawn from the line of credit, subject to availability.  At September 30, 2003, we had $6.3 million of principal outstanding under this term loan at an interest rate of 10 percent and $0.5 million of accrued exit fees as described below.

The Loans are secured by our assets, including, without limitation, our accounts receivable, inventory, equipment, intellectual property and bank deposits. The Loan Agreement contains cross default provisions with respect to our other indebtedness, including the Convertible Notes.

We must pay to CapitalSource and any participating lenders an unused line of credit fee equal to 0.083 percent per month of unused amounts under the line of credit, which totaled $42,964 in fiscal 2003 and $35,044 in fiscal 2002.  In addition, we must pay to CapitalSource, as agent under the Loan Agreement, a collateral management fee of $4,167 per month.  Upon the earlier of prepayment in full of the term loan or its expiration date, we will pay a $750,000 exit fee.  We may elect to prepay the

Loans at any time.  The $750,000 exit fee is being amortized as additional interest expense over the life of the Loans, increasing the effective interest rate on the Loans.

Pursuant to the Loan Agreement, we are required to maintain compliance with the following financial covenants:

•                  a ratio of long-term indebtedness to earnings (as defined in the Loan Agreement) of not more than 2.5 to 1.00 (the “leverage ratio”);

•                  minimum earnings (as defined) of at least $6.0 million for the prior twelve months calculated as of each quarter (the “minimum adjusted EBITDA”);

•                  a ratio of earnings (as defined) to fixed charges, such as debt service payments, capital expenditures and taxes, of not less than 1.25 to 1.00 (the “fixed charge coverage ratio”); and excluding the $9.05 million buyout of its equipment capital leases during fiscal 2002, our capital expenditures may not exceed in the aggregate i) $2.2 million during fiscal 2002 and ii) $1.1 million during any fiscal year thereafter.

During fiscal 2003, the debt covenants were amended to exclude certain equipment purchases during fiscal 2003 for purposes of the financial covenants relating to capital expenditure limits and the fixed charge coverage ratio contained in the debt instruments.

In addition, we may not, among other restrictions, (1) incur any additional indebtedness other than accounts payable, except in certain limited circumstances, (2) create any liens on our assets, (3) invest in other entities, (4) pay dividends, redeem our capital stock (including preferred stock), or make unscheduled payments under our Convertible Notes (except as expressly permitted), (5) sell assets other than in the ordinary course, except in certain limited circumstances, (6) engage in any transaction with an affiliate, (7) amend our Articles of Incorporation or Bylaws in a manner that would be adverse to CapitalSource, or (8) enter into any contingent obligations or guarantee the obligations of another.

At September 30, 2003, we were out of compliance with the following debt covenants:

Covenant	Requirement	As calculated September 30, 2003	Required by
Minimum adjusted EBITDA	$6.0 million	$2.1million	CapitalSource and Dresdner
Maximum leverage ratio	2.50:1.00	3.97:1.00	CapitalSource and Dresdner
Minimum fixed charge coverage ratio	1.25:1.00	0.34:1.00	CapitalSource and Dresdner

In December 2003, we received waivers of compliance from both CapitalSource and Dresdner for the non-compliance with the covenants as of September 30, 2003.  See Note 16 Subsequent Events for a discussion of amendments to our debt agreements in December 2003.

Convertible Notes and Warrant Agreement with Dresdner

We entered into a Second Amendment to Note Purchase Agreement, an Amended and Restated Convertible Senior Subordinated Note (the “Restated Convertible Note”) with Dresdner, and a Warrant Agreement, each dated January 10, 2002, in connection with the extension of the maturity date under the Convertible Notes from April 1, 2003, to March 31, 2005.  In addition, under the terms of the Restated Convertible Note, we agreed to (i) increase the interest rate on the Convertible Notes from 7 to 10 percent and (ii) pay a 20 percent premium on the principal plus accrued but unpaid interest on the Convertible Notes at repayment or maturity.  The Restated Convertible Note remains convertible into common stock at the election of the holder; the conversion price at September 30, 2003 was $9.78 per share, which was not affected by the amendment.  Interest is payable in cash semi-annually to the extent of availability under the CapitalSource line of credit.  At September 30, 2003, there was approximately $16.9 million of principal and $1.8 million of accrued exit fees included in convertible notes payable on our balance sheet.

The exit fees are being amortized as additional interest expense over the life of the loan, increasing the effective interest rate on the loan.

In addition, we agreed with Dresdner in September 2003 to the deferral of our interest payment totaling $845,000, which was due September 30, 2003 on the Convertible Note, to no later than December 31, 2003.  Accordingly, we included the $845,000 on our balance sheet as of September 30, 2003 in other current liabilities.  The unpaid interest accrues interest at the rate of 10% per annum until paid.

We are required to apply a portion of excess cash flow (as defined below) to repay accrued interest and the outstanding principal amount of the Restated Convertible Note, subject to certain specified exceptions.  We must, at all times, pay 50 percent of excess cash flow to pay down indebtedness to CapitalSource and to Dresdner in specified proportions.  As of September 30, 2003, we were not obligated to pay any amounts to Dresdner or CapitalSource under the excess cash flow provision.

The Note Purchase Agreement contains financial covenants which are the same as those in the Loan Agreement, but in each case slightly more favorable to us. The Restated Convertible Note also contains subordination provisions with respect to the Loans and cross default provisions with respect to our other indebtedness, including the Loans.  See the discussion above regarding being out of compliance with our debt covenants at September 30, 2003.

In addition, under the terms of the Warrant Agreement, we issued to Dresdner an immediately exercisable warrant with a ten-year term to purchase 557,981 shares of our common stock at a price of $0.28 per share, subject to anti-dilution adjustments.  We granted registration rights to Dresdner with respect to shares issuable upon exercise of its warrant.

Series C and Series D Preferred Stock

We and the holders of our outstanding Series A Stock and Series B Stock entered into a Preferred Stock Exchange Agreement dated January 10, 2002 (the “Exchange Agreement”) in connection with the extension of the earliest date on which the holders of our preferred stock could require that their shares be redeemed, and certain other changes.  This extension was a condition to funding under the Loan Agreement and closing of the Second Amendment to Note Purchase Agreement.  Under the terms of the Exchange Agreement, holders of Series A Stock and Series B Stock agreed to exchange all of their outstanding shares of Series A Stock and Series B Stock for newly created Series C Stock and Series D Stock, respectively, at an exchange ratio of five shares of Series A Stock for each share of Series C Stock and five shares of Series B Stock for each share of Series D Stock. In addition, we issued to preferred shareholders immediately exercisable warrants with a ten-year term to purchase an aggregate of 557,981 shares of our common stock, exercisable at a price of $0.28 per share, subject to anti-dilution adjustments. We granted holders of our preferred stock registration rights with respect to shares to be issued upon exercise of the warrants, including both demand and piggy-back registration rights.

The terms of each new series of Preferred Stock provide participants in the exchange with identical rights, preferences, and privileges as were applicable to the prior Series A Stock and Series B Stock, except that the terms of Series C Stock and Series D Stock provide for a 10 percent premium on any liquidation or redemption and for an earliest date on which holders may require redemption of their shares of March 31, 2006, instead of December 31, 2004.  The premium is being accreted over the redemption period.  At September 30, 2003, we had accrued $1.8 million in relation to the redemption premium.  As a result of the exchange, we have outstanding 552,500 shares of Series C Stock and 97,500 shares of Series D Stock, which are convertible into the same number of common shares as the Series A Stock and Series B Stock prior to the exchange.  No shares of Series A Stock and Series B Stock remain outstanding.

Accounting for Changes to Convertible Notes and Preferred Stock

We are accounting for the term revisions, including the fair value of the common stock warrants and exit fee premiums, in accordance with SFAS No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings.”  Accordingly, we are accounting for the effects of the debt restructuring on a prospective basis from the date of restructuring and no gain or loss was recorded on the date of restructuring.  We computed an effective interest rate and preferred dividend taking into consideration the imputed value of the revised terms, which is being applied as of the restructuring date through the maturity dates.

Definitions

Previously used terms are defined as follows:

•                  Excess Cash Flow – for any fiscal year, this is an amount equal to the sum of: i) consolidated net income or loss; ii) depreciation, amortization, accrued non-cash interest expense and all other non-cash charges deducted in arriving at consolidated net income or loss; iii) net cash proceeds from the sale, lease, transfer or other disposition of assets that is not reinvested in other collateralized assets or required to be applied to mandatory prepayments or payments on the Loans; iv) the net loss on the sale, lease, transfer or other disposition of assets; and v) the amount of any tax credits or refunds received less the sum of a) non-financed capital expenditures; b) payments required by and paid on the Loans and voluntary prepayments made on the Loans; c) the net gain on the sale, lease, transfer or other disposition of assets, other than sales in the ordinary course of business; and d) an amount equal to the increase in working capital during the period.

•                  Change of Control – the occurrence of any of the following: i) a merger, consolidation, reorganization, recapitalization or share or interest exchange, sale or transfer or any other transaction or series of transactions in which any person or group of affiliated persons or persons acting together, own more than 45% of the combined voting power of our then outstanding securities, calculated on a fully diluted basis; ii) a direct or indirect sale, transfer or other conveyance or disposition, in any single transaction or series of transactions, of all or substantially all of our assets; iii) any change of control or sale or disposition or similar event as defined in any document governing indebtedness of more than $50,000 of such person which gives the holder of such indebtedness the right to accelerate or otherwise require payment of such indebtedness prior to the maturity date thereof; iv) Rosewood Capital III, L.P. and Farallon Capital Partners, L.P., or their affiliates, acting together, cease to have the voting power to elect two directors to our Board of Directors; v) Scott C. Wallace ceases to be employed as our Chief Executive Officer or otherwise becomes disabled and is not replaced within thirty days by an interim Chief Executive Officer, and within one hundred twenty days by a permanent Chief Executive Officer, each to the lender’s satisfaction, or any such replacement Chief Executive Officer ceases such employment or otherwise becomes disabled unless replaced in the same time periods; and vi) a sale of Gardenburger.

•                  Earnings for the purpose of calculating financial covenants – net income or loss determined in conformity with GAAP, plus: i) interest expense; ii) taxes on income, whether paid, payable or accrued; iii) depreciation expense; iv) amortization expense; v) non-cash dividends on preferred stock; vi) all other non-cash, non-recurring charges and expenses, excluding accruals for cash expenses made in the ordinary course of business; and vii) certain agreed upon adjustments, all of the foregoing determined in accordance with GAAP, less all non-cash income.

10.       INCOME TAXES

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes.”  We realize tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions).  For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to additional paid-in capital.  There were no tax benefits realized related to stock options in fiscal 2003, 2002 or 2001.

Our provision (benefit) for income taxes is as follows (in thousands):

	Year Ended September 30,
	2003	2002	2001
CURRENT:
Federal	$(1,935)	$441	$—
State	(251)	57	—
	(2,186)	498	—
DEFERRED	2,186	(498)	—
	$—	$—	$—

Total deferred income tax assets were $23.6 million and $21.1 million and liabilities were $1.2 million and $935,000 at September 30, 2003 and 2002, respectively, prior to the consideration of any valuation allowance.  Individually significant temporary differences are as follows (in thousands):

	September 30,
	2003	2002
Net operating loss carryforwards	$21,685	$19,119
Provision for trade promotions and discounts	584	719
Book/tax depreciation difference	(1,186)	(1,008)

Total net deferred tax assets were $22.4 million and $20.2 million as of September 30, 2003 and 2002, respectively.  In accordance with SFAS No. 109, we have recorded a valuation allowance against the entire amount of net deferred tax assets as of September 30, 2003 and 2002 as a result of recurring operating losses in recent years.

We have tax net operating loss carryforwards, totaling $56.5 million, which expire as follows: 2013: $10.8 million; 2019: $31.6 million; 2020: $3.0 million; 2021: $4.4 million; and 2022: $5.0 million.  However, in conjunction with the redemption of our Series A and Series B Convertible Redeemable Preferred Stock and the issuance of our Series C and Series D Convertible Redeemable Preferred Stock in January 2002, we experienced an ownership change as defined in the Internal Revenue Code and, accordingly, the use of our pre-January 2002 net operating losses are subject to an annual limitation of approximately $2.4 million.  Our net operating losses may be limited further in the future due to additional changes in the ownership of Gardenburger.

The reconciliation between the effective tax rate and the statutory federal income tax rate is as follows:

	Year Ended September 30,
	2003	2002	2001
Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal income tax benefit	(4.4)	(4.4)	(4.4)
Preferred dividends	18.4	49.1	23.4
Trademark and goodwill amortization	—	0.9	0.5
Meals and entertainment	0.1	0.4	0.2
Effect of change in valuation allowance	20.2	(12.9)	14.2
Other	(0.3)	0.9	0.1
Effective tax rate	0.0%	0.0%	0.0%

11.          CONVERTIBLE REDEEMABLE PREFERRED STOCK

We have outstanding 552,500 shares of Series C Stock and 97,500 shares of Series D Stock, which are convertible into 2,762,500 and 1,300,000 shares (subject to antidilution adjustments) of our common stock, respectively, at any time at the discretion of the holder.

The Series C and Series D Stock may be redeemed at any time after March 31, 2006 at the election of the holders or, under certain conditions, at our discretion.  A 10 percent premium will be paid on any liquidation or redemption of the Series C and Series D Stock. In addition, both series of preferred stock are entitled to a 12 percent cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of Gardenburger.

The difference between the aggregate consideration of $32.5 million and the net proceeds of $30.2 million received upon the original sale of the Series A and Series B Stock is being accreted, in addition to the 10 percent premium that will be paid upon redemption, as additional preferred dividends over the period until redemption (March 31, 2006).

See Note 9 for additional information.

12.          SHAREHOLDERS’ EQUITY

Preferred Stock

We have authorized 5,000,000 shares of preferred stock, of which 650,000 shares have been issued (see Note 11).  Such stock may be issued by the Board of Directors in one or more series, with the preferences, limitations and rights of each series to be determined by the Board of Directors.

Preferred Share Purchase Rights

In April 1996, we declared a dividend distribution of one preferred share purchase right on each outstanding share of our common stock.  Each right, when exercisable, will entitle shareholders to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $47 per share.  The rights will become exercisable if a person or group (an “Acquiring Person”) acquires 15 percent or more of our common stock (with certain exceptions) or announces a tender offer for 15 percent or more of the common stock.  With the exception of certain cash tender offers, if a person becomes an Acquiring Person, or in the event of certain mergers with an Acquiring Person, the rights will become exercisable for shares of common stock with a market value of two times the exercise price of the right. Our Board of Directors is entitled to redeem the rights at $.01 per right at any time before an Acquiring Person has acquired 15 percent or more of the outstanding common stock.

Restrictions on Dividends

No cash dividends may be paid on our common stock unless dividends have been paid on all outstanding shares of our Series C and Series D Convertible Preferred Stock in an amount equal to 12% cumulative dividends accrued on such preferred shares through the record date for the common stock dividend (or, if greater, the amount of the common stock dividend payable on the preferred shares on an as-converted basis). The quarterly dividend accruing on the preferred shares is $975,000.  In addition, we are prohibited from paying cash dividends or redeeming any of our capital stock under the terms of the Loan Agreement and the Restated Convertible Note held by Dresdner.

Stock Plan Options

In February 2001, our shareholders approved the 2001 Stock Incentive Plan (the “2001 Plan”) to replace our 1992 First Amended and Restated Combination Stock Option Plan (the “1992 Plan”), which was scheduled to expire in January 2002. Upon approval of the 2001 Plan, we no longer granted awards under the 1992 Plan.  The 2001 Plan provides for stock-based awards to employees, officers, directors and consultants.  Awards that may be granted under the 2001 Plan include stock options, in the form of incentive stock options (“ISOs”) and non-statutory stock options (“NSOs”), stock appreciation rights, restricted awards, performance awards, and other stock-based awards.

The exercise price per share generally must be at least 100 percent of the fair market value of a share of common stock on the date the option is granted for ISOs, 75 percent for NSOs and 25 percent for deferred compensation options. The Stock-Based Awards Committee of our Board of Directors determines the vesting and other terms of the awards under the 2001 Plan.  Vesting for certain options may accelerate upon a change in control.  Options granted under the 2001 Plan and the 1992 Plan generally vest over a three to five year period.

The 2001 Plan permits the issuance of up to 1,400,000 million shares of our common stock plus 1,951,023 shares available under the 1992 Plan.  In addition, if awards granted under the 1992 Plan are forfeited or expire, shares of common stock reserved for such forfeited or expired awards become available for issuance under the 2001 Plan.  As of September 30, 2003, we had 3,351,023 shares of common stock reserved for issuance under the 2001 Plan and the 1992 Plan combined.

Activity under the 1992 Plan and the 2001 Plan is summarized as follows (in thousands, except per share amounts):

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price
Balances, September 30, 2000	546	1,405	$8.86
Additional shares reserved	1,400	—	—
Options granted	(1,943)	1,943	0.80
Options canceled	535	(535)	7.33
Balances, September 30, 2001	538	2,813	3.58
Options granted	(645)	645	0.68
Options canceled	216	(216)	2.84
Balances, September 30, 2002	109	3,242	3.05
Options canceled	606	(606)	1.87
Balances, September 30, 2003	715	2,636	$3.32

Non-Plan Options

On March 10, 1992, we granted a non-statutory stock option to our then Chief Executive Officer exercisable for 1,650,000 shares of our common stock.  Such option was exercisable for a period of ten years from the date of grant at an exercise price of $1.00 per share, the fair market value of our common stock on the date of grant.  On May 8, 2001, we extended the exercise period of the non-statutory stock option for an additional two years and on December 3, 2003, for an additional three years and this option now expires January 31, 2007.

Portions of the option have been exercised as follows:

Fiscal Year	Shares Received Upon Exercise
1996	625,000
2000	45,000
2001	30,000

At September 30, 2003, an option to purchase 950,000 shares of common stock remained outstanding and exercisable in full and 950,000 shares of our common stock were reserved for issuance under this option grant.

On April 14, 1996, we granted an option to our then Chief Executive Officer exercisable for 300,000 shares of our common stock.  Pursuant to the terms of the original grant, such option is exercisable for a period of five years from the Chief Executive Officer’s termination date of August 4, 2000 at an exercise price of $8.69 per share.  At September 30, 2003, the entire option remained outstanding, and we had 300,000 shares of common stock reserved for issuance under this option grant.

During 1999, we granted options to certain employees and two consultants covering a total of 80,000 shares of our common stock at an average exercise price of $11.16 per share.

Activity related to these options is as follows:

Fiscal Year	Shares Cancelled	Average Exercise Price
2000	15,332	$11.63
2001	22,001	11.35
2002	6,667	11.63

At September 30, 2003, options covering 36,000 shares of common stock were outstanding at an average exercise price of $10.76 and 36,000 shares of our common stock were reserved for issuance under these options.  The fair value of options granted to non-employees was not material.

On March 1, 2000, we granted options to the members of our Board of Directors covering a total of 14,500 shares of our common stock.  Such options are exercisable for a period of ten years from the date of grant at an exercise price of $5.69 per share, subject to a one-year vesting period.  During fiscal 2001, options covering 7,000 shares of common stock were canceled and at September 30, 2003, options covering 7,500 shares of common stock were outstanding and reserved for issuance under these option grants.

The following table summarizes information about all stock options outstanding at September 30, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 9/30/03	Weighted Average Remaining Contractual Life - Years	Weighted Average Exercise Price	Number of Shares Exercisable at 9/30/03	Weighted Average Exercise Price
$0.4150 - $1.3563	2,432,750	4.9	$0.7318	1,545,297	$0.8292
1.3564 - 2.7125	290,583	7.4	1.6492	159,832	1.6933
5.4251 - 6.7813	216,920	4.9	6.4644	216,920	6.4644
6.7814 - 8.1375	229,000	2.2	7.5839	229,000	7.5839
8.1376 - 9.4938	507,550	2.0	8.7205	507,550	8.7205
9.4939 - 10.8500	37,420	5.5	10.0625	37,420	10.0625
10.8501 - 12.2063	174,900	1.4	11.6414	174,900	11.6414
12.2064 - 13.5625	40,000	2.8	12.7188	40,000	12.7188
$0.4150 - $13.5625	3,929,123	4.4	$3.244	2,910,919	$4.1356

At September 30, 2002 and 2001, options covering 2,596,368 and 2,182,675 shares of our common stock, respectively, were exercisable at weighted average exercise prices of $4.76 per share and $5.40 per share, respectively.

Warrants

In January 2002, in conjunction with amendments to our Convertible Notes and Convertible Redeemable Preferred Stock, we issued warrants exercisable for a total of 1,115,962 shares of our common stock at an exercise price of $0.28 per share.  The warrants are immediately exercisable and expire 10 years from the date of grant.  As of September 30, 2003, none of these warrants had been exercised and we had 1,115,962 shares of our common stock reserved for future issuance related to these warrants. The value of the warrants, utilizing the Black-Scholes methodology, was $95,000 and was expensed during fiscal 2002.

13.          401(k) PLAN

We have a 401(k) Salary Deferral Plan, which covers all employees who have reached the age of 18. The covered employees may elect to have an amount deducted from their wages for investment in a retirement plan.  We match 100 percent of employee contributions up to two percent of compensation.  Our contribution to this plan was approximately $117,000 in 2003, $115,000 in 2002 and $124,000 in 2001.

14.     SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows (in thousands):

	2003	2002	2001
Cash paid during the period for interest	$2,017	$2,371	$322
Cash paid during the period for income taxes	7	12	5
Issuance of additional Convertible Notes in lieu of cash payment of interest expense on Convertible Notes	—	—	2,364
Non-cash preferred dividends	5,177	4,955	4,367

15.     RELATED PARTY TRANSACTIONS

Farallon Partners, L.L.C., and its affiliates, which together own approximately 30.8% of our Series C and Series D Stock, have a substantial equity interest in CapitalSource Holdings LLC, which controls CapitalSource (see Note 9).  An affiliate of Rosewood Capital III, L.P., which also owns approximately 30.8% of our Series C and Series D Stock, has a small (less than 2%) equity interest in CapitalSource Holdings LLC.  Two of our directors are employed by an affiliate of Rosewood Capital III, L.P.  Jason Fish, a director until his resignation on January 8, 2002, is President of CapitalSource Holdings LLC and was a managing member of Farallon Partners, L.L.C. until June 2000.

Richard L. Mazer, a director, is Director and Chief Operating Officer of Ventura Foods, LLC.  Beginning in the latter part of fiscal 2001, we began purchasing barbecue sauce from Ventura Foods and, during fiscal 2003, 2002 and 2001, we paid Ventura Foods $735,000, $380,000 and $22,000, respectively, for the barbecue sauce.

16.     SUBSEQUENT EVENT

In order to address issues relating to our ability to meet our financial obligations and to address non-compliance with certain of our financial covenants, we entered into amendments to our Loan Agreement with CapitalSource and our Convertible Notes held by Dresdner in late December 2003, following fiscal year-end.  See Note 9 above for a discussion of the terms of the Loan Agreement and Convertible Notes as of September 30, 2003.

The amendments extend the maturity of the Loan Agreement from December 15, 2004 to January 31, 2007 and of the Convertible Notes from March 31, 2005 to June 15, 2007, subject to (i) shareholder approval of an amendment to our Restated Articles of Incorporation (“Articles”) or (ii) the exchange of all of our preferred stock for new preferred stock, in each case giving us the right to extend the earliest date that the holders of our preferred stock can demand redemption to June 30, 2008.  If the required shareholder approval of the Articles amendment is not received and we are not able to effect an exchange of at least two-thirds of our outstanding shares of preferred stock for new preferred stock with the later redemption date, the maturity dates will revert to their original dates of December 15, 2004 for the Loan Agreement and March 31, 2005 for the Convertible Notes.  If the required shareholder approval is not obtained, but we are able to exchange at least two-thirds of our outstanding shares of preferred stock for new preferred stock with an earliest redemption date of June 30, 2008, the maturity date on our Loan Agreement will become December 10, 2005, while the maturity date on the Convertible Notes will become March 25, 2006. To be approved by shareholders, the Articles amendment must be approved by the holders of our preferred stock voting as a separate voting group and by the holders of our preferred stock and common stock voting as a single voting group.  We have received non-binding indications from holders of approximately 90% of our Series C and Series D Stock that they intend to vote for the amendment of our Articles.

We also negotiated amendments to our financial covenants in the Loan Agreement and the Convertible Notes to levels that we believe we will be able to achieve.  Beginning December 31, 2003, we are required under the Loan Agreement to maintain compliance with the following financial covenants, measured quarterly unless otherwise noted:

•                  a maximum ratio of long-term indebtedness to earnings (as defined below) ranging from a high of 3.60:1.00 for the quarter ended March 31, 2004, to a low of 2.50:1.00 for each quarter ending after June 30, 2004;

•                  minimum earnings for a rolling 12-month period, as adjusted to exclude certain expenses and non-cash charges, ranging from a low of $3,000,000 for the quarter ended June 30, 2004, to a high of $6,000,000 for the quarter ended September 30, 2005, and thereafter (“minimum adjusted EBITDA”);

•                  a minimum senior fixed charge coverage ratio (which excludes from fixed charges interest expense and accrued premium on the Convertible Notes) ranging from a low of 0.90:1.00 for the quarter ended June 30, 2004, to a high of 1.57:1.00 for the quarter ended June 30, 2005;

•                  a minimum fixed charge coverage ratio of 1.10:1.00 for the quarter ended September 30, 2005 and 1.25:1.00 thereafter; and

•                  capital expenditures in an amount per fiscal year not exceeding $1,200,000 for the fiscal year ending September 30, 2004, and $1,100,000 for fiscal years ending thereafter.

The financial covenants applicable to the Convertible Notes are similar, but in each case slightly less restrictive.

We also received waivers of non-compliance with our financial covenants as of September 30, 2003 from CapitalSource and Dresdner and an agreement by Dresdner that future failures to pay interest on the Convertible Notes when due will not be deemed, under specified conditions, to be an event of default under the Convertible Notes.

In consideration of the maturity date extensions, the financial covenant amendments, and the waivers, we agreed to pay a loan amendment fee to CapitalSource of approximately $130,000 and to pay interest on the unpaid principal and accrued interest on the Convertible Notes at the annual rate of 13% rather than 10%, which is the default interest rate provided in the notes beginning October 1, 2003, and continuing until our interest payments to Dresdner are brought current. The Loan Agreement as amended prohibits us from paying interest to Dresdner prior to September 30, 2004, and permits us to pay interest to Dresdner on or after September 30, 2004, only if and to the extent that we comply with specified financial covenants and levels of capital availability.

Independent Auditors’ Report

The Board of Directors
Gardenburger, Inc.:

Under date of November 7, 2003, we reported on the balance sheets of Gardenburger, Inc. (an Oregon corporation) as of September 30, 2003 and 2002, and the related statements of operations, shareholders’ deficit and cash flows for each of the years in the two-year period ended September 30, 2003, which are included in this Form 10-K for the period ended September 30, 2003.  In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule in this Form 10-K for each of the years in the two-year period ended September 30, 2003.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.  The financial statement schedule in this Form 10-K for the year ended September 30, 2001 was audited by other auditors who ceased operations.  Those auditors expressed an unqualified opinion on the financial statement schedule.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 2, the financial statements for each of the years ended September 30, 2002 and 2001 have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of October 1, 2002.  As discussed above, the financial statements of Gardenburger, Inc. for the year ended September 30, 2001 were audited by other auditors who have ceased operations.

As described in Note 1, the financial statements for the year ended September 30, 2001 have been restated as a result of the adoption of EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.  We audited the adjustments described in Note 1 to the financial statements that were applied to restate the 2001 financial statements and the transitional disclosures required by Statement of Financial Accounting Standards No. 142, included in Note 2.  In our opinion, such disclosures and adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 financial statements of Gardenburger, Inc. other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ KPMG LLP
Portland, Oregon
November 7, 2003, except as to Note 16 to the financial statements which is as of December 29, 2003.

SCHEDULE II

GARDENBURGER, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe	Deductions -Describe (a)	Balance at End of Period

Year Ended September 30, 2001:

Reserves deducted from asset accounts:

Allowance for uncollectible accounts	$264	$40	$—	$38	$266

Year Ended September 30, 2002:

Reserves deducted from asset accounts:

Allowance for uncollectible accounts	$266	$—	$—	$66	$200

Year Ended September 30, 2003:

Reserves deducted from asset accounts:

Allowance for uncollectible accounts	$200	$—	$—	$7	$193

(a)  Charges to the account included in this column are for the purposes for which the reserve was created.