Form 10-K/A
period 2003-09-30
GARDENBURGER INC
filed 2004-01-29
CIK 859735

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

Documents Incorporated by Reference

None.

GARDENBURGER, INC.

2003 FORM 10-K/A ANNUAL REPORT

EXPLANATORY NOTE

Gardenburger, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2003, as filed with the Securities and Exchange Commission on December 29, 2003 (the “Form 10-K”). The purpose of this Amendment is to provide the information in Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K that was to be incorporated by reference from Gardenburger’s proxy statement for its 2004 Annual Meeting of Shareholders which had been expected to be filed within 120 days after fiscal year end.  The complete text of Items 10, 11, 12, 13 and 14 of Part III is set forth below.  In addition, Item 15 of Part IV of the Form 10-K is amended and restated in its entirety in order to include new exhibits 31.1 and 31.2.

PART III

Item 10.  Directors and Executive Officers of the Registrant

BOARD OF DIRECTORS

There are no family relationships among our executive officers and directors. Following are the members of our board of directors as of December 31, 2003 and their biographical information:

Name	Position	Age	Director Since
Kyle A. Anderson	Director	47	1999
Charles E. Bergeron	Director	58	2003
Alexander P. Coleman	Director	36	1998
Richard L. Mazer	Director	58	1998
Kevin M. Reilly	Director	39	2003
Scott C. Wallace	President, Chief Executive Officer and Chairman of the Board	48	2001
Paul F. Wenner	Founder and Director	56	1985

Kyle A. Anderson is a founding member of Rosewood Capital Associates, L.L.C., the general partner of Rosewood Capital III, L.P., a private equity investment fund focused on growth companies in the consumer and business services sectors and the owner of approximately 32% of the Series C and Series D Shares.  Prior to joining Rosewood Capital Associates in 1988, Mr. Anderson was a Vice President in the mergers and acquisitions department at First Boston Corporation, an investment banking firm, for seven years. Mr. Anderson earned a B.A. from Princeton University and an M.B.A. from Columbia University.  Mr. Anderson serves on the Board of Directors of Rubio’s Restaurants, Inc.

Charles E. Bergeron has been Managing Director of Fuller Trident Group – Oregon, a regional investment banking firm, located in Portland, Oregon, since April 2003.  He was Chief Financial Officer of Epitope, Inc. (predecessor to OraSure Technologies, Inc.), a developer, manufacturer and marketer of oral specimen collection devices and diagnostic products, from January 1998 to December 2000 and Interim President from October 1999 to February 2000. He had previously served as Chief Financial Officer of Epitope Medical Products, a wholly-owned subsidiary of Epitope, Inc., from September 1997 to January 1998.  Mr. Bergeron joined Epitope, Inc. in August 1993 as President and Chief Executive Officer of Agrimax Floral Products, Inc., then a wholly-owned subsidiary of Epitope, Inc.  From 1978 to 1992, Mr. Bergeron was Senior Vice President, Finance of Freightliner Corporation, a Portland, Oregon, truck manufacturer. He holds a B.S. degree in management engineering and an M.S. degree in management science from Rensselaer Polytechnic Institute and an M.B.A. degree from Columbia University.

Alexander P. Coleman has been Managing Investment Partner for Dresdner Kleinwort Capital LLC, a global financial investment firm and an affiliate of Dresdner Bank AG, since January 1996.  Mr. Coleman has been designated as a nominee for election as a Director pursuant to the agreement between Gardenburger and Dresdner Kleinwort Benson Private Equity Partners LP (“Dresdner”) under which Dresdner acquired $15,000,000 principal amount of a Convertible Senior Subordinated Note issued by Gardenburger in March 1998.  Mr. Coleman received an M.B.A. from the University of Cambridge and a B.A. in Economics from the University of Vermont.  Mr. Coleman is a member of the Board of Directors of KMC Telecom, Inc.

Richard L. Mazer has been Executive Vice President and Chief Operating Officer of Ventura Foods, LLC, a food processor, since December 1997.  Mr. Mazer has been involved in the food industry for more than 15 years, including through his strategic and financial consulting company, The Mazer Group, from 1992 to 1997.  Mr. Mazer is on the Board of Trustees of Food for All (formerly Food Industry Crusade Against Hunger), a charitable organization.  Mr. Mazer received B.S. degrees in Economics and Management from Massachusetts Institute of Technology.

Kevin M. Reilly was appointed as a Director on December 3, 2003.  Mr. Reilly has been a principal at Rosewood Capital Associates, L.L.C. since 1998.  From 1994 to 1998, he served as Chief Financial Officer at HAL Investments Inc., a Dutch investment firm.  From 1988 to 1994, Mr. Reilly was a Manager at Arthur Andersen & Co., a public accounting firm.  Mr. Reilly earned a B.S. and an M.B.A. from the University of California at Berkeley.

Scott C. Wallace joined Gardenburger as President and Chief Executive Officer on January 15, 2001.  Mr. Wallace also became Chairman of the Board in May 2002.  Prior to joining Gardenburger, Mr. Wallace served in various positions at Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) since 1994, including President and Chief Executive Officer beginning in 1999, President and Chief Operating Officer from 1998 to 1999, and as President — North America Division prior to that.  Before accepting a position at Mauna Loa, Mr. Wallace held a management position at E.J. Brach Corporation, a candy producer, for six years, and sales positions at Eastman Kodak Company, a manufacturer of camera equipment, and Procter and Gamble, a consumer products company.  Mr. Wallace received a B.S. in Economics from San Francisco State University.

Paul F. Wenner, presently our Chief Creative Director, founded Gardenburger in 1985 as a sole proprietorship and acted as its Vice President from the date of its incorporation until December 1989, when he became President, Chief Executive Officer and Chairman of the Board.  As Chief Creative Director, Mr. Wenner provides advice regarding new product development and assistance with marketing efforts.  Mr. Wenner relinquished his duties as President in 1994 and as Chairman of the Board in 1995.  From 1980 through 1984, he owned and operated the Garden House Restaurant and Gourmet Cooking School, where he developed the Gardenburger® veggie patty.  The school was affiliated with Mt. Hood Community College’s evening educational curriculum.  Mr. Wenner received two Associate of Arts degrees from Mt. Hood Community College.

AUDIT COMMITTEE

We have a standing Finance and Audit Committee (the “Audit Committee”), which was composed of Mr. Bergeron (beginning May 1, 2003) (Committee Chair), Mr. Coleman, Mr. Mazer and Ronald C. Kesselman, a former director who resigned his position on December 4, 2003.

AUDIT COMMITTEE FINANCIAL EXPERT

As required by the Sarbanes-Oxley Act of 2002, our Board of Directors has determined that one member of our Audit Committee, Charles E. Bergeron, has the qualifications to be an “audit committee financial expert” as defined in the SEC’s rules and regulations and also meets the standards of independence adopted by the SEC for membership on an audit committee.

CODE OF ETHICS

We adopted a Code of Ethics that applies to all of our employees, including our principal executive officer and our principal financial and accounting officer.  We have filed a copy of our Code of Ethics as exhibit 14 to our Annual Report on Form 10-K for our fiscal year ended September 30, 2003. We will provide, free of charge to any person, a copy of our Code of Ethics.  Requests should be sent to:  Secretary, Gardenburger, Inc., 15615 Alton Parkway, Suite 350, Irvine, California 92618.

EXECUTIVE OFFICERS

The following table identifies our executive officers as of December 31, 2003, the positions they hold, and the year in which they began serving in their respective capacities.  Our executive officers are elected by the Board of Directors annually to hold office until their successors are elected and qualified.

Name	Age	Current Position(s) with Company	Officer Since
Scott C. Wallace	48	Chief Executive Officer, President and Chairman of the Board	2001
James W. Linford	56	Senior Vice President and Chief Operating Officer	1997
Robert T. Trebing, Jr.	54	Senior Vice President and Chief Financial Officer	2003

For biographical information for Scott C. Wallace, see “Board of Directors” above.

James W. Linford joined Gardenburger in March 1997 as Vice President of Supply Chain, responsible for our manufacturing operations and logistics.  Upon the resignation of our Chief Executive Officer in August 2000 and until Mr. Wallace joined Gardenburger in January 2001, Mr. Linford served as Interim President and Chief Executive Officer.  In January 2001, Mr. Linford was named Senior Vice President and Chief Operating Officer.  He was Vice President and General Manager of CH2M Hill Food Group from 1995 to 1997, Director of Manufacturing for Ocean Spray Cranberries from 1993 to 1995 and General Manager of Operations for Ore-Ida Foods, a division of the Heinz Company, from 1987 to 1993.  Mr. Linford also serves on the Board of Directors of Portland Brewing Company.

Robert T. Trebing, Jr., C.P.A. (inactive status) joined Gardenburger in November 2003 as Senior Vice President and Chief Financial Officer.  Prior to joining Gardenburger, Mr. Trebing served as Executive Vice President and Chief Financial Officer of Prandium, Inc., a company engaged in the operation of restaurants in the full-service and fast-casual segments, since April 1997.  From December 2002 to February 2003, Mr. Trebing also served as the Acting President and Chief Executive Officer of Prandium, Inc.  He also served as President of Chi-Chi’s, Inc., Koo Koo Roo, Inc. and The Hamlet Group, Inc., all restaurant chains and wholly-owned subsidiaries of Prandium, Inc., since December 30, 2002.  Mr. Trebing served in various other positions at Prandium, Inc., since its founding in 1986.  Mr. Trebing received a B.A. from California State University at Fullerton and an M.B.A. from the University of Southern California.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our Directors and executive officers and persons who own more than 10 percent of the outstanding shares of our common stock (“10 percent shareholders”), to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of our common stock and other equity securities. To the best of our knowledge, based solely on review of the copies of such reports furnished to us or otherwise in our files and on written representations from our Directors and executive officers, our officers, Directors and 10 percent shareholders complied with all applicable Section 16(a) filing requirements during fiscal 2003 except that Mr. Charles E. Bergeron, a Director, failed to timely file a Form 3, Initial Statement of Beneficial Ownership of Securities.

Item 11.  Executive Compensation

DIRECTOR COMPENSATION

During fiscal 2003, three non-employee Directors, Messrs. Bergeron, Kesselman and Mazer, received fees for their participation on our Board of Directors and Committees.  Mr. Bergeron received a total of $31,000 and Messrs. Kesselman and Mazer each received a total of $20,000. No other directors received compensation for their participation on the Board of Directors.  All non-employee Directors are reimbursed for their expenses incurred in attending meetings of the Board of Directors.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information for the fiscal years indicated concerning compensation earned by our Chief Executive Officer and our other executive officers whose salary and bonus during fiscal 2003 exceeded $100,000 (collectively referred to as the “named executive officers”).

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary (A)	Bonus		Securities Underlying Options (#)	All Other Compen- sation (B)
Scott C. Wallace	2003	$270,092	$—		—	$5,858
Chief Executive Officer,	2002	252,923	15,000		—	6,856
President and Chairman of the	2001	170,769	45,000		150,000	2,954
Board (C)

James W. Linford	2003	199,500	—		—	4,745
Senior Vice President and	2002	183,673	—		—	3,330
Chief Operating Officer (D)	2001	210,962	191,000	(D)	150,000	7,159

Lorraine Crawford (E)	2003	140,673	—		—	1,994
Former Vice President of	2002	130,721	—		50,000	1,802
Finance, Corporate Controller,	2001	119,173	—		110,000	1,811
Secretary and Treasurer

(A)           Amounts shown include cash compensation earned in each respective year, including amounts deferred at the election of the named executive officer pursuant to our 401(k) Plan.

(B)             Amounts included in this column for 2003 are as follows:

Name	401(k) Matching	Life Insurance Premiums
Mr. Wallace	$4,183	$1,675
Mr. Linford	3,840	905
Ms. Crawford	1,629	365

(C)             Mr. Wallace’s 2001 salary includes salary earned from January 15, 2001, the date he joined Gardenburger.  Mr. Linford was Interim President and Chief Executive Officer of Gardenburger from August 2000 until January 15, 2001.

(D)            $155,000 of Mr. Linford’s 2001 bonus was paid pursuant to a retention agreement entered into in 1999 under which he was entitled to receive an amount equal to his 1999 base salary if he remained an employee through December 31, 2000.  The remaining $36,000 bonus for Mr. Linford, which was paid in fiscal 2002, is related to his time served as Interim President and Chief Executive Officer.

(E)              Ms. Crawford’s employment with Gardenburger terminated on December 31, 2003.

Stock Options Granted

There were no stock options granted to the named executive officers during fiscal 2003.

Aggregated Option Exercises in Last Fiscal year and Fiscal Year-End Option Values

The following table provides information concerning unexercised options held at September 30, 2003 with respect to the named executive officers.  No named executive officers exercised any options during fiscal 2003.

	Number of Securities Underlying Unexercised Options At September 30, 2003 (#)		Value of Unexercised In-The-Money Options At September 30, 2003 (A)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Scott C. Wallace	75,000	75,000	$—	$—
James W. Linford	170,753	76,667	—	—
Lorraine Crawford	79,333	96,667	—	—

(A)           Based on the market price of the underlying securities at September 30, 2003, $0.27 per share.

EMPLOYMENT, SEVERANCE AND CHANGE IN CONTROL ARRANGEMENTS

Employment and Change in Control Agreements with Scott C. Wallace

Gardenburger entered into an agreement with Scott C. Wallace dated January 15, 2001 and supplemented April 30, 2003, regarding the terms of his employment as President and Chief Executive Officer of Gardenburger. Pursuant to the agreement, Mr. Wallace’s base salary is $240,000 per year, subject to review and adjustment by the Board of Directors in its sole discretion.  Mr. Wallace is also entitled to an annual performance bonus of up to 50 percent of his base salary for meeting strategic and financial goals established by the Compensation Committee, provided that he was guaranteed a minimum bonus of $60,000 for his first year of employment, which was paid in fiscal 2002 and allocated $45,000 to fiscal 2001 and $15,000 to fiscal 2002.   Mr. Wallace is also entitled to participate in our 401(k) plan, stock incentive plan and health and welfare benefit programs made available to other officers and to four weeks’ paid vacation annually.

Mr. Wallace will be entitled to severance equal to one year’s base salary payable over 12 months in the event of involuntary termination other than for cause or due to death or disability.  As used in Mr. Wallace’s employment agreement, “cause” means (1) any fraud or dishonesty by Mr. Wallace involving Gardenburger, (2) willful misconduct or gross negligence in connection with performance of his duties, (3) his conviction for committing a felony, (4) the commission by Mr. Wallace of any act in direct competition with or materially detrimental to the best interests of Gardenburger, or (5) willful and continued failure by Mr. Wallace to substantially perform his duties after delivery of a written demand specifying the duties which have not been substantially performed.

Finally, the agreement provides for a special bonus payable upon the completion of a sale of Gardenburger.  The special bonus will be equal to one percent (1%) of the sale price up to $100 million and two percent (2%) of the portion, if any, of the sale price in excess of $100 million.  Mr. Wallace has the right, in his sole discretion, to waive receipt of any portion of the special bonus if, and to the extent that, he determines that a reduction in the special bonus would give him an income tax benefit.

Mr. Wallace is also a party to a change in control agreement, which expires December 31, 2004, provided that such agreement will automatically continue for 9 months following a change in control.  Mr. Wallace’s agreement provides for severance in the form of a lump-sum payment in an amount equal to his annual base salary as in effect prior to a change in control and continuation of all health and welfare benefits for a period of 12 months following termination.  Mr. Wallace’s benefits are in lieu of any severance payment he would otherwise be entitled to receive under his employment agreement discussed above.

For purposes of the change in control agreement, we will have “cause” to terminate Mr. Wallace’s employment in the event of his conviction for the commission of a felony, failure to substantially perform assigned duties following written warning and a 30-day cure period, intentionally or grossly negligent conduct that injures Gardenburger, self-dealing or diversion of corporate opportunities, or violation of a key company policy (in the good faith opinion of two-thirds of the Directors).  Mr. Wallace may terminate employment for “good reason” if he experiences a substantial adverse change in the nature or status of his responsibilities or is assigned duties inconsistent with his position, faces a reduction in salary or benefits, is not paid salary or provided benefits when due, or is forced to relocate his principal place of employment to a location more than 35 miles from his prior place of employment.

A “change in control” will be deemed to have occurred if:

(a)               any person becomes a beneficial owner, directly or indirectly, of Gardenburger’s securities representing 50% or more of the then outstanding shares of common stock or combined voting power of the then outstanding voting securities (subject to certain exceptions);

(b)              individuals who constitute a majority of the Directors in office as of the date of an agreement (including Directors nominated by the Board to replace incumbent Directors) cease for any reason to constitute at least a majority of the Board; or

(c)               the shareholders of Gardenburger approve (i) a reorganization, merger or consolidation in which such shareholders will not hold at least 50% of the common stock or combined voting power of outstanding securities of the resulting entity immediately following such reorganization, merger or consolidation, or (ii) a plan of complete liquidation or dissolution of Gardenburger or an agreement for the sale of substantially all of Gardenburger’s assets.

No change in control will be deemed to have occurred as a result of any acquisition, reorganization, merger, consolidation or other transaction unless, as a result of such transaction, the subordinated debt and preferred stock outstanding as of April 30, 2003 (and as subsequently amended or modified) shall be retired for cash.

Certain options granted to the named executive officers contain provisions that such options will immediately become exercisable as to shares not previously vested upon (i) termination of employment as a result of the optionee’s death or disability or (ii) termination of employment without cause or for good reason following a change in control.  Cause, good reason and change in control are defined substantially as described above.

Employment Contract and Severance Arrangement with James W. Linford

Gardenburger entered into an employment agreement with Mr. Linford dated March 25, 1997 and amended June 25, 2001.  The agreement contains a one-year non-compete clause from the date of termination of employment with Gardenburger. The agreement also provides for a special bonus payable upon the completion of a sale of Gardenburger. The special bonus will be equal to one quarter of one percent (0.25%) of the sale price up to $100 million and one half of one percent (0.5%) of the portion, if any, of the sale price in excess of $100 million.

Mr. Linford is also a party to a severance arrangement with us.  Upon involuntary termination other than for cause, Mr. Linford will receive six months’ gross salary.  Mr. Linford will also be provided with outplacement services at a cost of up to $12,000.

Agreement and Release with Lorraine Crawford

Ms. Crawford’s employment with us terminated effective December 31, 2003.  In connection with termination of her employment, we entered into an agreement and release of claims with Ms. Crawford. Under this Agreement, Ms. Crawford will receive severance equal to nine months’ gross salary, with additional salary on a month-to-month basis for up to three months (but not to exceed a total of twelve months) if she does not obtain full-time, permanent employment, and out placement services not to exceed a total cost of $5,500. All severance amounts are payable on a pro-rated basis in accordance with our regular payroll schedule.  In return for benefits conferred to Ms. Crawford under the agreement, Ms. Crawford provided a comprehensive release of claims, as did Gardenburger.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2003, Directors who served on the Compensation Committee included Messrs. Coleman, Anderson, Kesselman and Mazer.  None of these individuals is, or has been in the past, an officer or employee of Gardenburger.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2003, certain information furnished to us with respect to beneficial ownership of our common stock and preferred stock by (i) each Director and Director nominee, (ii) the “named executive officers” (as defined under “Executive Compensation”), (iii) all persons known by us to be beneficial owners of more than 5% of our outstanding common stock or preferred stock, and (iv) all executive officers and Directors as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (A)
	Shares of Common Stock (B)	Percentage of Class	Shares of Preferred Stock	Percentage of Class
Dresdner Kleinwort Benson Private Equity Partners LP (C) 75 Wall Street New York, New York 10005	2,445,574	21.7%	—	—

Alexander P. Coleman (C)	2,465,074	21.8%	—	—

Gruber & McBaine Capital Management LLC (D) 50 Osgood Place, Penthouse San Francisco, California 94133	1,866,035	19.5%	80,000	12.3%

Rosewood Capital III, L.P. (E) One Maritime Plaza, Suite 1330 San Francisco, California 94111	1,464,337	14.0%	206,000	31.7%

Kyle A. Anderson (E)	1,477,837	14.1%	206,000	31.7%

Kevin M. Reilly	—	—	—	—

Paul F. Wenner 15615 Alton Parkway, Suite 350 Irvine, California 92618	1,344,180	13.5%	—	—

Farallon Partners, L.L.C. (F) One Maritime Plaza, Suite 1325 San Francisco, California 94111	1,013,097	10.1%	142,000	21.8%

Farallon Capital Management, L.L.C. (F) One Maritime Plaza, Suite 1325 San Francisco, California 94111	369,639	3.9%	52,000	8.0%

MidOcean Capital Investors, L.P. (G) 320 Park Avenue, 17th Floor New York, New York 10022	710,843	7.3%	100,000	15.4%

Hedgehog Capital LLC 1117 E. Putnam Avenue #320 Riverside, Connecticut 0687	706,650	7.9%	—	—

James W. Linford (H)	252,880	2.8%	—	—

Scott C. Wallace (I)	117,451	1.3%	—	—

Lorraine Crawford	91,000	1.0%	—	—

Richard L. Mazer	62,500	*	—	—

Robert T. Trebing, Jr.	—	—	—	—

Charles E. Bergeron	—	—	—	—

All current executive officers and Directors as a group (9 persons)(J)	5,719,922	40.7%	206,000	31.7%

*Less than one percent

(A)           Applicable percentage of ownership is based on 9,002,101 shares of common stock and 650,000 shares of preferred stock outstanding as of December 31, 2003.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”), and is based on voting and investment power with respect to shares.  Shares of common stock subject to options, warrants or other convertible securities that are exercisable currently or within 60 days after December 31, 2003 are deemed outstanding for purposes of computing the percentage ownership of the person or group holding such options, warrants or convertible securities, but are not deemed outstanding for computing the percentage of any other person.  Unless otherwise indicated, to the best of our knowledge, each of the persons named above has sole voting and investment power with respect to all shares shown as being beneficially owned by them.

(B)             Includes shares of common stock subject to options exercisable within 60 days after December 31, 2003 as follows:

Name	Number of Options
Mr. Wenner	953,000
Mr. Linford	187,420
Mr. Wallace	112,500
Ms. Crawford	91,000
Mr. Coleman	19,500
Mr. Mazer	50,500
Mr. Anderson	13,500

All current executive officers and Directors as a group	1,336,420

(C)             Includes 1,729,854 shares of common stock that Dresdner has the right to acquire upon conversion of the Convertible Notes.  The conversion price was $9.78 as of December 31, 2003.  Also includes warrants to purchase 557,981 shares of our common stock.  Mr. Coleman is an Authorized Person and Managing Investment Partner for Dresdner Kleinwort Capital, the General Partner of Dresdner.  Mr. Coleman disclaims beneficial ownership of all shares owned by Dresdner.

(D)            Gruber & McBaine Capital Management, LLC (“GMCM”), has shared voting and dispositive power with respect to 1,161,510 shares of common stock.  Jon D. Gruber and J. Patterson McBaine are the managers of GMCM, an investment adviser, and Thomas O. Lloyd-Butler is a member of GMCM.  Mr. Gruber has sole voting and dispositive power as to 135,850 shares of common stock and Mr. McBaine has sole voting and dispositive power as to 195,000 shares of common stock. Also includes 80,000 shares of preferred stock (convertible into 500,000 shares of common stock) which GMCM and its affiliates either own or with respect to which they have voting or dispositive power and warrants to purchase 68,675 shares of common stock issued to GMCM and its affiliates.

(E)              Includes 1,287,500 shares of common stock issuable upon conversion of 206,000 shares of preferred stock and warrants to purchase 176,837 shares of common stock.  Kyle A. Anderson may be deemed to be a beneficial owner of such shares based on his position as a founding member of Rosewood Capital Associates, L.L.C., the general partner of Rosewood Capital III, L.P. (together, “Rosewood”).  Mr. Anderson disclaims beneficial ownership of all such shares.

(F)              Each of the entities affiliated with Farallon Partners, L.L.C. (“FPLLC”) and the accounts managed by Farallon Capital Management, L.L.C. (“FCMLLC”), a registered investment adviser (together such entities and accounts, “Farallon”), that acquired shares of preferred stock holds such securities directly in its own name.  In addition, two of such entities own an aggregate of 3,700 shares of common stock.  FPLLC, as the general partner of certain of such entities, and FCMLLC, pursuant to investment management agreements, each may, for purposes of Rule 13d-3 under the Securities Exchange Act of 1934 (the “Exchange Act”), be deemed to own beneficially the shares held by such entities and accounts, as well as the shares of common stock into which the shares of preferred stock are convertible.  Each of FCMLLC and FPLLC, and each managing member thereof, disclaim any beneficial ownership of such shares.  All of the above-mentioned entities and persons disclaim group attribution.  The 142,000 and 52,000 shares of preferred stock owned by FPLLC and FCMLLC, respectively, are convertible into 887,500 and 325,000 shares of common stock, respectively.  Also includes warrants to purchase 121,897 shares of common stock held by FPLLC and warrants for 44,639 shares of common stock held by FCMLLC.  The following people have shared voting and dispositive power with respect to the Farallon shares as managing members of FPLLC and FCMLLC: Joseph F. Downes, Enrique H. Boilini, David I. Cohen, Chan R. Ding, William F. Duhamel, Charles E. Ellwein, Andrew B. Fremder, Richard B. Fried, Monica R. Landry, William F. Mellin, Stephen L. Millham, Meridee A. Moore, Rajiv A. Patel, Derek Schrier, Thomas F. Steyer and Mark C. Wehrly.

(G)             Includes 100,000 shares of preferred stock, which are currently convertible into 625,000 shares of common stock and warrants to purchase 85,843 shares of common stock held by MidOcean Capital Investors, L.P.  Ultramar Capital, Ltd., MidOcean Capital Partners, L.P, Existing Fund GP, Ltd., MidOcean Partners, LP and MidOcean Associates, SPC may all be deemed to be beneficial owners of the shares as a result of their direct or indirect control relationship with MidOcean Capital Investors, L.P. MidOcean Capital Partners, L.P. is the general partner of MidOcean Capital Investors, L.P.  Existing Fund GP, Ltd. is the general partner of MidOcean Capital Partners, L.P. MidOcean Partners, LP is the sole owner of Existing Fund GP, Ltd. and MidOcean Associates, SPC is the general partner of MidOcean Partners, LP.   J. Edward Virtue may be deemed the beneficial owner of the shares because he indirectly controls the securities, but disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(H)            Includes 54,460 shares held in Mr. Linford’s 401(k) Plan account.

(I)                 Includes 4,951 shares held in Mr. Wallace’s 401(k) Plan account.

(J)                Included in the shares of common stock are the shares beneficially owned by Dresdner and Rosewood.  The 206,000 shares of preferred stock are held by Rosewood.

EQUITY COMPENSATION PLAN INFORMATION

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

Item 13.      Certain Relationships and Related Transactions

RELATED PARTY TRANSACTIONS

The Board of Directors has adopted a policy that any transactions between Gardenburger and its officers, Directors, employees and affiliates will be on terms no less favorable than can be obtained from unaffiliated parties.  Any such transactions will be subject to the approval of a majority of the disinterested members of the Board of Directors.

In November 2003, we entered into an employment agreement with Mr. Robert T. Trebing, Jr.  Mr. Trebing is currently employed as Senior Vice President and Chief Financial Officer of Gardenburger, Inc.  Mr. Trebing also serves as Secretary and Treasurer of Gardenburger, Inc.  Pursuant to his agreement, his annual salary is $200,000.  Mr. Trebing will also be eligible to participate in a performance-based bonus plan.  The employment agreement also provides Mr. Trebing with a bonus upon sale of Gardenburger equal to 0.25% of the total consideration received, as defined in the agreement. Mr. Trebing’s employment agreement also provides for severance benefits upon involuntary termination other than for cause equal to 12 months of salary.

Mr. Mazer, one of our Directors, is Executive Vice President and Chief Operating Officer of Ventura Foods, LLC.  Beginning in the latter part of fiscal 2001, we began purchasing barbecue sauce from Ventura Foods and, during fiscal 2003, we paid Ventura Foods $735,000 for barbecue sauce.  We believe that the price paid to Ventura Foods is fair in comparison with prices that would be paid to an independent third party for similar barbecue sauce.

Item 14.  Principal Accountant Fees and Services

FEES PAID TO INDEPENDENT PUBLIC ACCOUNTANTS

The following fees were paid to KPMG LLP, our principal accountant for the audit of our annual financial statements and related services in fiscal 2003 and 2002:

	2003	% approved by Audit Committee	2002	% approved by Audit Committee
Audit Fees	$129,000	n/a	$95,000	n/a
Audit Related Fees	—	—	—	—
Tax Fees (A)	77,000	100%	34,000	0%
All Other Fees (B)	19,000	100%	10,000	0%
	$225,000		$139,000

(A)                                   Consists of corporate tax compliance assistance and other tax consulting.

(B)                                     Consists of fees for the audit of our employee benefit plan and other miscellaneous consulting services.

Pre-Approval Policies

Prior to retaining KPMG LLP to provide services, we discuss the services with the Chairman of the Audit Committee.  He then reviews the request and, if he determines it necessary, he discusses the potential services with other members of the Audit Committee.  The decision is then communicated back to the Company and, if approved, it is formally approved at the next Audit Committee meeting.

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

10.4	Amendment No. 3 dated as of April 29, 2002 to the Amended and Restated Rights Agreement dated as of July 15, 1999, between the Company and EquiServe Trust Company, N.A. (20)

10.5	Amendment No. 4 dated as of August 18, 2003 to the Amended and Restated Rights Agreement dated as of July 15, 1999, between the Company and EquiServe Trust Company, N.A. (23)

10.6	Purchase and Sale Agreement and Receipt for Earnest Money between the Company and John M. Hopkins, dated October 5, 2000 (13)

Exhibit No.	Description
10.7	Office Space Lease by and between The Irvine Company and Gardenburger, Inc. dated August 21, 2003. (24)

10.8	Facility Lease by and between Freeport Center Associates, a Utah general partnership and the Company, dated May 28, 1997 (3)

10.9	Addendum, dated August 1, 1997, to Facility Lease by and between Freeport Center Associates and the Company (4)

10.10	Lease Extension, dated October 17, 2002, to Facility Lease dated May 28, 1997 by and between Freeport Center Associates and the Company (20)

10.11	Warehouse Lease between Freeport Center Associates and the Company, dated January 25, 1999 (8)

10.12	Note Purchase Agreement, dated as of March 27, 1998, between the Company and Dresdner Kleinwort Benson Private Equity Partners L.P. (5)

10.13	First Amendment to Note Purchase Agreement, dated December 30, 1999, between the Company and Dresdner Kleinwort Benson Private Equity Partners L.P. (12)

10.14	Second Amendment, dated as of January 10, 2002, to the Note Purchase Agreement, dated as of March 27, 1998, between Dresdner Kleinwort Benson Private Equity Partners L.P. and the Company (18)

10.15	Third Amendment, dated as of September 30, 2002, to the Note Purchase Agreement, dated as of March 27, 1998, between Dresdner Kleinwort Benson Private Equity Partners L.P. and the Company (20)

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

10.23	First Amendment, dated as of September 30, 2002, to Revolving Credit and Term Loan Agreement, dated as of January 10, 2002, between CapitalSource Finance LLC and the Company (20)

10.24	Second Amendment, dated December 31, 2002, to Revolving Credit and Term Loan Agreement, dated January 10, 2002, between CapitalSource Finance LLC and Gardenburger, Inc. (21)

Exhibit No.	Description
10.25	Third Amendment, dated March 31, 2003, to Revolving Credit and Term Loan Agreement, dated January 10, 2002, between CapitalSource Finance LLC and Gardenburger, Inc. (22)

10.26

Stock Purchase Agreement, dated March 29, 1999, by and between Gardenburger, Inc. and Rosewood Capital III, L.P., Farallon Capital Management LLC, Gruber & McBaine Capital Management, LLC, BT Capital Investors LP and certain other purchasers identified therein (7)

10.27	Amendment and Waiver of Stock Purchase Agreement, dated April 14, 1999, by and between Gardenburger, Inc., and the Purchasers identified on Exhibit A thereto (9)

10.28	Investor Rights Agreement, dated April 14, 1999, by and between Gardenburger, Inc., and the investors identified on Exhibit A thereto (9)

10.29	Preferred Stock Exchange Agreement, dated as of January 10, 2002, by and among the Company and the holders of its preferred stock (18)

10.30	Registration Rights Agreement, dated as of January 10, 2002, by and among the Company and the holders of its preferred stock (18)

10.31	Paul F. Wenner Stock Option Agreement dated January 20, 1992 (2) (6)

10.32	Amendment effective May 8, 2001 to Stock Option Agreement dated January 20, 1992 between Gardenburger, Inc. and Paul F. Wenner (6) (15)

10.33	1992 First Amended and Restated Combination Stock Option Plan, as amended (“1992 Plan”) (6) (10)

10.34	Form of Incentive Stock Option Agreement for Option grants to executive officers under 1992 Plan after May 24, 1995 (6) (8)

10.35	Form of Non-Statutory Stock Option Agreement for Option grants to executive officers under 1992 Plan after May 24, 1995 (6) (8)

10.36	Incentive Stock Option Agreement with Scott C. Wallace dated January 15, 2001 (6) (19)

10.37	2001 Stock Incentive Plan as Amended and Restated Effective June 1, 2001 (“2001 Plan”) (6) (15)

10.38	Form of Award Agreement under the Gardenburger, Inc. 2001 Stock Incentive Plan (6) (22)

10.39	Form of Director Nonqualified Stock Option Agreement under 2001 Plan (6) (19)

10.40	Paul F. Wenner Employment Agreement and Amendment thereto (1) (6)

10.41	Employment Agreement dated January 15, 2001 between Gardenburger, Inc. and Scott C. Wallace (6) (14)

10.42	Supplement, dated April 30, 2003, to Employment Agreement, dated January 15, 2001, between Gardenburger, Inc. and Scott C. Wallace (6) (22)

10.43	Change in Control Agreement dated April 30, 2003 between Gardenburger, Inc. and Scott C. Wallace (6) (22)

10.44	Employment Agreement dated March 25, 1997 between Gardenburger, Inc. and James W. Linford, with addenda (6) (15)

10.45	Change in Control Agreement, dated October 30, 2001, between Gardenburger Inc. and James W. Linford (6) (15)

Exhibit No.	Description
10.46	Form of Indemnification Agreement between the Company and its Officers and Directors (6) (8)

10.47	Form of sale bonus agreement entered into by Gardenburger, Inc. with Lorraine Crawford and five members of non-executive management (6) (21)

10.48	Agreement and Release of All Claims dated October 1, 2003 by and between Gardenburger, Inc. and Lorraine Crawford (6) (24)

10.49	Employment Agreement dated November 12, 2003 by and between Gardenburger, Inc. and Robert T. Trebing, Jr. (6) (24)

10.50	Option Agreement dated April 14, 1996 between Gardenburger, Inc. and Lyle G. Hubbard relating to 300,000 shares of common stock (6) (20)

14	Code of Ethics (24)

16	Letter re: Change in Certifying Public Accountant (17)

23	Consent of KPMG LLP (24)

31.1	Certification of Scott C. Wallace Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert T. Trebing, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott C. Wallace Pursuant to 18 U.S.C. Section 1350 as adopted pursuant toSection 906 of the Sarbanes-Oxley Act of 2002 (24)

32.2	Certification of Robert T. Trebing, Jr. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (24)

99	Description of Common Stock of Gardenburger, Inc. (20)

(1)	Incorporated by reference to the Company’s Form S-1 Registration Statement (Commission File No. 33-46623) filed May 6, 1992.
(2)	Incorporated by reference to the Company’s 1992 Form 10-K Annual Report, filed March 23, 1993 (Commission File No. 0-20330).
(3)	Incorporated by reference to the Company’s Form 10-Q Quarterly Report for the quarter ended June 30, 1997, filed August 14, 1997.
(4)	Incorporated by reference to the Company’s 1997 Form 10-K Annual Report, filed March 31, 1998.
(5)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1998, filed May 15, 1998.
(6)	Management contract or compensatory plan or arrangement.
(7)	Incorporated by reference to the Company’s Form 8-K Current Report, filed April 1, 1999.
(8)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1998, filed March 31, 1999.
(9)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999.
(10)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1999, filed August 13, 1999.
(11)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-92665), filed December 13, 1999.
(12)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 1999, filed February 9, 2000.
(13)	Incorporated by reference to the Company’s 2000 Form 10-K Annual Report, filed December 26, 2000.
(14)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2000, filed February 14, 2001.
(15)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2001, filed February 13, 2002.
(16)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2002, filed August 9, 2002.
(17)	Incorporated by reference to the Company’s Form 8-K/A dated May 16, 2002 and filed May 30, 2002.
(18)	Incorporated by reference to the Company’s Form 8-K dated January 10, 2002 and filed January 17, 2002.
(19)	Incorporated by reference to the Company’s 2001 Form 10-K Annual Report, filed December 10, 2001.
(20)	Incorporated by reference to the Company’s 2002 Form 10-K Annual Report, filed December 19, 2002.
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, filed February 13, 2003.
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed May 14, 2003.
(23)	Incorporated by reference to the Company’s Form 8-K dated August 18, 2003 and filed August 19, 2003.
(24)	Incorporated by reference to the Company’s 2003 Form 10-K Annual Report, filed December 29, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 29, 2004

GARDENBURGER, INC.

By:	/s/ ROBERT T. TREBING, JR.
Robert T. Trebing, Jr.
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)