Form 10-Q
period 2003-12-31
GARDENBURGER INC
filed 2004-02-17
CIK 859735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Registrant's telephone number, including area code: 949-255-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value	9,002,101
(Class)	(Outstanding at February 12, 2004)

GARDENBURGER, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GARDENBURGER, INC.

BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	December 31, 2003	September 30, 2003
Assets
Current Assets:
Cash and cash equivalents	$518	$1,262
Accounts receivable, net of allowances of $193 at December 31, 2003 and September 30, 2003	2,327	2,960
Inventories, net	9,545	9,191
Prepaid expenses	1,897	2,089
Total current assets	14,287	15,502

Property, plant and equipment, net of accumulated depreciation of $11,309 and $10,588 at December 31, 2003 and September 30, 2003, respectively	11,412	11,969
Other assets, net of accumulated amortization of $1,496 and $1,397 at December 31, 2003 and September 30, 2003, respectively	928	757
Total assets	$26,627	$28,228

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Short-term note payable	$2,891	$2,183
Current portion of long-term debt	6,495	1,833
Accounts payable	2,030	2,546
Accrued payroll and employee benefits	604	704
Other current liabilities	2,384	2,299
Total current liabilities	14,404	9,565

Long-term debt, less current maturities	—	4,979
Convertible note payable	18,941	18,672

Convertible redeemable preferred stock, liquidation preference of $55,179 and $54,204 at December 31, 2003 and September 30, 2003, respectively, and 650,000 shares outstanding	52,306	51,012

Shareholders' Equity (Deficit):
Preferred stock, no par value, 5,000,000 shares authorized	—	—
Common stock, no par value, 25,000,000 shares authorized; 9,002,101 shares issued and outstanding: at December 31, 2003 and September 30, 2003	11,189	11,189
Additional paid-in capital	12,500	12,500
Accumulated deficit	(82,713)	(79,689)
Total shareholders' deficit	(59,024)	(56,000)
Total liabilities and shareholders' deficit	$26,627	$28,228

See accompanying notes to financial statements.

GARDENBURGER, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2003	2002

Net sales	$10,761	$8,989
Cost of goods sold	6,564	5,625
Gross margin	4,197	3,364

Operating expenses:
Sales and marketing	3,107	3,198
General and administrative	1,601	984
Other operating expenses (income)	(17)	1
	4,691	4,183
Operating loss	(494)	(819)

Other income (expense):
Interest income	1	4
Interest expense	(1,237)	(1,106)
	(1,236)	(1,102)
Loss before cumulative effect of a change in accounting principle and preferred dividends	(1,730)	(1,921)
Cumulative effect of a change in accounting for goodwill	—	411
Net loss	(1,730)	(2,332)
Preferred dividends	1,294	1,294
Net loss applicable to common shareholders	$(3,024)	$(3,626)

Basic and diluted loss per share before cumulative effect of a change in accounting principle	$(0.34)	$(0.35)

Basic and diluted loss per share for cumulative effect of a change in accounting principle	$—	$(0.05)

Basic and diluted loss per share	$(0.34)	$(0.40)

Weighted average shares used in basic and diluted per share calculations	9,002	9,002

See accompanying notes to financial statements.

GARDENBURGER, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,730)	$(2,332)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	822	835
Cumulative effect of a change in accounting for goodwill	—	411
Accretion related to exit fees	326	341
Other non-cash (income) expense	(17)	1
(Increase) decrease in:
Accounts receivable, net	633	844
Inventories, net	(354)	(1,748)
Prepaid expenses	192	(241)
Increase (decrease) in:
Accounts payable	(516)	(282)
Accrued payroll and employee benefits	(100)	(129)
Other current liabilities	85	509
Net cash used in operating activities	(659)	(1,791)

Cash flows from investing activities:
Payments for purchase of property and equipment	(212)	(512)
Proceeds from sale of property and equipment	113	—
Net cash used in investing activities	(99)	(512)

Cash flows from financing activities:
Proceeds from line of credit	708	786
Payments on long-term debt	(374)	(125)
Capitalized financing fees	(320)	—
Net cash provided by financing activities	14	661

Decrease in cash and cash equivalents	(744)	(1,642)

Cash and cash equivalents:
Beginning of period	1,262	2,760
End of period	$518	$1,118

See accompanying notes to financial statements.

GARDENBURGER, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The financial information included herein for the quarterly periods ended December 31, 2003 and 2002 and the financial information as of December 31, 2003 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The financial information as of September 30, 2003 is derived from our 2003 Annual Report on Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2003 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Inventories

Inventories are valued at the lower of cost (using the first-in, first-out (FIFO) method) or market, and include materials, labor and manufacturing overhead.  Inventories consisted of the following (in thousands):

	December 31, 2003	September 30, 2003
Raw materials	$1,105	$1,222
Packaging and supplies	283	330
Finished goods	8,157	7,639
	$9,545	$9,191

Note 3.  Supplemental Cash Flow Information and Non-Cash Activity

Supplemental disclosure of cash flow information and non-cash activity is as follows (in thousands):

	Three Months Ended December 31,
	2003	2002
Cash paid during the period for income taxes	$2	$7
Cash paid during the period for interest	235	247
Non-cash preferred dividends	1,294	1,294

Note 4. Stock-Based Compensation

We account for stock options using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”   Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” as amended, we have computed, for pro forma disclosure purposes, the impact on net loss and net loss per share as if we had accounted for our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 as follows (in thousands, except per share amounts):

	Three Months Ended December 31,
	2003	2002
Net loss applicable to common shareholders, as reported	$(3,024)	$(3,626)
Deduct - total stock-based employee compensation expense determined under the fair value method for all awards	(50)	(113)
Net loss applicable to common shareholders, pro forma	$(3,074)	$(3,739)
Basic and diluted net loss per share:
As reported	$(0.34)	$(0.40)
Pro forma	$(0.34)	$(0.42)

There were no options granted during the three-month periods ended December 31, 2003 and 2002.

Note 5.  Earnings Per Share

Basic earnings per share (“EPS”) and diluted EPS are the same for the three month periods ended December 31, 2003 and 2002 since we were in a loss position.

Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive are as follows (in thousands):

	Three Months Ended December 31,
	2003	2002
Stock options	3,867	4,495
Stock warrants	1,116	1,116
Convertible notes	1,730	1,775
Convertible preferred stock	4,062	4,062
Total	10,775	11,448

Note 6.  Amendments to Debt Agreements and Preferred Stock

In order to address issues relating to our ability to meet our financial obligations and to address non-compliance with certain of our financial covenants, we entered into amendments to our Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with CapitalSource Finance LLC (“CapitalSource”) and our Amended and Restated Convertible Senior Subordinated Note (the “Convertible Note”) held by Dresdner Kleinwort Benson Private Equity Partners, L.P. (“Dresdner”) in late December 2003.  Certain of the amendments are subject to shareholder approval at our upcoming Annual Shareholder Meeting as discussed more fully below.  Accordingly, amounts due to CapitalSource pursuant to the Loan Agreement are reflected as current on our balance sheet at December 31, 2003.  Had the shareholders approved the amendments as of December 31, 2003, $4.9 million of the amount due to CapitalSource would have been classified as long-term on our December 31, 2003 balance sheet.

The amendments extend the maturity of the Loan Agreement from December 15, 2004 to January 31, 2007 and of the Convertible Note from March 31, 2005 to June 15, 2007, subject to (i) shareholder approval of an amendment to our Restated Articles of Incorporation (“Articles”) or (ii) the exchange of all of our preferred stock for new preferred stock, in each case giving us the right to defer the earliest date that the holders of our preferred stock can demand redemption to as late as June 30, 2008.  If the required shareholder approval of the Articles amendment is not received and we are not able to effect an exchange of at least two-thirds of our outstanding shares of preferred stock for new preferred stock with the later redemption date, the maturity dates will be unchanged from their original dates of December 15, 2004 for the Loan Agreement and March 31, 2005 for the Convertible Note. If the required shareholder approval is not obtained, but we are able to exchange at least two-thirds of our outstanding shares of preferred stock for new preferred stock allowing us to defer the earliest redemption date to as late as June 30, 2008, the maturity date on our Loan Agreement will become December 10, 2005, while the maturity date on the Convertible Note will become March 25, 2006.

To be approved by shareholders, the Articles amendment must be approved by the holders of our preferred stock voting as a separate voting group and by the holders of our preferred stock and common stock voting together as a single voting group. We have received non-binding indications from holders of over 90% of our Series C and Series D Convertible Preferred Stock that they intend to vote for the amendment of our Articles. Management expects that this amendment will be approved by our shareholders.

We also negotiated amendments to our financial covenants in the Loan Agreement and the Convertible Note to levels that we believe we will be able to achieve for the foreseeable future.  These amendments are not subject to shareholder approval. Beginning December 31, 2003, we are required under the Loan Agreement to maintain compliance with the following financial covenants, measured quarterly unless otherwise noted:

•                  a maximum ratio of long-term indebtedness to earnings (as defined below) ranging from a high of 3.60:1.00 for the quarter ending March 31, 2004,  to a low of 2.50:1.00 for each quarter ending after June 30, 2004;

•                  minimum earnings for a rolling 12-month period, as adjusted to exclude certain expenses and non-cash charges, ranging from a low of $3,000,000 for the quarter ending June 30, 2004, to a high of $6,000,000 for the quarter ending September 30, 2005, and thereafter (“minimum adjusted EBITDA”);

•                  a minimum senior fixed charge coverage ratio (which excludes from fixed charges both interest expense and accrued premium on the Convertible Note) ranging from a low of 0.90:1.00 for the quarter ending June 30, 2004, to a high of 1.57:1.00 for the quarter ending June 30, 2005;

•                  a minimum fixed charge coverage ratio of 1.10:1.00 for the quarter ending September 30, 2005 and 1.25:1.00 thereafter; and

•                  capital expenditures in an amount per fiscal year not exceeding $1,200,000 for the fiscal year ending September 30, 2004, and $1,100,000 for fiscal years ending thereafter.

The financial covenants applicable to the Convertible Note are similar, but in each case slightly less restrictive.

We were in compliance with all of our financial covenants at December 31, 2003.

In consideration of the maturity date extensions, the financial covenant amendments, and the waivers received for prior violations, we agreed to pay a loan amendment fee to CapitalSource of approximately $130,000 and to pay interest on the unpaid principal and accrued interest on the Convertible Note at the annual rate of 13% rather than 10%, which is the default interest rate provided in the note, beginning October 1, 2003, and continuing until our interest payments to Dresdner are brought current. The Loan Agreement, as amended, prohibits us from paying accrued interest on the Convertible Note to Dresdner prior to September 30, 2004, and permits us to pay interest to Dresdner on or after September 30, 2004, only if and to the extent that we comply with specified financial covenants and levels of capital availability.  Accrued interest due Dresdner at December 31, 2003 totaled approximately $1.4 million and is included in other current liabilities on our balance sheet.

We also received an agreement by Dresdner that future failures to pay interest on the Convertible Note when due will not be deemed, under specified conditions, to be an event of default under the Convertible Note.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Approximately 75% of our gross sales are attributable to the Gardenburger® veggie burger and soy burger products, with the remaining 25% of our gross sales attributable to our newer meat alternative products. Consumers are quickly moving to the wider range of meat alternative products rapidly becoming available in the marketplace.  In response to this development in consumer tastes, we expanded our product line in fiscal 2002 to include a breakfast sausage alternative, our Herb Crusted Cutlet™ and Crispy Nuggets™.   In addition, in fiscal 2003 we added five new products, including BBQ Chik'n and Meatless Meatloaf. These additions join our meat alternative products released in fiscal 2000 and 2001, Riblets, Meatless Meatballs, and Chik'n Grill.

Our results have been, and continue to be, adversely affected by consumer trends favoring a low-carbohydrate diet.  This shift in consumer demand led to an 11% decrease in sales of our veggie burger products in fiscal 2003 compared to fiscal 2002.  Demand for veggie burgers may continue to decrease in the remainder of fiscal 2004 and beyond.  In addition, effective the second quarter of fiscal 2004, the Costco club stores will cease to require system-wide distribution of our Original Gardenburger product, which may have a significant adverse impact on our club store sales for the remainder of fiscal 2004 and beyond.  Beginning in fiscal 2002, we launched a variety of new soy-based, meat alternative product offerings, which accounted for a net sales increase of approximately $4.0 million in fiscal 2003.  Sales of meat alternative products launched since the first quarter of fiscal 2003 contributed approximately $1.6 million to our net sales in the first quarter of fiscal 2004.  We expect sales of our meat alternative products, including reformulated meatless burgers, to continue to increase throughout the remainder of fiscal 2004.

Fiscal 2004 Cash Requirements

We anticipate funding our fiscal 2004 cash commitments out of operating cash flows and line of credit borrowings.  At December 31, 2003, we had $518,000 of cash and $3.8 million available on our line of credit. Cash required to meet our interest and principal payments on our debt outstanding at December 31, 2003 totals approximately $1.8 million in the remainder of fiscal 2004 as follows (in thousands):

Principal payments due on long-term debt	$1,080
Interest on long-term debt	405
Estimated interest on short-term note payable	250
Estimated unused line of credit fee related to short term note payable	21
Total	$1,756

Results of Operations

	Three Months Ended December 31, 2003		Three Months Ended December 31, 2002
	Dollars	% of net sales	Dollars	% of net sales
Net sales	$10,761	100.0%	$8,989	100.0%
Cost of goods sold	6,564	61.0	5,625	62.6
Gross margin	4,197	39.0	3,364	37.4

Sales and marketing expense	3,107	28.9	3,198	35.6
General and administrative expense	1,601	14.9	984	10.9
Other operating expense (income)	(17)	(0.2)	1	0.0
	4,691	43.6	4,183	46.5
Operating loss	(494)	(4.6)%	(819)	(9.1)%
Other expense, net	(1,236)		(1,102)
Loss before cumulative effect of a change in accounting principle and preferred dividends	(1,730)		(1,921)
Cumulative effect of a change in accounting principle	—		411
Net loss	(1,730)		(2,332)
Preferred dividends	1,294		1,294
Net loss applicable to common shareholders	$(3,024)		$(3,626)

Net Sales

The increase in net sales in the quarter ended December 31, 2003 (herein referred to as the first quarter of fiscal 2004) compared to the quarter ended December 31, 2002 (herein referred to as the first quarter of fiscal 2003) is a result of continuing growth in meat alternative products.  Sales of products launched after the first quarter of fiscal 2003 contributed $1.6 million to our net sales in the first quarter of fiscal 2004.  We expect sales of our meat alternative products, including reformulated meatless burgers, to continue to increase for fiscal 2004.  We also expect our new packaging, which started shipping at the end of the first quarter of fiscal 2004, to increase consumers' awareness of how our products can fit into their diet choices and lifestyles, including low carbohydrate choices.

Net sales to Costco decreased by $541,000, or 34%, in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 as a result of Costco's decision to remove the Kirkland Signature co-branding label from our original packaging, which means that our product will no longer be required to be carried by all Costco stores.  Some of the Costco stores, however, have begun to sell our Riblets product, which should soften the impact on our net sales of Costco's decision on co-branding.

Trade spending totaled $1.9 million in the first quarter of fiscal 2004 compared to $1.8 million in the first quarter of fiscal 2003, and includes promotions, discounts, contract origination fees and slotting expenses. Pursuant to EITF No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products,” such expenses are recorded as a reduction of sales when the sale is recognized or the incentive is offered.

Gross Margin

The increase in gross margin and gross margin as a percentage of net sales in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 is due to increased unit sales, which provides a larger base to spread fixed costs over.  There were no material changes to raw material costs or selling prices in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 and, at the current time, we do not anticipate any material price changes for the remainder of fiscal 2004.

Sales and Marketing Expense

Sales and marketing expense in the first quarter of fiscal 2004 includes approximately $50,000 of costs related to our move to Irvine, California from Portland, Oregon.  Despite these costs, we were able to decrease sales and marketing expenditures by focusing our expenditures solely on the re-launch of our retail line.

General and Administrative Expense

General and administrative expense in the first quarter of fiscal 2004 includes approximately $555,000 of costs related to our move to Irvine, California from Portland, Oregon.  The remainder of the increase in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 is primarily due to costs related to 2003 strategic initiatives that are not being pursued.

Other Operating Expense (Income)

Other operating income in the first quarter of fiscal 2004 represents a gain on the sale of assets.

Interest Expense

In connection with the amendment of our senior and subordinated debt instruments in December 2003, the interest rate on our subordinated debt increased to 13% from 10%, retroactive to October 1, 2003, until our interest payments are current, which is not expected to occur until at least fiscal 2005.  This increase in rate increased our interest expense by approximately $125,000 in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003.  If the Articles amendment passes in March 2004, interest expense will decrease in future quarters as a result of extending the accretion period of exit fees related to both our CapitalSource Loan Agreement and our Convertible Note. Accretion related to such fees will decrease to approximately $138,000 per quarter in future quarters from approximately $324,000 per quarter currently.

Income Taxes

A valuation allowance has been recorded for the full amount of deferred tax assets due to the uncertainty regarding the realization of the net deferred tax assets consisting primarily of net operating loss and credit carryforwards.  Accordingly, no benefit has been recorded related to our losses in the first quarter of fiscal 2004 or fiscal 2003.

Cumulative Effect of Change in Accounting for Goodwill

In accordance with the adoption provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of fiscal 2003, we tested the carrying value of our goodwill utilizing a discounted cash flow analysis and determined that the remaining balance of $411,000 should be written off.  There was no goodwill on our balance sheet at December 31, 2003 or September 30, 2003.

Preferred Dividends

If approved by our shareholders at our 2004 annual meeting, the terms of the Series C and Series D convertible preferred stock will be amended to defer the earliest date on which holders may require redemption of their shares of Series C and Series D convertible preferred stock to June 30, 2008 instead of March 31, 2006.  If the Articles amendment receives shareholder approval, the amount of the 10% redemption premium not previously accreted will be accreted over a longer period of time, which will reduce our quarterly preferred dividend charge from $1.29 million to approximately $1.16 million.

Liquidity and Capital Resources

At December 31, 2003, working capital was a negative $117,000, including $518,000 of cash and cash equivalents and $4.9 million due pursuant to our Loan Agreement that will be classified as long-term if the Articles amendment receives shareholder approval. Assuming the reclassification of the $4.9 million as long-term as of December 31, 2003, in the first quarter of fiscal 2004, working capital decreased by $1.1 million compared to September 30, 2003 and the current ratio decreased to 1.5:1 from 1.6:1.  If the required shareholder approval is not obtained, but we are able to exchange at least two-thirds of our outstanding shares of preferred stock for new preferred stock allowing us to defer the earliest redemption date to as late as June 30, 2008, the maturity date on our Loan Agreement will become December 10, 2005, while the maturity date on the Convertible Note will become March 25, 2006. Management expects that this amendment will be approved by our shareholders.

Cash and cash equivalents decreased $744,000 from September 30, 2003, primarily due to $659,000 used in operations, $212,000 used for the purchase of equipment, $374,000 used for payments on long-term debt and $320,000 used to pay financing fees related to our debt amendments, offset by $708,000 of net proceeds from our line of credit and $113,000 of proceeds from the sale of assets.

Accounts receivable decreased $633,000 to $2.3 million at December 31, 2003 from $3.0 million at September 30, 2003.  Days sales outstanding were approximately 19 days at December 31, 2003 compared to approximately 20 days at September 30, 2003.

Inventories increased slightly, totaling $9.5 million at December 31, 2003 compared to $9.2 million at September 30, 2003.  Inventory turned approximately 2.8 times on an annualized basis in the first quarter of fiscal 2004 compared to 2.3 times in the corresponding period of fiscal 2003.  As a result of Costco's decision to remove the Kirkland Signature co-branding label from our original packaging and some build-up due to the availability of new packaging, our inventories at December 31, 2003 were higher than anticipated.  We expect to bring our inventories down to budgeted levels during the second quarter of fiscal 2004 and do not believe that we have any inventory valuation issues.

Capital expenditures of $212,000 during the first quarter of fiscal 2004 were primarily used for manufacturing equipment relating to our new product introductions.  Capital expenditures are currently estimated to total up to approximately $1.2 million in fiscal 2004, primarily for manufacturing equipment.

Other long-term assets increased $171,000 to $928,000 at December 31, 2003 from $757,000 at September 30, 2003 as a result of the deferral of $320,000 of financing fees, offset primarily by amortization of capitalized financing fees.  Unamortized capitalized financing fees totaled $585,000 at December 31, 2003 and are being amortized at the rate of approximately $135,000 per quarter.  If the Articles amendment receives shareholder approval, the amortization rate will decrease to approximately $58,000 per quarter.

Our Loan Agreement with CapitalSource provides for an $8.0 million term loan and a $7.0 million line of credit (together, “the Loans”).  The Loan Agreement permits us to request advances under the $7.0 million line of credit up to the sum of 85% of eligible receivables and 60% of eligible inventory.  At December 31, 2003, there was $3.8 million remaining available on the CapitalSource line of credit, which will be used as needed for working capital.  The balance outstanding of $6.5 million on the term loan includes $0.6 million of accrued exit fees at December 31, 2003.

We also have approximately $16.9 million of principal and $2.0 million of accretion related to exit fees due to Dresdner pursuant to the terms of our Convertible Note. The Convertible Note requires payment of a 20% premium on the principal plus accrued but unpaid interest at repayment or maturity. The Convertible Note is convertible into common stock at the election of the holder; the conversion price at December 31, 2003 was $9.78 per share.

Pursuant to the CapitalSource Loan Agreement and Convertible Note, we record quarterly interest expense of approximately $55,000 and $269,000, respectively, for the accretion related to the exit fees. If the Articles amendment receives shareholder approval, these amounts will be approximately $30,000 and $108,000, respectively, per quarter. These amounts are added to the long-term debt and convertible note balances, respectively.

In September 2003, Dresdner agreed to permit the deferral of our September 30, 2003 interest payment, which totaled $845,000, to December 31, 2003.  In December 2003, this interest payment was further deferred to no earlier than September 30, 2004.  An additional $576,000 was accrued in the first quarter of fiscal 2004.  Accordingly, we included the $1.4 million and $845,000, respectively, on our balance sheets as of December 31, 2003 and September 30, 2003 in other current liabilities.

In order to address issues relating to our ability to meet our financial obligations and to address non-compliance with certain of our financial covenants, we entered into amendments to our Loan Agreement with CapitalSource and our Convertible Note held by Dresdner in late December 2003.  Certain of the amendments are subject to shareholder approval at our upcoming Annual Shareholder Meeting as discussed more fully below.  Accordingly, amounts due to CapitalSource pursuant to the Loan Agreement are reflected as current on our balance sheet at December 31, 2003. Had the shareholders approved the amendments as of December 31, 2003, $4.9 million of the amount due to CapitalSource would have been classified as long-term on our December 31, 2003 balance sheet.

The amendments extend the maturity of the Loan Agreement from December 15, 2004 to January 31, 2007 and of the Convertible Note from March 31, 2005 to June 15, 2007, subject to (i) shareholder approval of an amendment to our Restated Articles of Incorporation (“Articles”) or (ii) the exchange of all of our preferred stock for new preferred stock, in each case giving us the right to defer the earliest date that the holders of our preferred stock can demand redemption to as late as June 30, 2008.  If the required shareholder approval of the Articles amendment is not received and we are not able to effect an exchange of at least two-thirds of our outstanding shares of preferred stock for new preferred stock with the later redemption date, the maturity dates will be unchanged from their original dates of December 15, 2004 for the Loan Agreement and March 31, 2005 for the Convertible Note.  If the required shareholder approval is not obtained, but we are able to exchange at least two-thirds of our outstanding shares of preferred stock for new preferred stock allowing us to defer the earliest redemption date to as late as June 30, 2008, the maturity date on our Loan Agreement will become December 10, 2005, while the maturity date on the Convertible Note will become March 25, 2006.

To be approved by shareholders, the Articles amendment must be approved by the holders of our preferred stock voting as a separate voting group and by the holders of our preferred stock and common stock voting together as a single voting group. We have received non-binding indications from holders of over 90% of our Series C and Series D Convertible Preferred Stock that they intend to vote for the amendment of our Articles.  Management expects that this amendment will be approved by our shareholders.

We also negotiated amendments to our financial covenants in the Loan Agreement and the Convertible Note to levels that we believe we will be able to achieve for the foreseeable future.  These amendments are not subject to shareholder approval. Beginning December 31, 2003, we are required under the Loan Agreement to maintain compliance with the following financial covenants, measured quarterly unless otherwise noted:

•                  a maximum ratio of long-term indebtedness to earnings (as defined below) ranging from a high of 3.60:1.00 for the quarter ending March 31, 2004,  to a low of 2.50:1.00 for each quarter ending after June 30, 2004;

•                  minimum earnings for a rolling 12-month period, as adjusted to exclude certain expenses and non-cash charges, ranging from a low of $3,000,000 for the quarter ending June 30, 2004, to a high of $6,000,000 for the quarter ending September 30, 2005, and thereafter (“minimum adjusted EBITDA”);

•                  a minimum senior fixed charge coverage ratio (which excludes from fixed charges both interest expense and accrued premium on the Convertible Note) ranging from a low of 0.90:1.00 for the quarter ending June 30, 2004, to a high of 1.57:1.00 for the quarter ending June 30, 2005;

•                  a minimum fixed charge coverage ratio of 1.10:1.00 for the quarter ending September 30, 2005 and 1.25:1.00 thereafter; and

•                  capital expenditures in an amount per fiscal year not exceeding $1,200,000 for the fiscal year ending September 30, 2004, and $1,100,000 for fiscal years ending thereafter.

The financial covenants applicable to the Convertible Note are similar, but in each case slightly less restrictive.  At December 31, 2003, we were in compliance with all of the financial covenants.

In consideration of the maturity date extensions, the financial covenant amendments, and the waivers received for prior violations, we agreed to pay a loan amendment fee to CapitalSource of approximately $130,000 and to pay interest on the unpaid principal and accrued interest on the Convertible Note at the annual rate of 13% rather than 10%, which is the default interest rate provided in the note, beginning October 1, 2003, and continuing until our interest payments to Dresdner are brought current. The Loan Agreement, as amended, prohibits us from paying accrued interest on the Convertible Note to Dresdner prior to September 30, 2004, and permits us to pay interest to Dresdner on or after September 30, 2004, only if and to the extent that we comply with specified financial covenants and levels of capital availability.  Interest due at December 31, 2003 totaled approximately $1.4 million and is included in other current liabilities on our balance sheet.

We also received an agreement by Dresdner that future failures to pay interest on the Convertible Note when due will not be deemed, under specified conditions, to be an event of default under the Convertible Note.

Principal payments under our term loan, our Convertible Note and our operating leases are significant.  A schedule of payments remaining due at December 31, 2003 on all of these obligations, without taking into consideration extensions of the maturity dates of our Loan Agreement and Convertible Note that will become effective upon shareholder approval of the Articles amendment, in the next five fiscal years, including exit fees of $750,000 for the term loan and approximately $3.4 million for the Convertible Note, is as follows:

Year Ending September 30,	Term Loan	Convertible Note	Operating Leases	Total
2004	$1,080,000	$—	$484,569	$1,564,569
2005	5,416,676	20,286,750	655,653	26,359,079
2006	—	—	668,298	668,298
2007	—		551,728	551,728
2008	—	—	132,255	132,255
Thereafter	—	—	—	—
Total	$6,496,676	$20,286,750	$2,492,503	$29,275,929

If the Articles amendment receives shareholder approval, $2.0 million of the term loan will become due in each of fiscal 2005 and 2006 and $1.4 million will become due in fiscal 2007 and the Convertible Note will become due in full in fiscal 2007.

We have 552,500 shares of Series C Convertible Preferred Stock and 97,500 shares of Series D Convertible Preferred Stock outstanding. The Series C preferred shares are convertible into common stock at a price of $10 per share and the Series D preferred shares are convertible at $3.75 per share (subject to antidilution adjustments), in each case based on a base price of $50.00 per share, at any time at the discretion of the holder.  Both series of preferred stock are entitled to a 12% cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of Gardenburger.  The terms of the Series C and Series D Stock provide for a 10% premium on any liquidation or redemption.  If approved by our shareholders at our 2004 annual meeting, the earliest date on which holders may require redemption of their shares will be deferred from March 31, 2006 to as late as June 30, 2008, at which point they may be redeemed at the election of the holders or, under certain conditions, at our discretion. The 10% redemption premium, which totals $4.3 million, is being accreted over the redemption period.  At December 31, 2003, $1.4 million of the redemption premium has been accreted and is included in the preferred stock balance on the balance sheet. The liquidation preference of the Series C and Series D Stock was $55.2 million at December 31, 2003.

Seasonality

The third and fourth quarters of our fiscal year typically have stronger sales due to the summer grilling season.  We typically build inventories during the first and second quarters of each fiscal year in anticipation of increased sales in the third and fourth fiscal quarters.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and the use of estimates as reported in our Form 10-K for the fiscal year ended September 30, 2003.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Amounts outstanding under our Loan Agreement with CapitalSource bear interest at rates tied to the prime rate with a minimum rate of 10% on the term loan and 8% on the line of credit.  At December 31, 2003, we had $5.9 million outstanding at an interest rate of 10% and $2.9 million outstanding at an interest rate of 8%.  A hypothetical 10% increase in the prime rate would not have any effect on the interest rates currently being charged on these amounts under the Loan Agreement because the prime rate would still be below the minimum rates charged on the term loan and line of credit.

We do not currently utilize, nor do we anticipate utilizing, derivative financial instruments.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)          The exhibits filed as a part of this report are listed below and this list is intended to comprise the exhibit index:

Exhibit No.

10.1                           First Amendment, dated as of December 29, 2003, to Amended and Restated Convertible Senior Subordinated Note, dated as of January 10, 2002, between Gardenburger, Inc. and Dresdner Kleinwort Benson Private Equity Partners, L.P.

10.2                           Fifth Amendment, dated as of December 29, 2003, to Note Purchase Agreement, dated as of March 27, 1998, between Gardenburger, Inc. and Dresdner Kleinwort Benson Private Equity Partners, L.P.

10.3                           Fourth Amendment, dated as of December 29, 2003, to Revolving Credit and Term Loan Agreement, dated as of January 10, 2002, between Gardenburger, Inc. and CapitalSource Finance LLC.

10.4                           Amendment No. 2, dated as of December 22, 2003, to Stock Option Agreement dated January 20, 1992, between Gardenburger, Inc. and Paul F. Wenner.

31.1                           Certification of Scott C. Wallace Pursuant to Rule 13a-14(a) of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Robert T. Trebing, Jr. Pursuant to Rule 13a-14(a) of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of Scott C. Wallace Pursuant to Section 1350 as adopted pursuant to    Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of Robert T. Trebing, Jr. Pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         We did not file any reports on Form 8-K during the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2004	GARDENBURGER, INC.

	By:	/s/ROBERT T. TREBING, JR.
Robert T. Trebing, Jr.
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)