Form 10-Q
period 2004-03-31
GARDENBURGER INC
filed 2004-05-17
CIK 859735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock without par value	9,002,101
(Class)	(Outstanding at May 14, 2004)

GARDENBURGER, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GARDENBURGER, INC.
BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31, 2004	September 30, 2003
Assets
Current Assets:
Cash and cash equivalents	$698	$1,262
Accounts receivable, net of allowances of $204 and $193 at March 31, 2004 and September 30, 2003, respectively	3,246	2,960
Inventories, net	10,677	9,191
Prepaid expenses	1,692	2,089
Total current assets	16,313	15,502

Property, plant and equipment, net of accumulated depreciation of $11,992 and $10,588 at March 31, 2004 and September 30, 2003, respectively	11,426	11,969
Other assets, net of accumulated amortization of $1,620 and $1,397 at March 31, 2004 and September 30, 2003, respectively	814	757
Total assets	$28,553	$28,228

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Short-term note payable	$4,248	$2,183
Current portion of long-term debt	1,720	1,833
Accounts payable	3,167	2,546
Accrued payroll and employee benefits	1,084	704
Other current liabilities	2,596	2,299
Total current liabilities	12,815	9,565

Long-term debt, less current maturities	4,471	4,979
Convertible note payable	19,210	18,672

Convertible redeemable preferred stock, liquidation preference of $56,154 and $54,204 at March 31, 2004 and September 30, 2003, respectively, and 650,000 shares outstanding	53,600	51,012

Shareholders’ Equity (Deficit):
Preferred stock, no par value, 5,000,000 shares authorized	—	—
Common stock, no par value, 25,000,000 shares authorized; 9,002,101 shares issued and outstanding: at March 31, 2004 and September 30, 2003	11,189	11,189
Additional paid-in capital	12,500	12,500
Accumulated deficit	(85,232)	(79,689)
Total shareholders’ deficit	(61,543)	(56,000)
Total liabilities and shareholders’ deficit	$28,553	$28,228

See accompanying notes to financial statements.

GARDENBURGER, INC.
STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003

Net sales	$12,584	$12,408	$23,345	$21,397
Cost of goods sold	8,122	8,041	14,686	13,666
Gross margin	4,462	4,367	8,659	7,731

Operating expenses:
Sales and marketing	3,527	3,440	6,634	6,638
General and administrative	909	996	2,510	1,980
Other operating expense (income)	—	3	(17)	4
	4,436	4,439	9,127	8,622
Operating income (loss)	26	(72)	(468)	(891)

Other income (expense):
Interest income	1	3	2	7
Interest expense	(1,252)	(1,113)	(2,489)	(2,219)
	(1,251)	(1,110)	(2,487)	(2,212)
Loss before cumulative effect of a change in accounting principle and preferred dividends	(1,225)	(1,182)	(2,955)	(3,103)
Cumulative effect of a change in accounting for goodwill	—	—	—	411
Net loss	(1,225)	(1,182)	(2,955)	(3,514)
Preferred dividends	1,294	1,294	2,588	2,588
Net loss applicable to common shareholders	$(2,519)	$(2,476)	$(5,543)	$(6,102)

Basic and diluted loss per share before cumulative effect of a change in accounting principle	$(0.28)	$(0.28)	$(0.62)	$(0.63)

Basic and diluted loss per share for cumulative effect of a change in accounting principle	$—	$—	$—	$(0.05)

Basic and diluted net loss per share applicable to common shareholders	$(0.28)	$(0.28)	$(0.62)	$(0.68)

Shares used in per share calculations	9,002,101	9,002,101	9,002,101	9,002,101

See accompanying notes to financial statements.

GARDENBURGER, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,955)	$(3,514)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,626	1,629
Cumulative effect of a change in accounting for goodwill	—	411
Accretion related to exit fees	652	681
Loss (gain) on sale of property, plant and equipment	(17)	4
(Increase) decrease in:
Accounts receivable, net	(286)	(173)
Inventories, net	(1,486)	(1,248)
Prepaid expenses	397	(726)
Increase (decrease) in:
Accounts payable	621	(479)
Accrued payroll and employee benefits	380	25
Other current liabilities	297	686
Net cash used in operating activities	(771)	(2,704)

Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(908)	(1,073)
Proceeds from sale of property, plant and equipment	113	—
Net cash used in investing activities	(795)	(1,073)

Cash flows from financing activities:
Proceeds from line of credit, net	2,065	3,426
Payments on long-term debt	(735)	(1,151)
Capitalized financing fees	(328)	—
Net cash provided by financing activities	1,002	2,275

Decrease in cash and cash equivalents	(564)	(1,502)

Cash and cash equivalents:
Beginning of period	1,262	2,760
End of period	$698	$1,258

See accompanying notes to financial statements.

GARDENBURGER, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the quarterly periods ended March 31, 2004 and 2003 and the financial information as of March 31, 2004, is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The financial information as of September 30, 2003, is derived from our 2003 Annual Report on Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2003 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

We anticipate funding our cash commitments for the next twelve-month period ending March 31, 2005 out of operating cash flows and line of credit borrowings.  At March 31, 2004, we had $698,000 of cash and cash equivalents and $2.8 million available on our line of credit. Cash required to meet our interest and principal payments on our debt outstanding at March 31, 2004 totals approximately $2.5 million in the next twelve months as follows (in thousands):

Principal payments due on long-term debt	$1,720
Interest on long-term debt	472
Estimated interest on short-term note payable	250
Estimated unused line of credit fee related to short term note payable	39
Total	$2,481

Note 2.  Inventories

Inventories are valued at the lower of cost (using the first-in, first-out (FIFO) method) or market, and include materials, labor and manufacturing overhead.  Inventories consisted of the following (in thousands):

	March 31, 2004	September 30, 2003
Raw materials	$1,718	$1,222
Packaging and supplies	408	330
Finished goods	8,551	7,639
	$10,677	$9,191

Note 3. Supplemental Cash Flow Information and Non-Cash Activity

Supplemental disclosure of cash flow information and non-cash activity is as follows (in thousands):

	Six months ended March 31,
	2004	2003
Cash paid during the period for income taxes	$2	$7
Cash paid during the period for interest	469	1,033
Non-cash preferred dividends	2,588	2,588

Note 4. Stock-Based Compensation

We account for stock options issued to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” as amended, we have computed, for pro forma disclosure purposes, the impact on net loss and net loss per share as if we had accounted for our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net loss applicable to common shareholders, as reported	$(2,519)	$(2,476)	$(5,543)	$(6,102)
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(50)	(112)	(100)	(225)
Net loss applicable to common shareholders, pro forma	$(2,569)	$(2,588)	$(5,643)	$(6,327)
Basic and diluted net loss per share:
As reported	$(0.28)	$(0.28)	$(0.62)	$(0.68)
Pro forma	$(0.29)	$(0.29)	$(0.63)	$(0.70)

There were no options granted during the three or six-month periods ended March 31, 2004 and 2003.

Note 5. Earnings Per Share

Basic earnings per share (“EPS”) and diluted EPS are the same for the three and six-month periods ended March 31, 2004 and 2003 since we were in a loss position.

Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive are as follows (in thousands):

	March 31,
	2004	2003
Stock options	3,360	4,443
Stock warrants	1,116	1,116
Convertible Notes	1,730	1,730
Convertible preferred stock	4,062	4,062
Total	10,268	11,351

Note 6.  Amendments to Debt Agreements and Preferred Stock

In order to address issues relating to our ability to meet our financial obligations and to address non-compliance with certain of our financial covenants, we entered into amendments to our Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with CapitalSource Finance LLC (“CapitalSource”) and our Amended and Restated Convertible Senior Subordinated Note (the “Convertible Note”) held by Dresdner Kleinwort Benson Private Equity Partners, L.P. (“Dresdner”) in late December 2003.  The amendments, which extend the maturity of the Loan Agreement from December 15, 2004 to January 31, 2007, and of the Convertible Note from March 31, 2005 to June 15, 2007, were approved by our shareholders at our Annual Shareholder Meeting in March 2004.

We also negotiated amendments to our financial covenants in the Loan Agreement and the Convertible Note to levels that we expected to be able to achieve for the foreseeable future.  These amendments were not subject to shareholder approval. Beginning December 31, 2003, we are required under the Loan Agreement to maintain compliance with the following financial covenants, measured quarterly unless otherwise noted:

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

We were in compliance with all of our financial covenants at March 31, 2004.

In consideration of the maturity date extensions, the financial covenant amendments and the waivers received for prior violations, we paid a loan amendment fee to CapitalSource of approximately $130,000 and agreed to pay interest on the unpaid principal and accrued interest on the Convertible Note at the annual rate of 13% rather than 10%, which is the default interest rate provided in the note, beginning October 1, 2003, and continuing until our interest payments to Dresdner are brought current. The Loan Agreement, as amended, prohibits us from paying accrued interest on the Convertible Note to Dresdner prior to September 30, 2004, and permits us to pay interest to Dresdner on or after September 30, 2004, only if, and to the extent that, we comply with specified financial covenants and levels of capital availability.  Accrued interest due Dresdner at March 31, 2004 totaled approximately $2.0 million and is included in other current liabilities on our balance sheet.

We also received an agreement from Dresdner that future failures to pay interest on the Convertible Note when due will not be deemed, under specified conditions, to be an event of default under the Convertible Note.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “should,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements.  The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  As such, our actual results may differ significantly from those expressed in any forward-looking statements.  Factors that may cause or contribute to such differences include, but are not limited to: (i) consumers’ concerns or adverse publicity regarding our products; (ii) effectiveness of operating initiatives and advertising and promotional efforts; (iii) changes in consumer preferences; (iv) the availability and pricing of competitive products; (v) changes in our suppliers’ ability to provide quality and timely products to us; (vi) availability of financing; (vii) new legislation or government regulation concerning packaging or our ability to produce or sell our products; (viii) the availability of distributors, such as retail grocery stores, food services outlets, such as restaurants, club stores and natural food stores to carry our products;

(ix) the success of our research and development activities to develop new meat alternative products; (x) the availability of our manufacturing facilities; and (xi) the costs to protect our intellectual property rights.  Readers should carefully consider these risks, as well as the additional risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and in other documents we file from time to time with the Securities and Exchange Commission.  We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial statements contained herein and our audited financial statements and notes to financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

General

Approximately 66% of our gross sales are attributable to the Gardenburger® veggie burger and soy burger products, with the remaining 34% of our gross sales attributable to our newer meat alternative products. Consumers are quickly moving to the wider range of meat alternative products rapidly becoming available in the marketplace.  In response to this development in consumer tastes, we expanded our product line in fiscal 2002 to include a breakfast sausage alternative, our Herb Crusted Cutlet™ and Crispy Nuggets™.  In addition, in fiscal 2003 we added five new products, including BBQ Chik’n and Meatless Meatloaf. These additions join our meat alternative products released in fiscal 2000 and 2001, Riblets, Meatless Meatballs, and Chik’n Grill.

Our results have been, and continue to be, adversely affected by consumer trends favoring a low-carbohydrate diet.  This shift in consumer demand led to an 11% decrease and a 4% decrease, respectively, in sales of our veggie burger products in fiscal 2003 compared to fiscal 2002 and in the first six months of fiscal 2004 compared to the first six months of fiscal 2003.  Demand for veggie burgers may continue to decrease in the remainder of fiscal 2004 and beyond.  In addition, effective the second quarter of fiscal 2004, the Costco club stores ceased to require system-wide distribution of The Original Gardenburger® product, which may have a significant adverse impact on our club store sales for the remainder of fiscal 2004 and beyond.  Beginning in fiscal 2002, we launched a variety of new soy-based, meat alternative product offerings, which accounted for a net sales increase of approximately $4.0 million in fiscal 2003.  Sales of meat alternative products launched since the second quarter of fiscal 2003 contributed approximately $2.0 million to our net sales in the first two quarters of fiscal 2004.  We expect sales of our meat alternative products, including reformulated meatless burgers, to continue to increase throughout the remainder of fiscal 2004.

Results of Operations

(Dollars in thousands)	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003
	Dollars	% of net sales(1)	Dollars	% of net sales(1)
Net sales	$12,584	100.0%	$12,408	100.0%
Cost of goods sold	8,122	64.5	8,041	64.8
Gross margin	4,462	35.5	4,367	35.2

Sales and marketing expense	3,527	28.0	3,440	27.7
General and administrative expense	909	7.2	996	8.0
Other operating expense	—	—	3	—
	4,436	35.3	4,439	35.8
Operating income (loss)	26	0.2%	(72)	(0.6)%
Other expense, net	(1,251)		(1,110)
Net loss	(1,225)		(1,182)
Preferred dividends	1,294		1,294
Net loss applicable to common shareholders	$(2,519)		$(2,476)

	Six Months Ended March 31, 2004		Six Months Ended March 31, 2003
	Dollars	% of net sales(1)	Dollars	% of net sales(1)
Net sales	$23,345	100.0%	$21,397	100.0%
Cost of goods sold	14,686	62.9	13,666	63.9
Gross margin	8,659	37.1	7,731	36.1

Sales and marketing expense	6,634	28.4	6,638	31.0
General and administrative expense	2,510	10.8	1,980	9.3
Other operating expense (income)	(17)	(0.1)	4	—
	9,127	39.1	8,622	40.3
Operating loss	(468)	(2.0)%	(891)	(4.2)%
Other expense, net	(2,487)		(2,212)
Loss before cumulative effect of a change in accounting principle and preferred dividends	(2,955)		(3,103)
Cumulative effect of a change in accounting principle	—		411
Net loss	(2,955)		(3,514)
Preferred dividends	2,588		2,588
Net loss applicable to common shareholders	$(5,543)		$(6,102)

(1) Percentages may not add due to rounding.

Net Sales

The increases in net sales in the three and six-month periods ended March 31, 2004 compared to the three and six month periods ended March 31, 2003 are a result of continuing growth in meat alternative products, offset in part by a decrease in sales to Costco.

Sales of products launched after the second quarter of fiscal 2003, which are all meat alternative products, contributed $1.1 million and $2.0 million, respectively, to our net sales in the three and six month periods ended March 31, 2004. We expect sales of our meat alternative products, including reformulated meatless burgers, to continue to increase for fiscal 2004.  We also expect our new packaging, which started shipping at the end of the first quarter of fiscal 2004, to increase consumers’ awareness of how our products can fit into their diet choices and lifestyles, including low carbohydrate choices.

Net sales to Costco decreased by $532,000, or 30%, and $1.1 million, or 32%, respectively, in the three and six month periods ended March 31, 2004 compared to the same periods of fiscal 2003 as a result of Costco’s decision to remove the Kirkland Signature co-branding label from our Gardenburger original packaging, effective the second quarter of fiscal 2004, which means that our product is no longer required to be carried by all Costco stores.  Approximately 70% to 80% of the Costco stores have continued to carry our Gardenburger product and approximately 40% to 45% of the Costco stores have begun to sell our Riblets product.

Trade spending totaled $2.8 million and $4.7 million, respectively, in the three and six-month periods ended March 31, 2004 compared to $2.8 million and $4.6 million, respectively, in the comparable periods of fiscal 2003. Trade spending includes promotions, discounts, contract origination fees and slotting expenses. Pursuant to EITF No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” such expenses are recorded as a reduction of sales when the sale is recognized or the incentive is offered.

Gross Margin

The increases in gross margin and gross margin as a percentage of net sales in the three and six-month periods ended March 31, 2004, compared to the comparable periods of fiscal 2003 are due to increased unit sales, which provides a larger sales base over which to spread fixed costs.  There were no material changes to raw material costs or selling prices in the first six months of fiscal 2004 compared to the first six months of fiscal 2003.  We are beginning to experience higher commodity, primarily cheese, costs as we begin the second half of our fiscal year, but we do not anticipate any material selling price changes for the remainder of fiscal 2004.

Sales and Marketing Expense

Sales and marketing expense in the three and six-month periods ended March 31, 2004 includes approximately $7,000 and $57,000, respectively, of costs related to our move to Irvine, California from Portland, Oregon.  Sales and marketing expenditures in the three-month period ended March 31, 2004 also includes certain termination and recruitment costs related to changes in certain sales positions.  The increases in moving, termination and recruitment costs were offset by decreases that resulted from focusing our expenditures solely on the re-launch of our retail line.

General and Administrative Expense

General and administrative expense in the three and six-month periods ended March 31, 2004 includes approximately $32,000 and $587,000, respectively of costs related to our move to Irvine, California from Portland, Oregon.  The decrease in the three month period ended March 31, 2004 compared to the three month period ended March 31, 2003 is due to reduced insurance, depreciation and rent expense.  The increase in the six-month period ended March 31, 2004 compared to the six-month period ended March 31, 2003 was primarily due to relocation expenses.

Other Operating Expense (Income)

Other operating income in the six month period ended March 31, 2004 includes a $17,000 gain on the sale of assets.

Interest Expense

In connection with the amendment of our senior and subordinated debt instruments in December 2003, the interest rate on our subordinated debt increased to 13% from 10%, retroactive to October 1, 2003, until our interest payments are current, which is not expected to occur until at least fiscal 2005.  This increase in rate increased our interest expense by approximately $127,000 per quarter in fiscal 2004 compared to fiscal 2003.  In March 2004, we amended our Articles of Incorporation to extend the earliest mandatory redemption date of our Series C and Series D convertible preferred stock to as late as June 30, 2008.  As a result, we also extended the maturity dates under our CapitalSource Loan Agreement and our Convertible Note to January 31, 2007 and June 15, 2007, respectively. The extended maturity dates will decrease our interest expense by approximately $186,000 per quarter to approximately $113,000 per quarter.

Income Taxes

A valuation allowance has been recorded for the full amount of deferred tax assets due to the uncertainty regarding the realization of the net deferred tax assets consisting primarily of net operating loss and credit carryforwards.  Accordingly, no benefit has been recorded related to our losses in the first three and six-month periods of fiscal 2004 or fiscal 2003.

Cumulative Effect of Change in Accounting for Goodwill

In accordance with the adoption provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of fiscal 2003, we tested the carrying value of our goodwill utilizing a discounted cash flow analysis and determined that the remaining balance of $411,000 should be written off.  There was no goodwill on our balance sheet at March 31, 2004 or September 30, 2003.

Preferred Dividends

As approved by our shareholders at our 2004 Annual Shareholder Meeting in March 2004, the terms of our Series C and Series D convertible preferred stock were amended to defer the earliest date on which holders may require redemption of their shares of Series C and Series D convertible preferred stock to as late as June 30, 2008 instead of March 31, 2006.  Accordingly, the amount of the 10% redemption premium not previously accreted will be accreted over a longer period of time, which will reduce our quarterly preferred dividend charge from $1.29 million to approximately $1.16 million beginning in the third quarter of fiscal 2004.

Liquidity and Capital Resources

We anticipate funding our cash commitments for the next twelve-month period ending March 31, 2005 out of operating cash flows and line of credit borrowings.

At March 31, 2004, working capital was $3.5 million, including $698,000 of cash and cash equivalents.  Working capital decreased by $2.4 million at March 31, 2004 compared to September 30, 2003 and the current ratio decreased to 1.3:1 from 1.6:1.

Cash and cash equivalents at March 31, 2004 decreased $564,000 from September 30, 2003, primarily due to $771,000 used in operations, $908,000 used for the purchase of equipment, $735,000 used for payments on long-term debt and $328,000 used to pay financing fees related to our debt amendments, offset by $2.1 million of net proceeds from our line of credit and $113,000 of proceeds from the sale of assets.

Accounts receivable increased $286,000 to $3.2 million at March 31, 2004 from $3.0 million at September 30, 2003, due primarily to increased sales in the last month of the quarter ended March 31, 2004 compared to the last month of the quarter ended September 30, 2003.  Days sales outstanding were approximately 19 days at March 31, 2004 compared to approximately 21 days at September 30, 2003.

Inventories increased $1.5 million to $10.7 million at March 31, 2004 compared to $9.2 million at September 30, 2003.  Inventory turned approximately 3.2 times on an annualized basis in the second quarter of fiscal 2004 compared to 3.0 times in the corresponding period of fiscal 2003.  The increase in inventory is primarily due to normal seasonal build-up in preparation for the summer grilling season.

Capital expenditures of $908,000 during the first six months of fiscal 2004 were primarily used for manufacturing equipment relating to our new product introductions.  Capital expenditures could total up to approximately $1.5 million in fiscal 2004, primarily for manufacturing equipment. At this increased level of full-year capital spending, we would have to seek a waiver of our full-year capital expenditures covenants included in our Loan Agreement and our Convertible Note.  We expect that we will be able to obtain these waivers.

Other long-term assets increased $57,000 to $814,000 at March 31, 2004 from $757,000 at September 30, 2003 as a result of the capitalization of $328,000 of financing fees, offset primarily by the related amortization of capitalized financing fees.  Unamortized capitalized financing fees totaled $472,000 at March 31, 2004 and will be amortized at the rate of approximately $41,000 per quarter.

Our Loan Agreement with CapitalSource provides for an $8.0 million term loan and a $7.0 million line of credit (together, “the Loans”).  The Loan Agreement permits us to request advances under the $7.0 million line of credit up to the sum of 85% of eligible receivables and 60% of eligible inventory.  At March 31, 2004, there was approximately $2.8 million remaining available on the CapitalSource line of credit, which will be used as needed for working capital.  The balance outstanding of $6.2 million on the term loan includes $0.6 million of accrued exit fees at March 31, 2004.

We also have approximately $16.9 million of principal and $2.3 million of accretion related to exit fees due to Dresdner pursuant to the terms of our Convertible Note. The Convertible Note requires payment of a 20% premium on the principal plus accrued but unpaid interest at repayment or maturity. The Convertible Note is convertible into common stock at the election of the holder; the conversion price at March 31, 2004 was $9.78 per share.

Pursuant to the CapitalSource Loan Agreement and Convertible Note, as amended, in future quarters, we will record quarterly interest expense of approximately $22,000 and $91,000, respectively, for the accretion related to the exit fees. These amounts are added to the long-term debt and convertible note balances, respectively.

In September 2003, Dresdner agreed to permit the deferral of our September 30, 2003 interest payment, which totaled $845,000, to December 31, 2003.  In December 2003, this interest payment was further deferred to no earlier than September 30, 2004.  In addition $576,000 was accrued in each of the first and second quarters of fiscal 2004.  Accordingly, we included the total of $2.0 million and $845,000, respectively, on our balance sheets as of March 31, 2004 and September 30, 2003 in other current liabilities.

In order to address issues relating to our ability to meet our financial obligations and to address non-compliance with certain of our financial covenants, we entered into amendments to our Loan Agreement with CapitalSource and our Convertible Note held by Dresdner in late December 2003.  The amendments were contingent upon amending our Articles of Incorporation to extend the date on which our holders of Series C and Series D convertible preferred stock could redeem their shares of preferred stock, which shareholder approval was obtained at our Annual Shareholder Meeting in March 2004.

The amendments extend the maturity of the Loan Agreement from December 15, 2004 to January 31, 2007 and of the Convertible Note from March 31, 2005 to June 15, 2007.

We also negotiated amendments to our financial covenants in the Loan Agreement and the Convertible Note to levels that we expected to be able to achieve for the foreseeable future.  Beginning December 31, 2003, we are required under the Loan Agreement to maintain compliance with the following financial covenants, measured quarterly unless otherwise noted:

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

The financial covenants applicable to the Convertible Note are similar, but in each case slightly less restrictive.  At March 31, 2004, we were in compliance with all of the financial covenants.

In consideration of the maturity date extensions, the financial covenant amendments, and the waivers received for prior violations, we paid a loan amendment fee to CapitalSource of approximately $130,000 and agreed to pay interest on the unpaid principal and accrued interest on the Convertible Note at the annual rate of 13% rather than 10%, which is the default interest rate provided in the note, beginning October 1, 2003, and continuing until our interest payments to Dresdner are brought current. The Loan Agreement, as amended, prohibits us from paying accrued interest on the Convertible Note to Dresdner prior to September 30, 2004, and permits us to pay interest to Dresdner on or after September 30, 2004, only if and to the extent that we comply with specified financial covenants and levels of capital availability. Interest due Dresdner at March 31, 2004 totaled approximately $2.0 million and is included in other current liabilities on our balance sheet.

We also received an agreement from Dresdner that future failures to pay interest on the Convertible Note when due will not be deemed, under specified conditions, to be an event of default under the Convertible Note.

Principal payments under our term loan, our Convertible Note and our operating leases are significant.  A schedule of payments remaining due at March 31, 2004 in the next five fiscal years, including exit fees of $750,000 for the term loan and approximately $3.4 million for the Convertible Note, is as follows:

Year Ending September 30,	Term Loan	Convertible Note	Operating Leases	Total
2004	$720,000	$—	$323,046	$1,043,046
2005	2,000,004	—	655,653	2,655,657
2006	2,000,004	—	668,298	2,668,302
2007	1,583,335	20,286,750	551,728	22,421,813
2008	—	—	132,255	132,255
Thereafter	—	—	—	—
Total	$6,303,343	$20,286,750	$2,330,980	$28,921,073

We have 552,500 shares of Series C Convertible Preferred Stock and 97,500 shares of Series D Convertible Preferred Stock outstanding. The Series C preferred shares are convertible into common stock at a price of $10 per share and the Series D preferred shares are convertible at $3.75 per share (subject to antidilution adjustments), in each case based on a base price of $50.00 per share, at any time at the discretion of the holder.  Both series of preferred stock are entitled to a 12% cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of Gardenburger.  The terms of the Series C and Series D Stock provide for a 10% premium on any liquidation or redemption.  As approved by our shareholders at our March 2004 Annual Shareholders Meeting, the earliest date on which holders may require redemption of their shares was deferred from March 31, 2006 to as late as June 30, 2008, at which point they may be redeemed at the election of the holders or, under certain conditions, at our discretion. The 10% redemption premium, which totals $4.3 million, is being accreted over the redemption period.  At March 31, 2004, $1.8 million of the redemption premium has been accreted and is included in the preferred stock balance on the balance sheet. The liquidation preference of the Series C and Series D Stock was $56.2 million at March 31, 2004.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Amounts outstanding under our Loan Agreement with CapitalSource bear interest at rates tied to the prime rate with a minimum rate of 10% on the term loan and 8% on the line of credit.  At March 31, 2004, we had $5.6 million outstanding at an interest rate of 10% on the term loan and $4.2 million outstanding at an interest rate of 8% on the line of credit.  A hypothetical 10% increase in the prime rate would not have any effect on the interest rates currently being charged on these amounts under the Loan Agreement because the prime rate would still be below the minimum rates charged on the term loan and line of credit.

Our Convertible Note held by Dresdner is at a fixed interest rate and, therefore, a change in market interest rates would not affect interest expense related to the Convertible Note.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on March 18, 2004, at which time the following actions were taken:

1.               The five nominees for election by the holders of common stock and preferred stock and the two director nominees for election by the holders of the Series C preferred stock as directors were elected.  The voting results follow:

Director Name	Votes For	Votes Withheld
Charles E. Bergeron	11,015,038	202,300
Alexander P. Coleman	11,010,006	207,332
Richard L. Mazer	11,010,806	206,532
Scott C. Wallace	11,005,606	211,732
Paul F. Wenner	11,017,113	200,225
Kyle A. Anderson (Series C shares only; 5 votes per share)	2,486,250	—
Kevin M. Reilly (Series C shares only; 5 votes per share)	2,486,250	—

2.               The amendment to our Restated Articles of Incorporation to defer the earliest date of mandatory redemption of our Series C and Series D Convertible Preferred Stock to as late as June 30, 2008 was approved.  The voting results follow:

Number of Votes For	Number of Votes Against	Number of Shares Abstaining	Number of Broker Non-Votes
6,568,568	106,587	54,269	4,487,914

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

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

(b)          Reports on Form 8-K:

We did not file any reports on Form 8-K during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 17, 2004	GARDENBURGER, INC.

By: /s/ROBERT T. TREBING, JR.
Robert T. Trebing, Jr.
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)