Form 10-Q
period 2004-06-30
GARDENBURGER INC
filed 2004-08-16
CIK 859735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes  ☒                                                          No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐      No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock without par value	9,002,101
(Class)	(Outstanding at August 12, 2004)

GARDENBURGER, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

GARDENBURGER, INC.

BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30, 2004	September 30, 2003
Assets
Current Assets:
Cash and cash equivalents	$6	$1,262
Accounts receivable, net of allowances of $104 and $193 at June 30, 2004 and September 30, 2003, respectively	4,540	2,960
Inventories, net	10,328	9,191
Prepaid expenses	1,881	2,089
Total current assets	16,755	15,502

Property, plant and equipment, net of accumulated depreciation of $12,643 and $10,588 at June 30, 2004 and September 30, 2003, respectively	11,286	11,969
Other assets, net of accumulated amortization of $1,673 and $1,397 at June 30, 2004 and September 30, 2003, respectively	760	757
Total assets	$28,801	$28,228

Liabilities and Shareholders’ Deficit
Current Liabilities:
Short-term note payable	$4,615	$2,183
Current portion of long-term debt	1,860	1,833
Accounts payable	3,022	2,546
Accrued payroll and employee benefits	859	704
Other current liabilities	2,986	2,299
Total current liabilities	13,342	9,565

Long-term debt, less current maturities	3,993	4,979
Convertible note payable	19,301	18,672
Total long-term debt	23,294	23,651

Convertible redeemable preferred stock, liquidation preference of $57,129 and $54,204 at June 30, 2004 and September 30, 2003, respectively, and 650,000 shares outstanding	54,749	51,012

Shareholders’ Deficit:
Preferred stock, no par value, 5,000,000 shares authorized	—	—
Common stock, no par value, 25,000,000 shares authorized; 9,002,101 shares issued and outstanding: at June 30, 2004 and September 30, 2003	11,189	11,189
Additional paid-in capital	12,500	12,500
Accumulated deficit	(86,273)	(79,689)
Total shareholders’ deficit	(62,584)	(56,000)
Total liabilities and shareholders’ deficit	$28,801	$28,228

See accompanying notes to financial statements.

GARDENBURGER, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003

Net sales	$14,240	$15,040	$37,585	$36,437
Cost of goods sold	8,932	8,489	23,618	22,155
Gross margin	5,308	6,551	13,967	14,282

Operating expenses:
Sales and marketing	3,516	3,816	10,150	10,454
General and administrative	656	1,171	3,166	3,151
Other operating expense (income)	—	1	(17)	5
	4,172	4,988	13,299	13,610
Operating income	1,136	1,563	668	672

Other income (expense):
Interest income	—	2	2	9
Interest expense	(1,028)	(1,126)	(3,517)	(3,345)
	(1,028)	(1,124)	(3,515)	(3,336)
Income (loss) before cumulative effect of a change in accounting principle and preferred dividends	108	439	(2,847)	(2,664)
Cumulative effect of a change in accounting for goodwill	—	—	—	411
Net income (loss)	108	439	(2,847)	(3,075)
Preferred dividends	1,149	1,295	3,737	3,883

Net loss applicable to common shareholders	$(1,041)	$(856)	$(6,584)	$(6,958)

Basic and diluted loss per share before cumulative effect of a change in accounting principle	$(0.12)	$(0.10)	$(0.73)	$(0.73)

Basic and diluted loss per share for cumulative effect of a change in accounting principle	$—	$—	$—	$(0.05)

Basic and diluted net loss per share applicable to common shareholders	$(0.12)	$(0.10)	$(0.73)	$(0.77)

Shares used in basic per share calculations	9,002,101	9,002,101	9,002,101	9,002,101

Shares used in diluted per share calculations	9,002,101	9,002,101	9,002,101	9,002,101

See accompanying notes to financial statements.

GARDENBURGER, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,847)	$(3,075)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	2,331	2,448
Cumulative effect of a change in accounting for goodwill	—	411
Accrual of CapitalSource and Dresdner exit fees	765	1,017
(Gain) loss on sale of property, plant and equipment	(17)	5
(Increase) decrease in:
Accounts receivable, net	(1,580)	(639)
Inventories, net	(1,137)	(1,934)
Prepaid expenses	208	(505)
Increase (decrease) in:
Accounts payable	476	787
Accrued payroll and employee benefits	155	(220)
Other current liabilities	687	1,057
Net cash used in operating activities	(959)	(648)

Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(1,419)	(1,482)
Proceeds from sale of property, plant and equipment	113	—
Net cash used in investing activities	(1,306)	(1,482)

Cash flows from financing activities:
Proceeds from line of credit, net	2,432	2,386
Payments on long-term debt	(1,095)	(1,526)
Capitalized financing fees	(328)	—
Net cash provided by financing activities	1,009	860

Decrease in cash and cash equivalents	(1,256)	(1,270)

Cash and cash equivalents:
Beginning of period	1,262	2,760
End of period	$6	$1,490

See accompanying notes to financial statements.

GARDENBURGER, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three-month and nine-month periods ended June 30, 2004 and 2003 and the financial information as of June 30, 2004, is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The financial information as of September 30, 2003, is derived from our 2003 Annual Report on Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2003 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Liquidity

We anticipate funding our cash commitments for the next twelve-month period ending June 30, 2005 out of operating cash flows and line of credit borrowings.  There can be no assurance that cash flows from operations and funds available on our line of credit will be sufficient to sustain operations in the future.  At June 30, 2004, we had $2.4 million available on our line of credit. Cash required to meet our interest and principal payments on our debt outstanding at June 30, 2004 totals approximately $2.6 million in the next twelve months as follows (in thousands):

Principal payments due on long-term debt	$1,860
Interest on long-term debt	427
Estimated interest on short-term note payable	272
Estimated unused line of credit fee related to short term note payable	36
Total	$2,595

Note 2. Inventories

Inventories are valued at the lower of cost (using the first-in, first-out (FIFO) method) or market, and include materials, labor and manufacturing overhead.  Inventories consisted of the following (in thousands):

	June 30, 2004	September 30, 2003
Raw materials	$1,600	$1,222
Packaging and supplies	539	330
Finished goods	8,189	7,639
	$10,328	$9,191

Note 3. Supplemental Cash Flow Information and Non-Cash Activity

Supplemental disclosure of cash flow information and non-cash activity is as follows (in thousands):

	Nine months ended June 30,
	2004	2003
Cash paid during the period for income taxes	$5	$7
Cash paid during the period for interest	$718	$1,758
Non-cash preferred dividends	$3,737	$3,883

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net loss applicable to common shareholders	$(1,041)	$(856)	$(6,584)	$(6,958)
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(50)	(113)	(151)	(338)
Net loss, pro forma	$(1,091)	$(969)	$(6,735)	$(7,296)
Basic and diluted net loss per share:
As reported	$(0.12)	$(0.10)	$(0.73)	$(0.77)
Pro forma	$(0.12)	$(0.11)	$(0.75)	$(0.81)

There were no options granted during the three or nine-month periods ended June 30, 2004 or 2003.

Note 5. Net Loss Per Share

Basic net loss per share and diluted net loss per share are the same for the three and nine-month periods ended June 30, 2004 and 2003 since we were in a loss position.

Potentially dilutive securities that are not included in the diluted net loss per share calculations because they would be antidilutive are as follows (in thousands):

	June 30,
	2004	2003
Stock options	3,259	4,228
Stock warrants	1,116	1,116
Convertible Notes	1,730	1,730
Convertible preferred stock	4,062	4,062
Total	10,167	11,136

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

In late December 2003, we also negotiated amendments to our financial covenants in the Loan Agreement and the Convertible Note to levels that we expected to be able to achieve for the foreseeable future. These December 2003 amendments were not subject to shareholder approval. Beginning December 31, 2003, we are required under the Loan Agreement to maintain compliance with the following financial covenants (in some cases as further modified by the amendments entered into on August 13, 2004, discussed below), measured quarterly unless otherwise noted:

•                  a maximum ratio of long-term indebtedness to earnings (as defined below) ranging from a high of 3.60:1.00 for the quarter ended March 31, 2004,  to a low of 2.50:1.00 for each quarter ending on or after June 30, 2004;

•                  minimum earnings for a rolling 12-month period, as adjusted to exclude certain expenses and non-cash charges, ranging from a low of $3,000,000 for the quarter ended June 30, 2004, to a high of $6,000,000 for the quarter ending September 30, 2005, and thereafter (“minimum adjusted EBITDA”);

•                  a minimum senior fixed charge coverage ratio (which excludes from fixed charges both interest expense and accrued premium on the Convertible Note) ranging from a low of 0.90:1.00 for the quarter ended June 30, 2004, to a high of 1.57:1.00 for the quarter ending June 30, 2005;

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

In consideration of the maturity date extensions, the financial covenant amendments and the waivers received for prior violations discussed above, we paid a loan amendment fee to CapitalSource of approximately $130,000 and agreed to pay interest on the unpaid principal and accrued interest on the Convertible Note at the annual rate of 13% rather than 10%, which is the default interest rate provided in the note, beginning October 1, 2003, and continuing until our interest payments to Dresdner are brought current. The Loan Agreement, as amended, prohibits us from paying accrued interest on the Convertible Note to Dresdner prior to September 30, 2004, and permits us to pay interest to Dresdner on or after September 30, 2004, only if, and to the extent that, we comply with specified financial covenants and levels of capital availability.  Accrued interest due Dresdner at June 30, 2004 totaled approximately $2.6 million and is included in other current liabilities on our balance sheet.

We also received an agreement from Dresdner that future failures to pay interest on the Convertible Note when due will not be deemed, under specified conditions, to be an event of default under the Convertible Note.

In addition to the December 2003 amendments, on August 13, 2004, we entered into an amendment of our Loan Agreement with CapitalSource, and an amendment of our Convertible Note with Dresdner.  These amendments were not subject to shareholder approval.  Under the amendment of the Loan Agreement, we are now required to comply with the following financial covenants:

•                  if repayment or termination occur on or before August 13, 2005, a termination fee is due (unless CapitalSource is the lender in the credit facility which replaces or refinances the Loan Agreement) equal to 1% of the sum of (A) the maximum amount of the revolving credit facility under the Loan Agreement and (B) the outstanding balance of the term loan under the Loan Agreement, minus the amount of scheduled principal payments made between August 13, 2004 and the date of such repayment or termination;

•                  capital expenditures in an amount per fiscal year not exceeding $1,550,000 for the fiscal year ending September 30, 2004, and $1,100,000 for fiscal years ending thereafter; and

•                  a minimum senior fixed charge coverage ratio for the following quarterly periods: a ratio of 1.35:1.00 for the quarter ended September 30, 2004, a ratio of 1.25:1.00 for the quarter ended December 31, 2004, a ratio of 1.48:1.00 for the quarter ended March 31, 2005, and a ratio of 1.57:1.00 for the quarter ended June 30, 2005.

The financial covenants regarding capital expenditure limitations and minimum senior fixed charge coverage ratios applicable to the Convertible Note (as amended) are similar, but in each case slightly less restrictive.

Note 7.  Debt Covenant Non-Compliance and Waivers

As of June 30, 2004 we were out of compliance with our fiscal year capital expenditure limitation covenants in both our Loan Agreement and our Convertible Note. Our capital expenditures totaled $1.4 million for the nine months ended June 30, 2004 and our Loan Agreement and our Convertible Note limit us to $1.2 million and $1.32 million, respectively, for the fiscal year.  We were also out of compliance with the senior fixed charge coverage ratio covenant in the Loan Agreement.  Our senior fixed charge coverage ratio was 0.81 at June 30, 2004 and the requirement in the Loan Agreement is to be no less than 0.90.

On August 13, 2004, we entered into an amendment of our Loan Agreement with CapitalSource.  This amendment included waivers of the June 30, 2004 non-compliance with the covenants in the Loan Agreement referenced in the preceding paragraph. On August 13, 2004, we entered into an amendment of our Convertible Note with Dresdner. This amendment included a waiver of the June 30, 2004 non-compliance with the covenant in the Convertible Note referenced in the preceding paragraph.

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

General

Approximately 69% of our gross sales are attributable to the Gardenburger® veggie burger and soy burger products, with the remaining 31% of our gross sales attributable to our newer meat alternative products. Consumers have been moving to the wider range of meat alternative products becoming available in the marketplace.  In response to this development in consumer tastes, we expanded our product line in fiscal 2002 to include a breakfast sausage alternative and our Herb Crusted Cutlet™.   In addition, in fiscal 2003 we added five new products, including BBQ Chik’n and Meatless Meatloaf. These additions join our meat alternative products released in fiscal 2000 and 2001, Riblets, Meatless Meatballs, and Chik’n Grill. In the third quarter of fiscal 2004, we introduced a new line of six microwaveable meatless entrees to capitalize on the consumers’ need for convenience.  Sales of this new line of Gardenburger Meals added $528,000 of net sales after shipments began in June 2004.

Our results have been, and continue to be, adversely affected by consumer trends favoring a low-carbohydrate diet.  This shift in consumer demand contributed to an 11% decrease and an 8% decrease, respectively, in sales of our veggie burger products in fiscal 2003 compared to fiscal 2002 and in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003.  In response, we reformulated our veggie burgers to reduce carbohydrates while increasing protein and improving taste. Demand for veggie burgers may continue to decrease in the remainder of fiscal 2004 and beyond.  In addition, effective the second quarter of fiscal 2004, the Costco club stores ceased to require system-wide distribution of The Original Gardenburger® product, which may have a significant adverse impact on our club store sales for the remainder of fiscal 2004 and beyond.  Beginning in fiscal 2002, we launched a variety of new soy-based, meat alternative product offerings, which accounted for a net sales increase of approximately $4.0 million in fiscal 2003.  Sales of meat alternative products launched since the third quarter of fiscal 2003 contributed approximately $3.1 million, including the $528,000 of entree sales discussed above, to our net sales in the first three quarters of fiscal 2004.  We expect sales of our meat alternative products, including reformulated meatless burgers and the new entrees, to continue to increase throughout the remainder of fiscal 2004.

Results of Operations

	Three Months Ended June, 2004		Three Months Ended June 30, 2003
(Dollars in thousands)	Dollars	% of net sales(1)	Dollars	% of net sales(1)
Net sales	$14,240	100.0%	$15,040	100.0%
Cost of goods sold	8,932	62.7	8,489	56.4
Gross margin	5,308	37.3	6,551	43.6

Sales and marketing expense	3,516	24.7	3,816	25.4
General and administrative expense	656	4.6	1,171	7.8
Other operating expense	—	—	1	—
	4,172	29.3	4,988	33.2
Operating income	1,136	8.0%	1,563	10.4%
Other expense, net	(1,028)		(1,124)
Net income	108		439
Preferred dividends	1,149		1,295
Net loss applicable to common shareholders	$(1,041)		$(856)

	Nine Months Ended June 30, 2004		Nine Months Ended June 30, 2003
	Dollars	% of net sales(1)	Dollars	% of net sales(1)
Net sales	$37,585	100.0%	$36,437	100.0%
Cost of goods sold	23,618	62.8	22,155	60.8
Gross margin	13,967	37.2	14,282	39.2

Sales and marketing expense	10,150	27.0	10,454	28.7
General and administrative expense	3,166	8.4	3,151	8.6
Other operating expense (income)	(17)	—	5	—
	13,299	35.4	13,610	37.4
Operating income	668	1.8%	672	1.8%
Other expense, net	(3,515)		(3,336)
Loss before cumulative effect of a change in accounting principle and preferred dividends	(2,847)		(2,664)
Cumulative effect of a change in accounting principle	—		411
Net loss	(2,847)		(3,075)
Preferred dividends	3,737		3,883
Net loss applicable to common shareholders	$(6,584)		$(6,958)

(1) Percentages may not add due to rounding.

Net Sales

The decrease in net sales in the three-month period ended June 30, 2004 compared to the three-month period ended June 30, 2003 is primarily due to a decrease in sales to Costco, offset in part by sales of our new line of six microwaveable entree products introduced in the third quarter of fiscal 2004, as well as a reduction in trade spending.

The increase in net sales in the nine-month period ended June 30, 2004 compared to the nine-month period ended June 30, 2003 is a result of continuing growth in meat alternative products, including our new entrees, and a reduction in trade spending, offset in part by a decrease in sales to Costco.

Sales of products launched after the third quarter of fiscal 2003, which are all meat alternative products, contributed $1.2 million and $3.1 million, respectively, to our net sales in the three and nine-month periods ended June 30, 2004. We expect sales of our meat alternative products, including reformulated meatless burgers and the new entrees, to continue to increase for fiscal 2004. We also expect our new packaging, which started shipping at the end of the first quarter of fiscal 2004, to increase consumers’ awareness of how our products can fit into their diet choices and lifestyles, including low carbohydrate choices.

Net sales to Costco decreased by $1.7 million, or 66.3%, and $2.8 million, or 47.1%, respectively, in the three and nine-month periods ended June 30, 2004 compared to the same periods of fiscal 2003 as a result of Costco’s decision to remove the Kirkland Signature co-branding label from our Gardenburger original packaging, effective the second quarter of fiscal 2004, which means that our product is no longer required to be carried by all Costco stores.  Approximately 40% to 45% of the Costco stores have continued to carry our Gardenburger product.

Trade spending totaled $2.6 million and $7.3 million, respectively, in the three and nine-month periods ended June 30, 2004 compared to $3.2 million and $8.1 million, respectively, in the comparable periods of fiscal 2003. Trade spending includes promotions, discounts, contract origination fees and slotting expenses. Pursuant to EITF No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” such expenses are recorded as a reduction of sales when the sale is recognized or when the incentive is offered.

Gross Margin

The decreases in gross margin and gross margin as a percentage of net sales in the three and nine-month periods ended June 30, 2004, compared to the comparable periods of fiscal 2003 are due to lower sales in the three-month period ended June 30, 2004 compared to the same period in 2003, and unfavorable manufacturing variances during the three-month period ended June 30, 2004, which primarily resulted from inefficiencies related to the introduction of our new entrees.  Except for an increase in certain commodity prices, primarily cheese, and certain shipping materials, we have not experienced material changes to our raw material costs in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003.  We have not made any material selling price changes in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003, and we do not anticipate any material selling price changes for the remainder of fiscal 2004.

Sales and Marketing Expense

Sales and marketing expense in the nine-month period ended June 30, 2004 includes approximately $57,000 of costs related to our move to Irvine, California from Portland, Oregon.  Sales and marketing expenditures in the nine-month period ended June 30, 2004 also include certain termination and recruitment costs related to changes in certain sales positions.  The decreases in sales and marketing expense in the three and nine-months ended June 30, 2004 compared to the three and nine-months ended June 30, 2003 were primarily due to decreases that resulted from focusing our expenditures in the first half of the year solely on the re-launch of our retail line and general reductions in inventory storage costs and commissions.  These decreases were partially offset by increases in moving, termination and recruitment costs.

General and Administrative Expense

General and administrative expense in the nine-month period ended June 30, 2004 includes approximately $587,000 of costs related to our move to Irvine, California from Portland, Oregon.  The decrease in general and administrative expense in the three-month period ended June 30, 2004 compared to the three-month period ended June 30, 2003 is primarily due to a $100,000 reduction in our allowance for doubtful accounts and reduced insurance, depreciation and rent expense.

Other Operating Expense

Other operating expense in the nine-month period ended June 30, 2004 includes a $17,000 gain on the sale of assets.

Interest Expense

In connection with the amendment of our senior and subordinated debt instruments in December 2003, the interest rate on our subordinated debt increased to 13% from 10%, retroactive to October 1, 2003, until our interest payments are current, which is not expected to occur until at least fiscal 2005. This increase in rate increased our interest expense by approximately $127,000 per quarter in fiscal 2004 compared to fiscal 2003. In March 2004, we amended our Articles of Incorporation to extend the earliest mandatory redemption date of our Series C and Series D convertible preferred stock to as late as June 30, 2008.  As a result, we also extended the maturity dates under our CapitalSource Loan Agreement and our Convertible Note to January 31, 2007 and June 15, 2007, respectively. The extended maturity dates decreased our interest expense related to exit fees by approximately $186,000 per quarter to approximately $112,000 per quarter.

Income Taxes

A valuation allowance has been recorded for the full amount of deferred tax assets due to the uncertainty regarding the realization of the net deferred tax assets consisting primarily of net operating loss and credit carryforwards.  Accordingly, no benefit has been recorded related to our losses in the three and nine-month periods ended June 30, 2004 or 2003.

Cumulative Effect of Change in Accounting for Goodwill

In accordance with the adoption provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of fiscal 2003, we tested the carrying value of our goodwill utilizing a discounted cash flow analysis and determined that the remaining balance of $411,000 should be written off.  There was no goodwill on our balance sheet at June 30, 2004 or September 30, 2003.

Preferred Dividends

As approved by our shareholders at our 2004 Annual Shareholder Meeting in March 2004, the terms of our Series C and Series D convertible preferred stock were amended to defer the earliest date on which holders may require redemption of their shares of Series C and Series D convertible preferred stock to as late as June 30, 2008 instead of March 31, 2006. Accordingly, the amount of the 10% redemption premium not previously accreted will be accreted over a longer period of time, which reduced our quarterly preferred dividend charge from $1.29 million to approximately $1.15 million beginning in the third quarter of fiscal 2004. Detail of our preferred dividends is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
12% cumulative dividends	$975	$975	$2,925	$2,925
Accretion of 10% redemption premium	139	256	650	766
Accretion of original issue discount	35	64	162	192
	$1,149	$1,295	$3,737	$3,883

Liquidity and Capital Resources

We anticipate funding our cash commitments for the next twelve-month period ending June 30, 2005 out of operating cash flows and line of credit borrowings.  There can be no assurance that cash flows from operations and funds available on our line of credit will be sufficient to sustain operations in the future.  At June 30, 2004, we had $2.4 million available on our line of credit. Cash required to meet our interest and principal payments on our debt outstanding at June 30, 2004 totals approximately $2.6 million in the next twelve months as follows (in thousands):

Principal payments due on long-term debt	$1,860
Interest on long-term debt	427
Estimated interest on short-term note payable	272
Estimated unused line of credit fee related to short term note payable	36
Total	$2,595

At June 30, 2004, working capital was $3.4 million.  Working capital decreased by $2.5 million at June 30, 2004 compared to September 30, 2003 and the current ratio decreased to 1.3:1 from 1.6:1.

Cash and cash equivalents at June 30, 2004 decreased $1.3 million from September 30, 2003, primarily due to $959,000 used in operations, $1.4 million used for the purchase of equipment, $1.1 million used for payments on long-term debt and $328,000 used to pay financing fees related to our debt amendments, offset by $2.4 million of net proceeds from our line of credit and $113,000 of proceeds from the sale of assets.

Accounts receivable increased $1.5 million to $4.5 million at June 30, 2004 from $3.0 million at September 30, 2003, due primarily to sales in the last month of the quarter ended June 30, 2004, which were $1.4 million higher than sales in the last month of the quarter ended September 30, 2003.  Days sales outstanding were approximately 29 days at June 30, 2004 compared to approximately 21 days at September 30, 2003.

Inventories increased $1.1 million to $10.3 million at June 30, 2004 compared to $9.2 million at September 30, 2003, although they declined $349,000 from March 31, 2004.  Inventory turned approximately 3 times on an annualized basis in the third quarters of both fiscal 2004 and 2003.  The increase in inventory is primarily due to normal seasonal build-up for the summer grilling season and to a larger entree inventory build-up due to a faster than expected acceptance in the retail markets.

Capital expenditures of $1.4 million during the first nine months of fiscal 2004 were primarily used for manufacturing equipment relating to the introduction of our six microwaveable entrée products in the third quarter of fiscal 2004.  Capital expenditures could total up to approximately $1.5 million in fiscal 2004, primarily for manufacturing equipment.  As of June 30, 2004, we were out of compliance with our fiscal year capital expenditure limitation covenants in both our Loan Agreement and our Convertible Note.  Our Loan Agreement and our Convertible Note limit us to $1.2 million and $1.32 million, respectively, of capital expenditures for the fiscal year.  On August 13, 2004, we entered into an amendment of our Loan Agreement with CapitalSource, and an amendment of our Convertible Note with Dresdner.  Each amendment included a waiver of the June 30, 2004 non-compliance with the capital expenditure covenants in the Loan Agreement and the Convertible Note, respectively, referenced in this paragraph.

Other long-term assets include unamortized capitalized financing fees totaling $421,000 at June 30, 2004, which are currently being amortized at the rate of approximately $50,000 per quarter.

Our Loan Agreement with CapitalSource provides for an $8.0 million term loan and a $7.0 million line of credit (together, “the Loans”).  The Loan Agreement permits us to request advances under the $7.0 million line of credit up to the sum of 85% of eligible receivables and 60% of eligible inventory.  At June 30, 2004, there was approximately $2.4 million remaining available on the CapitalSource line of credit, which will be used as needed for working capital.  The balance outstanding of $5.9 million on the term loan includes $0.7 million of accrued exit fees at June 30, 2004.

We also have approximately $16.9 million of principal and $2.4 million of accretion related to exit fees due to Dresdner pursuant to the terms of our Convertible Note. The Convertible Note requires payment of a 20% premium on the principal plus accrued but unpaid interest at repayment or maturity. The Convertible Note is convertible into common stock at the election of the holder; the conversion price at June 30, 2004 was $9.78 per share.

Pursuant to the CapitalSource Loan Agreement and Convertible Note, as amended, we currently record quarterly interest expense of approximately $21,000 and $91,000, respectively, for the accretion related to the exit fees. These amounts are added to the long-term debt and convertible note balances, respectively.

In September 2003, Dresdner agreed to permit the deferral of our September 30, 2003 interest payment, which totaled $845,000, to December 31, 2003.  In December 2003, this interest payment was further deferred to no earlier than September 30, 2004.  In addition, $576,000 was accrued in each of the first and second quarters of fiscal 2004, and $595,000 was accrued in the third quarter of fiscal 2004.  Accordingly, we included the total of $2.6 million and $845,000, respectively, on our balance sheets as of June 30, 2004 and September 30, 2003 in other current liabilities.

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

In late December 2003, we also negotiated amendments to our financial covenants in the Loan Agreement and the Convertible Note.  Beginning December 31, 2003, we are required under the Loan Agreement to maintain compliance with the following financial covenants (in some cases as further modified by the amendments entered into on August 13, 2004, discussed below), measured quarterly unless otherwise noted:

•                  a maximum ratio of long-term indebtedness to earnings (as defined below) ranging from a high of 3.60:1.00 for the quarter ended March 31, 2004,  to a low of 2.50:1.00 for each quarter ending on or after June 30, 2004;

•                  minimum earnings for a rolling 12-month period, as adjusted to exclude certain expenses and non-cash charges, ranging from a low of $3,000,000 for the quarter ended June 30, 2004, to a high of $6,000,000 for the quarter ending September 30, 2005, and thereafter (“minimum adjusted EBITDA”);

•                  a minimum senior fixed charge coverage ratio (which excludes from fixed charges both interest expense and accrued premium on the Convertible Note) ranging from a low of 0.90:1.00 for the quarter ended June 30, 2004, to a high of 1.57:1.00 for the quarter ending June 30, 2005;

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

In consideration of the maturity date extensions, the financial covenant amendments, and the waivers received for prior violations discussed above, we paid a loan amendment fee to CapitalSource of approximately $130,000 and agreed to pay interest on the unpaid principal and accrued interest on the Convertible Note at the annual rate of 13% rather than 10%, which is the default interest rate provided in the note, beginning October 1, 2003, and continuing until our interest payments to Dresdner are brought current. The Loan Agreement, as amended, prohibits us from paying accrued interest on the Convertible Note to Dresdner prior to September 30, 2004, and permits us to pay interest to Dresdner on or after September 30, 2004, only if and to the extent that we comply with specified financial covenants and levels of capital availability. Interest due Dresdner at June 30, 2004 totaled approximately $2.6 million and is included in other current liabilities on our balance sheet.

We also received an agreement from Dresdner that future failures to pay interest on the Convertible Note when due will not be deemed, under specified conditions, to be an event of default under the Convertible Note.

In addition to the December 2003 amendments discussed above, on August 13, 2004, we entered into an amendment of our Loan Agreement with CapitalSource, and an amendment of our Convertible Note with Dresdner. These amendments were not subject to shareholder approval. Under the amendment of the Loan Agreement, we are now required to comply with the following financial covenants:

•                  if repayment or termination occur on or before August 13, 2005, a termination fee is due (unless CapitalSource is the lender in the credit facility which replaces or refinances the Loan Agreement) equal to 1% of the sum of (A) the maximum amount of the revolving credit facility under the Loan Agreement and (B) the outstanding balance of the term loan under the Loan Agreement, minus the amount of scheduled principal payments made between August 13, 2004 and the date of such repayment or termination;

•                  capital expenditures in an amount per fiscal year not exceeding $1,550,000 for the fiscal year ending September 30, 2004, and $1,100,000 for fiscal years ending thereafter; and

•                  a minimum senior fixed charge coverage ratio for the following quarterly periods: a ratio of 1.35:1.00 for the quarter ended September 30, 2004, a ratio of 1.25:1.00 for the quarter ended December 31, 2004, a ratio of 1.48:1.00 for the quarter ended March 31, 2005, and a ratio of 1.57:1.00 for the quarter ended June 30, 2005.

The financial covenants regarding capital expenditure limitations and minimum senior fixed charge coverage ratios applicable to the Convertible Note (as amended) are similar, but in each case slightly less restrictive.

As of June 30, 2004 we were out of compliance with our fiscal year capital expenditure limitation covenants in both our Loan Agreement and our Convertible Note. Our capital expenditures totaled $1.4 million for the nine months ended June 30, 2004 and our Loan Agreement and our Convertible Note limit us to $1.2 million and $1.32 million, respectively, for the fiscal year.  We were also out of compliance with the senior fixed charge coverage ratio covenant in the Loan Agreement.  Our senior fixed charge coverage ratio was 0.81 at June 30, 2004 and the requirement in the Loan Agreement is to be no less than 0.90.

As discussed above, on August 13, 2004, we entered into an amendment of our Loan Agreement with CapitalSource.  This amendment included waivers of the June 30, 2004 non-compliance with the covenants in the Loan Agreement referenced in the preceding paragraph.  Also, as discussed above, on August 13, 2004, we entered into an amendment of our Convertible Note with Dresdner.  This amendment included a waiver of the June 30, 2004 non-compliance with the covenant in the Convertible Note referenced in the preceding paragraph.

Principal payments under our term loan, our Convertible Note and our operating leases are significant.  A schedule of payments remaining due at June 30, 2004 in the next five fiscal years, including exit fees of $750,000 for the term loan and approximately $3.4 million for the Convertible Note, is as follows:

Year Ending September 30,	Term Loan	Convertible Note	Operating Leases	Total
2004	$360,000	$—	$161,523	$521,523
2005	2,000,004	—	655,653	2,655,657
2006	2,000,004	—	668,298	2,668,302
2007	1,583,335	20,286,750	551,728	22,421,813
2008	—	—	132,255	132,255
Thereafter	—	—	—	—
Total	$5,943,343	$20,286,750	$2,169,457	$28,399,550

We have 552,500 shares of Series C Convertible Preferred Stock and 97,500 shares of Series D Convertible Preferred Stock outstanding. The Series C preferred shares are convertible into common stock at a price of $10 per share and the Series D preferred shares are convertible at $3.75 per share (subject to antidilution adjustments), in each case based on a base price of $50.00 per share, at any time at the discretion of the holder.  Both series of preferred stock are entitled to a 12% cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of Gardenburger.  The terms of the Series C and Series D Stock provide for a 10% premium on any liquidation or redemption.  As approved by our shareholders at our March 2004 Annual Shareholders Meeting, the earliest date on which holders may require redemption of their shares was deferred from March 31, 2006 to as late as June 30, 2008, at which point they may be redeemed at the election of the holders or, under certain conditions, at our discretion. The 10% redemption premium, which totals $4.3 million, is being accreted over the redemption period.  At June 30, 2004, $2.4 million of the redemption premium has been accreted and is included in the preferred stock balance on the balance sheet. The liquidation preference of the Series C and Series D Stock was $57.1 million at June 30, 2004.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Amounts outstanding under our Loan Agreement with CapitalSource bear interest at rates tied to the prime rate with a minimum rate of 10% on the term loan and 8% on the line of credit.  At June 30, 2004, we had $5.2 million outstanding at an interest rate of 10% on the term loan and $4.6 million outstanding at an interest rate of 8% on the line of credit.  A hypothetical 10% increase in the prime rate would not have any effect on the interest rates currently being charged on these amounts under the Loan Agreement because the prime rate would still be below the minimum rates charged on the term loan and line of credit.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits:

The exhibits filed as a part of this report are listed below and this list is intended to comprise the exhibit index:

Exhibit No.
3.1	Restated Articles of Incorporation of Gardenburger, Inc., as amended through March 23, 2004.
10.1	Licensing Agreement, dated May 12, 2004, between Gardenburger, Inc. and Paul F. Wenner.
10.2	Amendment No. 3, dated May 12, 2004, to Stock Option Agreement, dated January 20, 1992.
10.3	Employment Agreement, dated February 26, 2004, between Gardenburger, Inc. and Jim Linford.
10.4	Employment Agreement, dated February 26, 2004, between Gardenburger, Inc. and Robert Trebing.
10.5	Employment Agreement, dated February 24, 2004, between Gardenburger, Inc. and Scott Wallace.
10.6	Amendment No. 5 dated April 8, 2004, to Revolving Credit and Term Loan Agreement dated January 10, 2002 between CapitalSource Finance LLC and Gardenburger, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(b)          Reports on Form 8-K:

We did not file any reports on Form 8-K during the quarter ended June 30, 2004. However, on July 2, 2004, we filed a report on Form 8-K dated June 25, 2004, pursuant to Item 4. Changes in Registrant’s Certifying Accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2004	GARDENBURGER, INC.

	By:	/s/ROBERT T. TREBING, JR.
Robert T. Trebing, Jr.
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)