Form 10-K
period 2004-09-30
GARDENBURGER INC
filed 2005-02-18
CIK 859735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: September 30, 2004

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

Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $2,092,203 computed by reference to the last sales price as reported by the NASD’s OTC Bulletin Board ($0.30) as of the last business day of the Registrant’s most recently completed second fiscal quarter, March 31, 2004.

The number of shares outstanding of the Registrant’s Common Stock as of February 17, 2005 was 9,002,101 shares.

Documents Incorporated by Reference

None.

GARDENBURGER, INC.

2004 FORM 10-K ANNUAL REPORT

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

Overview

We believe we are one of the leading producers and marketers of meat alternative products and branded veggie burgers. The Gardenburger® product line is a national brand in the retail grocery, food service, club store and natural foods channels of distribution and features core burger offerings such as the Original Gardenburger® veggie burger, meatless soy burgers such as Gardenburger Flame Grilled, and innovative meatless specialty items and new Gardenburger Meals.

Several factors beyond healthy eating have contributed to the growth of meat substitutes over the past five years.  Consumer reaction to bad publicity related to meat recalls and the heightened publicity surrounding meat farming practices and their effect on human health and the environment has fueled the growth of imitation meat sales in the United States and Canada.  However, the popularity of protein based low carbohydrate diets like Atkins and South Beach have positively impacted the sales of beef, pork and chicken and have negatively impacted the meatless category.  We were a pioneer in the meatless burger segment of the category and, in tandem with recent consumer trends favoring low-carbohydrate foods, have expanded our product offerings to include center-of-the-plate, soy-based meatless specialties and entrees. In addition, we reformulated our veggie burgers to reduce carbohydrates while increasing protein and improving taste.

Approximately 69% of our gross sales are attributable to the Gardenburger® veggie burger and soy burger products, with the remaining 31% of our gross sales attributable to our newer meat alternative products. Consumers have been moving to the wider range of meat alternative products becoming available in the marketplace.  In response to this development in consumer tastes, in fiscal 2003 we added five new products, including BBQ Chik’n and Meatless Meatloaf.  In the third quarter of fiscal 2004, we introduced a new line of six microwaveable meatless entrees to capitalize on the consumers’ need for convenience.

While we believe Gardenburger enjoys solid brand awareness, our industry is highly competitive and includes both large food companies and smaller independent manufacturers.  In the first quarter of fiscal 2004, we began shipping reformulated grain burgers and using redesigned packaging consistent with our efforts to position our products as supporting a 100% natural and healthy lifestyle.  Fat gram, protein gram and net carbohydrate gram information have been added to the front of the packaging to help consumers better understand the nutritional value of our products.  Weight Watcher points and diabetic exchanges are included on the back of the package to support popular diet plans.

We intend to continue as an innovative force in the meat alternative category with the objective of being a leading provider of meatless meal alternatives in the four primary distribution channels in which we distribute our products: retail grocery stores; food service, including restaurants, universities and other commercial outlets; club stores; and natural foods outlets. We currently distribute our products through more than 24,000 retail outlets, 30,000 food service outlets, 265 club store locations and 3,500 natural foods stores.

Within the retail grocery channel, our largest channel of distribution, we have approximately 190,000 retail grocery placements of our products, representing an all commodity volume (“ACV”)(1) penetration of approximately 79% as of September 30, 2004, with an average of 7.9 product variations available in each retail outlet.  Each product is commonly referred to as a stock keeping unit (“SKU”).

Business Strategy

In recent years, we have seen increased competition in the meat alternative category, including the veggie burger segment, and have seen our market share of meat alternative burgers decline due to heavy spending by competitors and changes in consumers’ eating habits.  Our business strategy consists of the following key elements:

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

Introduce New Products Beyond Veggie Burgers.  As discussed above, we continue to move beyond the veggie burger segment of the meat alternative category. While veggie burger category sales have declined the past 18 months, consumers are adding new items to their menu with increasing frequency and the meat alternative category volume is primarily found in the non-burger segment.  We believe that our new product introductions in other segments of the meat alternative category, such as entrees, will support our efforts to maintain a strong position in all channels and reinforce our brand equity.

Increase Key Channel Penetration.  We believe that we are one of the leading producers and marketers of meatless products in the retail grocery, food service, club store and natural foods distribution channels.  Our goal is to manage a strong brand position in these channels with profitability in all channels.  We recognize that increased competition in the grocery channel may result in a loss of grocery market share.  We are pursuing profitable growth in the food service channel where we have a strong market position across key business segments.  We were selected as a vendor of choice in the Sysco Corporation launch of its Moonrose Vegetarian line, a private label brand of premium products targeted at the emergent food service natural foods segment. In addition, we believe that other distribution channels, such as sandwich chains, K-12 schools and colleges and universities, present growth opportunities, and we continue to actively pursue these opportunities through sales calls to potential customers and research into product types that best suit the particular markets.

(1) ACV calculates the percentage of U.S. stores that carry at least one Gardenburger product.

Products

Gardenburger is committed to offering great tasting, better-for-you, convenient meatless food choices to consumers.  All of our products are frozen and include: grain-based and soy-based veggie burgers, which are offered in eleven varieties, and include specialized burger products in certain channels, including Gardenburger Sub™ for food service and GardenVegan® for natural food stores.  We also offer a variety of meat analog products including Chik’n Grill, Meatless Riblets, Meatless Meatloaf, and Herb Crusted Cutlet, all of which imitate the taste and texture of meat, chicken or pork products. In addition, in the third quarter of fiscal 2004, we introduced a new line of six microwaveable meatless entrees in the retail and natural food channels to capitalize on the consumers’ need for convenience.

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

Our products are as follows:

Retail Grocery Burger Products

Product	Characterizing Ingredients	Fat	Calories
The Original Gardenburger® sold in boxes of 4/2.5 oz. servings	Mushrooms, brown rice, soy, onions, rolled oats and low-fat cheese	2g	90

Gardenburger Black Bean™ sold in boxes of 4/2.5 oz. servings	Black beans, soy, brown rice, Anaheim chilies, onions, cumin, cilantro	2g	80

Gardenburger Veggie Medley® sold in boxes of 4/2.5 oz. servings	Soy, mushrooms, rolled oats, broccoli, carrots, red and yellow bell peppers	2g	90

Gardenburger Savory Portabella™ sold in boxes of 4/2.5 oz. servings	Portabella mushrooms, wild rice, soy, blue cheese, kashi blend	2.5g	100

Gardenburger Sun-Dried Tomato Basil™ sold in boxes of 4/2.5 oz. servings	Sun-dried tomatoes, soy, mushrooms, rolled oats, mozzarella cheese, basil	3g	100

Gardenburger GardenVegan® sold in boxes of 4/2.5 oz. servings	Bulger wheat, brown rice, mushrooms, onions	1g	100

Gardenburger Homestyle Classic™ sold in boxes of 4/2.5 oz. servings	Soy, onion, garlic	5g	110

Gardenburger Flame Grilled® sold in boxes of 4/2.5 oz. servings	Soy, natural grill flavor	4g	120

Retail Grocery Meatless Specialty Products

Product	Description	Characterizing Ingredients	Fat	Calories
Gardenburger Flame Grilled Chik’n™ sold in boxes of 4/2.5 oz. servings	Flame grilled meatless chicken	Soy, wheat gluten, sautéed vegetables and herbs	2.5g	100

Gardenburger BBQ Chik’n™ sold in 10 oz. packages	Meatless chicken with sauce	Soy, wheat gluten, barbecue sauce	8g	250

Gardenburger Buffalo Chik’n Wings™ sold in 10 oz. packages	Meatless chicken wings in hot sauce	Soy, wheat gluten, pepper sauce	12g	180

Gardenburger Country Fried Chik’n with Creamy Pepper Gravy™	Meatless breaded chicken cutlet with gravy	Breading, soy, wheat gluten, cream gravy	9g	190

Gardenburger Meatless Riblets™ sold in boxes of 2/5 oz. servings	Meatless pork rib with sauce	Soy, wheat gluten, barbecue sauce	5g	160

Gardenburger Sweet & Sour Pork™ sold in 10 oz. packages	Meatless pork pieces in sweet & sour sauce	Soy, wheat gluten, sweet & sour sauce, green peppers, onion, pineapple	2g	170

Gardenburger Herb Crusted Chicken Patty™ sold in boxes of 4/2.5 oz. servings	Meatless breaded chicken patty	Breading, soy, wheat gluten	9g	170

Gardenburger Breakfast Sausage™ sold in boxes of 6/1.5 oz. patties	Meatless breakfast sausage	Soy	3.5g	50

Gardenburger Meatless Meatballs™ sold in 10 oz. packages	Meatless herbed meatballs	Soy, bread crumbs, parmesan cheese	4.5g	110

Gardenburger Meatless Meatloaf™ sold in 10 oz. packages	Meatless meatloaf with brown gravy	Soy, green pepper, onion, brown gravy	3.5g	130

Retail Grocery Meatless Meals

Product	Characterizing Ingredients	Fat	Calories
Meatless Citrus Glazed Chicken With Green Beans and Rice	Soy, wheat gluten, brown and wild rice, green beans, citrus glaze	2g	220

Meatless Herb Grilled Chicken With Vegetables	Soy, wheat gluten, roasted zucchini, squash, green, red and yellow peppers, butter sauce	5g	220

Meatless Meatballs With Penne Marinara	Soy, breadcrumbs, parmesan cheese, penne pasta, tomato sauce	4.5g	300

Meatless Meatloaf With Broccoli and Red Peppers	Soy, green pepper, onion, brown gravy, broccoli florets, red peppers	4.5g	180

Meatless Southwestern Chicken With Vegetables	Soy, wheat gluten, black beans, corn, grilled peppers, enchilada sauce	1.5g	210

Meatless Sweet and Sour Pork With Rice	Soy, wheat gluten, sweet and sour sauce, green peppers, onion, pineapple, brown rice	4g	310

Club Channel Products

Product	Description	Characterizing Ingredients	Fat	Calories
Original Gardenburger sold in packages of 17/3.5 oz. servings	Veggie-grain style burger	Mushrooms, brown rice, soy, onions, rolled oats and low-fat cheese	4g	130

Gardenburger Meatless Riblets sold in packages of 8/5.0 oz. servings	Analog pork rib with sauce	Soy, wheat gluten, barbecue sauce	5g	210

Food Service Products

Product	Description	Characterizing Ingredients
48/3.4 oz. Original Gardenburger	Veggie-grain style burger	Mushrooms, brown rice, onions, rolled oats and low-fat cheese, soy

60/2.5 oz. Original Gardenburger	Veggie-grain style burger	Mushrooms, brown rice, onions, rolled oats and low-fat cheese, soy

36/5.0 oz. Original Gardenburger	Veggie-grain style burger	Mushrooms, brown rice, onions, rolled oats and low-fat cheese, soy

48/2.75 oz. Gardenburger Sub™	Veggie-grain style burger	Mushrooms, brown rice, onions, rolled oats, red bell pepper and cheese

48/3.4 oz. Gardenburger Veggie Vegan®	Veggie-grain style burger	Soy, mushrooms, rolled oats, broccoli, carrots, red and yellow bell peppers

48/3.4 oz. Gardenburger Santa Fe®	Gourmet burger	Black beans, Anaheim chilies, red and yellow bell peppers, corn, mushrooms, onion

48/2.75 oz. GardenFresh	Veggie-grain style burger	Soy, mushrooms, onions, water chestnuts, carrots, and bell peppers

48/3.4 oz. GardenFresh	Veggie-grain style burger	Soy, mushrooms, onions, water chestnuts, carrots, and bell peppers

48/3.4 oz. Flame Grilled Soy™	Flame grilled meatless burger	Soy, natural grill flavor

48/3.4 oz. Gardenburger Fire Roasted Vegetable®	Gourmet burger	Roasted garlic, sun-dried tomatoes, brown rice, mushrooms, roasted peppers, corn, roasted bell peppers

106/1.5 oz. GardenSausage®	Meatless sausage patty	Soy, vegetarian sausage flavor

53/3.0 oz. Chik’n Grill™	Flame grilled meatless chicken	Soy, sautéed vegetables and herbs

1/10# (220 Nuggets) Chik’n Nuggets™	Breaded meatless chicken nuggets	Breading, soy, wheat gluten

48/3.4 oz. Diner Deluxe Burger™	Fried meatless burger	Soy protein

48/2.75 oz. Gardenburger Black Bean	Gourmet burger	Soy, black beans, brown rice, Anaheim chiles, onion, corn, cilantro

48/3.4 oz. Gardenburger Black Bean	Gourmet burger	Soy, black beans, brown rice, Anaheim chiles, onion, corn, cilantro

48/2.75 oz. Flame Grilled Sub Patty™	Flame grilled meatless burger	Soy, natural grill flavor

53/3.0 oz. Naked Riblets	Meatless riblet	Soy, vegetarian sausage flavor, and spices

48/3.0 oz. Herb Crusted Chicken Patty	Breaded Meatless Chicken Patty	Soy, breadcrumbs, herbs and spices, and natural hickory smoke flavor

Distribution

We primarily distribute our products into four channels: retail grocery, food service, club stores and natural foods stores.

Retail Grocery. Gardenburger products can now be found in more than 24,000 grocery stores with over 190,000 placements.  Our ACV penetration in the U.S. retail grocery channel was approximately 79% as of September 30, 2004, with an average of 7.9 SKUs.  Our products are currently carried in the majority of the major U.S. retail grocery chains.

Food Service. We distribute our products to more than 30,000 food service outlets throughout the U.S. and Canada, including restaurant chains such as Applebee’s, Fuddruckers, Red Robin, Subway and T.G.I. Friday’s.  In many of these restaurants, the Gardenburger brand name appears on the menu.  Additional points of food service distribution include academic institutions, hotels, amusement parks and sports stadiums.  In the United States, there are approximately 800,000 outlets in the food service channel.  We rely primarily on distributors such as Sysco for distribution to this channel.

Club Stores. Our products are distributed to club stores with over 265 locations, primarily Costco.  Currently, these stores carry the Original Gardenburger.

Net sales to Costco decreased by $3.2 million, or 41%, in fiscal 2004 compared to fiscal 2003 as a result of Costco’s decision to remove the Kirkland Signature co-branding label from our Gardenburger original packaging, effective the second quarter of fiscal 2004, which means that our product is no longer required to be carried by all Costco stores.  After numerous regional presentations, approximately 80% to 85% of the Costco stores have agreed to carry our Gardenburger product going forward.

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

The following table lists selected retailers, distributors and food service outlets that offer our products for sale to consumers:

Retail

Grocery

A&P

AWG

Albertsons

Burris Foods Wholesale

C&S Wholesale

Cub Stores

Demoulas

Dillon’s Stores

Dominick’s

Fleming Wholesale

Fred Meyer

Giant Eagle

Giant Food

Hannaford

Jewel

King/Cullen

King Soopers

Kroger

Marsh

Meijers

Publix Super Markets

QFC

Rainbow Foods

Raley’s

Ralph’s

Randall’s

Safeway

Shaw’s

Smith’s

Shoprite

Stop and Shop

Supervalu Wholesale

Thriftway

Tops

Von’s

Wakefern

Wal-Mart

Wegmans

White Rose Wholesale

Winn-Dixie

Natural Foods

Wild Oats

Whole Foods

Club Stores

Costco

Food Service

Distributors

Food Services of America

Dot Foods

Sysco

Gordon Food Service

Reinhart Food Service

U. S. Foodservice

Restaurants

Applebee’s

Arctic Circle

A&W

Burgerville

Friendly’s

Dairy Queen

Damon’s

Flamers

Foster Freeze

Fuddruckers

IHOP

Lyons

Red Robin

Subway

T.G.I. Friday’s

Hotels

Marriott

Sheraton

Universities

Colorado University

DePaul

Harvard

Indiana University

Johns Hopkins University

MIT

Princeton

Purdue

Stanford

University of California, Berkeley

UCLA

University of Chicago

USC

Sports/Entertainment

Dodger Stadium

Yankee Stadium

Rose Garden Arena

Six Flags

Universal Studios

Contract Management Companies

ARAMARK

Avendra

Foodbuy

Gukenheimer

Sodexho

Our sales by region were as follows:

	% of Gross Sales
Region	FY 2004	FY 2003	FY 2002
Northeast	27%	24%	31%
Midwest	20	18	16
Northwest	20	26	36
Southwest	16	12	5
Southeast	14	16	8
Canada	3	4	4
	100%	100%	100%

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

Our regional sales force is located strategically in our primary geographic sales regions and in proximity to our brokers and is divided into a food service division and a retail and club division.  The regional sales directors have substantial sales and industry experience. These regional sales directors coordinate the efforts of the food brokers and distributors.

Marketing.  Our marketing efforts focus on key seasonal periods for healthy eating.  Factors such as the aging population, obesity concerns and consumer interest in good-for-you products continue to stimulate positive consumer acceptance. We utilize free standing inserts, targeted marketing, website communication and in-store advertising to market our products.

Research and Development

Our research and development activities are focused on the development of new meat alternative products outside the veggie burger sub-category of the meat alternative market, as well as improvement and increased efficiency in the manufacturing process.  We continue to develop non-burger items such as breakfast sausage, cutlets and nuggets to meet the needs of the variety-seeking consumer. We conduct our research and development activities at our facilities in Clearfield, Utah.  In fiscal 2004, 2003 and 2002, we spent approximately $272,000, $235,000 and $222,000, respectively, on research and development activities, which are included in sales and marketing expense.

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

A significant disruption in our Clearfield facility’s production capacity as a result of, for instance, fire, severe weather, regulatory actions, work stoppages or other factors, could disable our capacity to manufacture our products.  If our meat alternative products become less available, consumers may switch to another brand of products and grocery stores may reduce shelf space allocated to our products.  Any significant unplanned disruption in manufacturing would likely have a material adverse effect on our results of operations and financial condition.

Seasonality

The third and fourth quarters of our fiscal year typically have stronger sales due to the impact of the summer grilling season on our veggie burger business.  We typically build inventories during the first and second quarters of each fiscal year in anticipation of increased sales in the third and fourth fiscal quarters, although in fiscal 2005, we plan to reduce inventory levels that have built up over the 2002 to 2004 time period.

Competition

The market for veggie burgers and other meat alternative products is highly competitive. Our products compete primarily on the basis of brand preference, taste, innovation, quality of natural ingredients, ease of preparation, availability, price and consumer awareness. We believe that our products compare favorably to those offered by our competitors in all of these areas.  We price our products competitively to our primary competitors. The calorie and fat content of Gardenburger® products is generally equivalent to that of competitors’ products. According to AC Nielsen, sales of our Gardenburger products represented 10.5% and 10.7% of meatless category sales during fiscal 2004 and fiscal 2003, respectively.

We believe that our principal competitors are The Kellogg Company, which distributes its products under the “Morningstar Farms” brand name to the food service, retail grocery, club and natural food channels; and Kraft Foods, which distributes soy-based meat analog products primarily in the food service, retail grocery, club and natural food channels under the “Boca Burger” label.   These companies have substantially greater financial and marketing resources than us.  In addition, other major national food products companies could decide to produce meat alternative products at any time in the future.

Our products also compete indirectly with other low fat meat products, such as ConAgra’s Healthy Choice 96% Extra Lean Ground Beef burger, and chicken or turkey based low fat products distributed by several large companies such as Tyson Foods, and with frozen, mass-produced low calorie/low fat entrees, including national brands such as Healthy Choice, Lean Cuisine and Smart Ones. Large companies with substantially greater financial resources, name recognition and marketing resources than us produce these products.

Significant Customers

Sysco Foods, Dot Foods, Inc. and C&S Wholesale Grocers, Inc. accounted for approximately 12%, 10% and 8%, respectively, of our fiscal 2004 gross revenue before trade discounts.  At September 30, 2004, Sysco Foods (“Sysco”), Dot Foods, Inc. (“Dot”) and C&S Wholesale Grocers, Inc. (“C&S”) accounted for approximately 7%, 12% and 14% of the gross outstanding accounts receivable balance, respectively.

Sysco is a food service distributor and sells our products to restaurants, hotels, and other food service customers. Dot is a redistributor; they sell our products to other, smaller distributors.  C&S is a retail food distributor and sells our products to grocery stores. The loss of these customers could have a material adverse effect on our business; however, there are competing distributors through which our products could be purchased by the end users.

Sources of Supply

We use natural ingredients such as mushrooms, oats, rice, onions and soy protein.  These are common agricultural items typically available in most parts of the United States.  In addition, we use packaging and other materials that are common in the food industry.  As a result, we believe, but cannot guarantee, that our sources of supply are reasonably reliable and that we are at no greater risk regarding supply issues than other similar food processors and producers.

Employees

After a reduction in force was implemented in early October 2004, we had approximately 172 full-time equivalent employees, with approximately 144 of them employed at our Clearfield facility.  None of our employees are subject to a collective bargaining agreement, and we believe our relations with our employees to be good.

Intellectual Property

We have approximately 22 U.S. registered trademarks, including “Gardenburger,” “Gardenburger Hamburger Classic,” and “GardenSausage.”  We have registered certain trademarks in Australia, Canada, France, Germany, Japan, Mexico and the United Kingdom, along with other smaller countries.

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

Risk Factors

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our actual results may differ materially from the results projected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, the following:

Our success depends on our ability to attract and retain key personnel.

We believe that our success will depend, in part, on the continuing services of our key management personnel.  The loss of the services of key personnel could have a material impact on our financial results.  Additionally, our success may depend on our ability to attract and retain additional skilled management personnel.

Our success depends on our ability to judge the impact of competitive products and pricing.

Successful operation of our business requires the ability to identify the effects of product and pricing trends.  If we are unable to evaluate the impact of product or pricing trends effectively, we may fail to implement strategies allowing us to capitalize on those trends, which may result in decreased sales or increased costs.

Our success depends on our ability to compete with our competitors.

The foodservice industry is intensely competitive with respect to the quality and value of food products offered and price.  Many of our competitors have substantially greater financial, marketing, operating and other resources than we have, which may give them competitive advantages.  Our competitors could also make changes to pricing or other marketing strategies which may impact us detrimentally. As our competitors expand operations, we expect competition to intensify. Such increased competition could have a material adverse effect on our financial position and results of operations.

We face commodity price and availability risks.

We purchase energy and agricultural products that are subject to price volatility caused by weather, market conditions and other factors that are not predictable or within our control. Increases in commodity prices could result in lower operating margins. Occasionally, the availability of commodities can be limited due to circumstances beyond our control. If we are unable to obtain such commodities, we may be unable to offer related products, which would have a negative impact on our profitability.

We depend on our suppliers to deliver quality products to us timely.

Our profitability is dependent on, among other things, our continuing ability to offer fresh, high-quality food at moderate prices.  Our dependence on frequent deliveries of food and paper products subjects our business to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients.  Any disruption in these distribution services could have a material adverse effect on our financial position and results of operations.

Consumer preferences and perceptions may have significant effects on our business.

Foodservice businesses are often affected by changes in consumer tastes and perceptions.  Foodservice businesses such as ours can also be affected materially and adversely by publicity resulting from poor food quality, illness, injury or other health concerns or operating issues stemming from one or a limited number of products.  We can be similarly affected by consumer concerns with respect to the nutritional value of our products.

Our business may be impacted by increased insurance costs.

We may be negatively affected by rising healthcare costs.  Although we seek to manage our claims to prevent increases, such increases can occur unexpectedly and without regard to our efforts to limit them. If such increases occur, we may be unable to pass them along to the consumer through product price increases, resulting in decreased operating results.

The nature of our business exposes us to potential litigation.

We have thousands of interactions or transactions each day with vendors, customers, employees and others.  In the ordinary course of business, disputes may arise for a number of reasons.  We may also be subject to liability claims or product recalls for products to be distributed in the future or products that have already been distributed.  We cannot be certain that we will prevail in every legal action brought against us.

Governmental regulations may change and require us to incur substantial expenditures to comply.

We are subject to governmental regulation at the federal, state and local level in many areas of our business, such as food safety and sanitation, environmental issues and minimum wage.  Governmental entities may change regulations that may require us to incur substantial cost increases in order to comply with such laws and regulations.  While we endeavor to comply with all applicable laws and regulations, we cannot assure you that we are in full compliance with all laws and regulations at all times or that we will be able to comply with any future laws or regulations.  If we fail to comply with applicable laws and regulations, we may be subject to sanctions or civil remedies, including fines and injunctions. The cost of compliance or the consequences of non-compliance could have a material adverse effect on our business and results of operations.

Compliance with environmental laws may affect our financial condition.

We are subject to various federal, state and local environmental laws.  These laws govern discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes.  These laws may also impose liability for damages from and the costs of cleaning up sites of spills, disposals or other releases of hazardous materials.  We may be responsible for environmental conditions or contamination relating to our facilities and the land on which our facilities are located, regardless of whether we lease or own the facility or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant.  The costs of any cleanup could be significant and have a material adverse effect on our financial position and results of operations.

We have received a “going concern” opinion from our independent registered public accounting firm, which may negatively impact our business.

We have received a report from our independent registered public accounting firm regarding our financial statements for the fiscal year ended September 30, 2004 that included an explanatory paragraph which stated that the financial statements have been prepared assuming we will continue as a going concern. The explanatory paragraph stated that our working capital deficiency, negative operating cash flow, and substantial recurring losses have raised substantial doubt about our ability to continue as a going concern.  As a result of our financial condition, we may find it difficult to operate our business in a normal fashion.  In addition, our ability to continue as a going concern could adversely affect our ability to enter into collaborative relationships with business partners and our ability to sell our products and could have a material adverse effect on our business, financial condition and results of operations.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

We may have difficulty implementing, in a timely manner, the internal controls procedures necessary to allow our management to report on the effectiveness of our internal controls.

Pursuant to Section 404 of Sarbanes-Oxley, we will be required to furnish an internal controls report of management’s assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. Our auditors will then be required to attest to, and report on, our assessment. In order to issue our report, our management must document both the design of our internal controls and the testing processes that support management’s evaluation and conclusion. Our management has begun the necessary processes and procedures for issuing its report on our internal controls. However, we may face significant challenges in implementing the required processes and procedures. There can be no assurance that we will be able to complete the work necessary for our management to issue its management report in a timely manner, or that management will be able to report that our internal controls over financial reporting are effective.

Item 2.  Properties

We lease approximately 5,200 square feet of administrative office space in Irvine, California pursuant to an operating lease with an initial term of three years. Current monthly rent is approximately $10,800.  This lease expires October 31, 2006 and has one renewal option for 24 months.

We lease 120,000 square feet of production space at Freeport Center, Building A-16, in Clearfield, Utah, pursuant to a lease that will terminate on December 31, 2007.  We have the option to renew the lease for one additional five-year term commencing January 1, 2008.  The monthly rent on this facility is currently $33,500.  Our Clearfield, Utah production facility can support sales levels of approximately $220 million at current pricing levels.  Given our current level of sales, we are operating the facility at approximately 30% of overall capacity.

We also lease 22,000 square feet of storage space at the Freeport Center in Clearfield on a month-to-month basis.  The monthly rent for the storage space is approximately $7,500.

Item 3.  Legal Proceedings

There are currently no material, pending legal proceedings to which we are a party.  From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to our business.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2004.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the over-the-counter market and is quoted on the NASD’s OTC Bulletin Board.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The high and low bid quotations for the last two fiscal years were as follows:

Fiscal 2003	High	Low
Quarter 1	$0.85	$0.25
Quarter 2	0.51	0.25
Quarter 3	0.55	0.26
Quarter 4	0.53	0.24

Fiscal 2004	High	Low
Quarter 1	$0.54	$0.20
Quarter 2	0.40	0.27
Quarter 3	0.36	0.21
Quarter 4	0.28	0.16

The number of shareholders of record and approximate number of beneficial owners of our common stock at February 14, 2005 were 689 and 4,000, respectively.

There were no cash dividends declared or paid in fiscal 2004 or 2003 on our common stock and we do not anticipate declaring cash dividends on our common stock in the foreseeable future.  Under the terms of our loan agreement with CapitalSource Finance LLC, we may not pay any cash dividends or other distributions with respect to, or redeem any of, our capital stock.  We also may not, without the consent of Annex Holdings I LP (“Annex”), the current holder of our convertible senior subordinated note, declare or pay any cash dividends or make any distributions with respect to our capital stock or other equity securities to the extent that at least $5 million in principal amount remains outstanding under our convertible senior subordinated note and Annex owns a majority of the then outstanding principal amount of such notes.

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

There were no sales of unregistered securities during fiscal 2004 and we did not purchase any of our outstanding securities during the fourth quarter of fiscal 2004.

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12.

Item 6.  Selected Financial Data

	Year Ended September 30,
In thousands, except per share amounts	2004	2003	2002	2001	2000
Statement of Operations Data(1)
Net sales	$48,580	$49,447	$54,596	$50,751	$61,113
Gross margin	16,307	18,738	22,907	18,193	24,976
Sales and marketing expense	13,844	14,208	13,711	13,586	18,358
General and administrative expense	3,898	5,218	4,210	4,997	7,304
Other operating expense (income), net	(16)	105	184	57	303
Operating income (loss)	(1,419)	(793)	4,802	(447)	(989)
Other expense, net	(4,618)	(4,409)	(3,721)	(2,342)	(1,698)
Cumulative effect of a change in accounting for slotting fees	(1,150)	—	—	—	—
Cumulative effect of a change in accounting for goodwill	—	(411)	—	—	—
Preferred dividends and accretion	4,839	5,177	4,955	4,367	12,492
Net loss applicable to common shareholders	$(12,026)	$(10,790)	$(3,874)	$(7,156)	$(32,653)

Basic and diluted loss per share before cumulative effect of a change in accounting principle	$(1.21)	$(1.15)	$(0.43)	$(0.80)	$(3.67)
Basic and diluted loss per share for cumulative effect of a change in accounting principle	(0.13)	(0.05)	—	—	—
Basic and diluted net loss per share applicable to common shareholders	$(1.34)	$(1.20)	$(0.43)	$(0.80)	$(3.67)

Balance Sheet Data
Working capital (deficit)	$(616)	$5,937	$10,245	$9,857	$8,058
Total assets	24,484	28,228	31,062	22,061	25,160
Long-term debt, less current maturities	3,513	4,979	6,540	—	—
Convertible note payable	19,392	18,672	17,596	17,364	15,000
Convertible redeemable preferred stock	55,851	51,012	45,835	40,880	36,513
Total shareholders’ deficit	(68,026)	(56,000)	(45,210)	(41,431)	(34,311)

(1)          Revenues and sales and marketing expenses each decreased by $8,806 and $9,930, respectively, in fiscal 2001 and 2000 upon adoption of FASB EITF 00-14, “Accounting for Certain Sales Incentives,” and EITF 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.”

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “should,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements.  The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  As such, our actual results may differ significantly from those expressed in any forward-looking statements.  Factors that may cause or contribute to such differences include, but are not limited to: (i) consumers’ concerns or adverse publicity regarding our products; (ii) effectiveness of operating initiatives and advertising and promotional efforts; (iii) changes in consumer preferences; (iv) the availability and pricing of competitive products; (v) changes in our suppliers’ ability to provide quality and timely products to us; (vi) availability of financing; (vii) new legislation or government regulation concerning packaging or our ability to produce or sell our products; (viii) the availability of distributors, such as retail grocery stores, food services outlets, such as restaurants, club stores and natural food stores to carry our products; (ix) the success of our research and development activities to develop new meat alternative products; (x) the availability of our manufacturing facilities; and (xi) the costs to protect our intellectual property rights.  Readers should carefully consider these risks, as well as the additional risks described elsewhere in this Annual Report on Form 10-K.  We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

Approximately 69% of our gross sales were attributable to the Gardenburger® veggie burger and soy burger products, with the remaining 31% of our gross sales attributable to our newer meat alternative products during fiscal 2004. Consumers have been moving to the wider range of meat alternative products becoming available in the marketplace. In response to this development in consumer tastes, in fiscal 2003, we added five new products, including BBQ Chik’n and Meatless Meatloaf.  In the third quarter of fiscal 2004, we introduced a new line of six microwaveable meatless entrees to capitalize on the consumers’ need for convenience.  Sales of this new line of Gardenburger Meals added $2.3 million of net sales after shipments began in June 2004.

Our results have been, and continue to be, adversely affected by consumer trends favoring a low-carbohydrate diet.  This shift in consumer demand contributed to an 8.7% decrease and an 11% decrease, respectively, in sales of our veggie burger products in fiscal 2004 compared to fiscal 2003 and in fiscal 2003 compared to fiscal 2002.  In response, we reformulated our veggie burgers to reduce carbohydrates while increasing protein and improving taste. Demand for veggie burgers may continue to decrease in the future.  In addition, effective the second quarter of fiscal 2004, the Costco club stores ceased to require system-wide distribution of The Original Gardenburger® product, which resulted in a $3.2 million, or 41%, decrease in sales to Costco in fiscal 2004 compared to fiscal 2003.  Beginning in fiscal 2002, we launched a variety of new soy-based, meat alternative product offerings.  Sales of meat alternative products launched since the end of fiscal 2003 contributed approximately $5.2 million, including the $2.3 million of entree sales discussed above, to our net sales in fiscal 2004.  We expect sales of our meat alternative products, including our new entrees, to continue to increase. We also expect our new packaging, which started shipping at the end of the first quarter of fiscal 2004, to increase consumers’ awareness of how our products can fit into their diet choices and lifestyles, including low carbohydrate choices.

Results of Operations

The following table is derived from our Statements of Operations for the periods indicated and presents our results of operations in dollars, as well as a percentage of net sales (dollars in thousands).

Year Ended September 30,	2004	2003	2002

Net sales	$48,580	$49,447	$54,596
Cost of goods sold	32,273	30,709	31,689
Gross margin	16,307	18,738	22,907
Sales and marketing expense	13,844	14,208	13,711
General and administrative expense	3,898	5,218	4,210
Other operating expense (income), net	(16)	105	184
Operating income (loss)	(1,419)	(793)	4,802
Other expense, net	(4,618)	(4,409)	(3,721)
Income (loss) before cumulative effect of a change in accounting for slotting fees and goodwill and before preferred dividends	(6,037)	(5,202)	1,081
Cumulative effect of a change in accounting for slotting fees	(1,150)	—	—
Cumulative effect of a change in accounting for goodwill	—	(411)	—
Net income (loss)	(7,187)	(5,613)	1,081
Preferred dividends and accretion	4,839	5,177	4,955
Net loss applicable to common shareholders	$(12,026)	$(10,790)	$(3,874)

Year Ended September 30,	2004	2003	2002
(amounts may not add due to rounding)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	66.4	62.1	58.0
Gross margin	33.6	37.9	42.0
Sales and marketing expense	28.5	28.7	25.1
General and administrative expense	8.0	10.6	7.7
Other operating expense (income), net	—	0.2	0.3
Operating income (loss)	(2.9)	(1.6)	8.8
Other expense, net	(9.5)	(8.9)	(6.8)
Income (loss) before cumulative effect of a change in accounting for slotting fees and goodwill and before preferred dividends	(12.4)	(10.5)	2.0
Cumulative effect of a change in accounting for slotting fees	(2.4)	—	—
Cumulative effect of a change in accounting for goodwill	—	(0.8)	—
Net income (loss)	(14.8)	(11.3)	2.0
Preferred dividends and accretion	(10.0)	(10.5)	(9.1)
Net loss applicable to common shareholders	(24.8)%	(21.8)%	(7.1)%

Net Sales

The decrease in net sales in fiscal 2004 compared to fiscal 2003 is a result of an 8.7% decrease in sales of our veggie burger products, a decrease in sales to Costco and an increase in trade spending, offset in part by continuing growth in meat alternative products, including our new entrees.

Sales of products launched after the end of fiscal 2003, which are all meat alternative products, contributed $5.2 million to our net sales in fiscal 2004.

Net sales to Costco decreased by $3.2 million, or 41%, in fiscal 2004 compared to fiscal 2003 as a result of Costco’s decision to remove the Kirkland Signature co-branding label from our Gardenburger original packaging, effective the second quarter of fiscal 2004, which means that our product is no longer required to be carried by all Costco stores.  After numerous regional presentations, approximately 80% to 85% of the Costco stores have agreed to carry our Gardenburger product going forward.

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

Trade spending totaled $12.1 million in fiscal 2004, $11.8 million in fiscal 2003 and $9.5 million in fiscal 2002. Trade spending includes promotions, discounts, contract origination fees and slotting fees. Pursuant to EITF No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” these costs are recorded at the later of when revenue is recognized or when the sales incentive is offered, and are generally classified as a reduction of revenue.

Gross Margin

The decreases in gross margin and gross margin as a percentage of net sales in fiscal 2004 compared to fiscal 2003 are due to decreased veggie burger sales, which have lower production costs than our other products, unfavorable manufacturing variances, which primarily resulted from inefficiencies related to the introduction of our new entrees in the third quarter of fiscal 2004, and higher trade spending.  Except for an increase in certain commodity prices, primarily cheese, and certain shipping materials, we have not experienced material changes to our raw material costs in fiscal 2004 compared to fiscal 2003.  We have not made any material selling price changes in fiscal 2004 compared to fiscal 2003, and we do not anticipate any material selling price changes in fiscal 2005.

The decrease in gross margin in fiscal 2003 compared to fiscal 2002 is due primarily to lower unit sales as discussed above and lower gross margin as a percentage of net sales in fiscal 2003 compared to fiscal 2002.

The lower gross margin percentage resulted from:

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

Sales and Marketing Expense

Sales and marketing expense in fiscal 2004 includes approximately $57,000 of costs related to our move to Irvine, California from Portland, Oregon compared to $150,000 of such costs in fiscal 2003. Sales and marketing expenditures in fiscal 2004 also include certain termination and recruitment costs related to changes in certain sales positions.  The decrease in sales and marketing expense in fiscal 2004 compared to fiscal 2003 was primarily due to the following:

•                  a $282,000 decrease in in-store product demonstration expense in the club store channel;

•                  a $236,000 decrease in coupon design, production and insertion costs attributable to one fewer coupon drop;

•                  a $173,000 decrease in severance pay;

•                  a $136,000 decrease in inventory storage costs achieved through better inventory management;

•                  a $117,000 decrease in sales commission and broker incentives expense due to negotiating lower commission rates for some brokers and restricting some incentive programs;

•                  a $99,000 decrease in product contributions; and

•                  a $95,000 decrease in advertising agency fees by eliminating the use of an advertising agency for the retail sales channel.

These decreases were partially offset by the following:

•                  a $111,000 increase in travel expense;

•                  a $190,000 increase in sales bonuses; and

•                  a $218,000 increase in freight delivery costs.

The increase in sales and marketing expenditures in fiscal 2003 compared to fiscal 2002 are primarily due to the following:

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

General and Administrative Expense

The decrease in general and administrative expense in fiscal 2004 compared to fiscal 2003 is primarily due to the following:

•                  a $688,000 decrease in costs incurred for outside services and legal fees;

•                  a $100,000 decrease in bad debt expense;

•                  a $364,000 decrease in depreciation expense due primarily to the elimination of depreciation related to our computer system, which has reached the end of its depreciable life; and

•                  a $70,000 reduction in rent expense due to our move to smaller quarters in Irvine, California.

The increase in general and administrative expense in fiscal 2003 compared to fiscal 2002 is due primarily to a $650,000 increase in costs incurred in development of a long-term business strategy, which primarily included costs related to our failed attempt to sell the Company, and $300,000 of costs related to the relocation of our corporate offices from Portland, Oregon to Irvine, California.  We did not have any relocation expenses in fiscal 2002.

Legal Settlement

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

Debt Restructuring Costs

Debt restructuring costs of $716,000 in fiscal 2002 include an early termination fee of $175,000 for our previous line of credit facility, the write-off of $279,000 of unamortized financing fees, $95,000 for the value of common stock warrants issued in connection with the restructuring of our Restated Convertible Senior Subordinated Notes (the “Convertible Note”) and preferred stock and $167,000 of legal fees.

Other Operating Expense (Income), Net

Other operating income of $16,000 in fiscal 2004 represents a gain on the sale of other assets.

Other operating expense of $105,000 in fiscal 2003 represents losses on the disposal of fixed assets.

Other operating income in fiscal 2002 includes $303,000 related to the reversal of restructuring reserves, which were established in fiscal 1999 and, in the first quarter of fiscal 2002, were determined to no longer be required, as well as $117,000 related to the recognition of a deferred gain on our Clearfield operating lease upon its early termination in conjunction with our purchase of the related equipment.

Interest Expense

In connection with the amendment of our senior and subordinated debt instruments in December 2003, the interest rate on our subordinated debt increased to 13% from 10%, retroactive to October 1, 2003, until our interest payments are current, which is not expected to occur during fiscal 2005. This increase in rate increased our interest expense by approximately $127,000 per quarter in fiscal 2004 compared to fiscal 2003.

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

The increase in interest expense in fiscal 2003 compared to fiscal 2002 is due to an increase in outstanding debt as a result of the purchase of manufacturing equipment in January 2002 utilizing an $8.0 million term loan, as well as an increase in the outstanding balance on our line of credit.

Income Taxes

A valuation allowance has been recorded for the full amount of deferred tax assets due to the uncertainty regarding the realization of the net deferred tax assets consisting primarily of net operating loss and credit carryforwards.  Accordingly, no benefit has been recorded related to our losses in fiscal 2004, 2003 or 2002.

Cumulative Effect of Change in Accounting for Slotting Fees

Slotting fees refer to oral arrangements pursuant to which the retail grocer allows our products to be placed on the store’s shelves in exchange for a slotting fee. As reported in prior filings, slotting fees were initially recorded as a prepaid asset and the related expense was recognized ratably over a 12-month period beginning two months following product shipment as an offset to sales.  Typically, 12 months is the estimated minimum period during which a retailer agrees to allocate shelf space.  However, given that there are no written contractual commitments requiring the retail grocers to allocate shelf space for twelve months, in fiscal 2004, we determined that it was a preferable accounting method to expense the slotting fees at the time revenue is recognized.  We recorded a cumulative effect of a change in accounting for slotting fees totaling $1.2 million and recorded the amount as if the change in accounting principle had taken effect on October 1, 2003.  Accordingly, the effect of the change is recorded in the fiscal 2004 quarterly data presented herein.

Cumulative Effect of Change in Accounting for Goodwill

In accordance with the adoption provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of fiscal 2003, we tested the carrying value of our goodwill utilizing a discounted cash flow analysis and determined that the remaining balance of $411,000 should be written off.  There was no goodwill on our balance sheet at September 30, 2004 or 2003.

Preferred Dividends and Accretion

As approved by our shareholders at our 2004 Annual Shareholder Meeting in March 2004, the terms of our Series C and Series D convertible preferred stock were amended to defer the earliest date on which holders may require redemption of their shares of Series C and Series D convertible preferred stock to as late as June 30, 2008 instead of March 31, 2006. Accordingly, the amount of the 10% redemption premium not previously accreted will be accreted over a longer period of time, which reduced our quarterly preferred dividend and accretion charge from $1.3 million to approximately $1.2 million beginning in the third quarter of fiscal 2004.

Due to the addition of a 10% exit premium in conjunction with the changes made to the outstanding preferred stock during the second quarter of fiscal 2002, the quarterly dividend and accretion charge increased from $1.1 million to $1.3 million.

Detail of our preferred dividends and accretion is as follows (in thousands):

	Year Ended September 30,
	2004	2003	2002
12% cumulative dividends	$3,900	$3,900	$3,900
Accretion of 10% redemption premium	769	1,022	741
Accretion of original issue discount	170	255	314
	$4,839	$5,177	$4,955

Inflation

We believe that the impact of inflation was not material for fiscal years 2004, 2003 and 2002.

Liquidity and Capital Resources

Our financial statements have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the 2004 financial statements, we incurred net losses applicable to common shareholders for fiscal years 2004, 2003 and 2002 and had a total shareholders’ deficit at September 30, 2004.  We are highly leveraged and have significant annual interest and dividend accruals related to our convertible note payable and convertible redeemable preferred stock, which, although not payable until June 2007 and June 2008, respectively, contribute to our net losses and shareholders’ deficit.

During the fourth quarter of fiscal 2004, we experienced sales declines due to one of our major competitors initiating a program of price discounting at unprecedented levels. These sales declines resulted in operating performance that was lower than our plans.  When combined with the significant cash outlays for capital expenditures, slotting fees and other product introduction costs associated with the launch of our new microwavable meals, these events caused a higher than expected use of our line of credit.  We ended fiscal 2004 with $4.8 million outstanding on the line of credit, compared to $2.2 million at the end of fiscal 2003.

At September 30, 2004, we had $1.7 million available on our line of credit.  Cash required to meet our required interest and principal payments on our debt outstanding at September 30, 2004 totals approximately $2.8 million in the next twelve months as follows (in thousands):

Principal payments due on long-term debt	$2,000
Interest on long-term debt	378
Estimated interest on short-term note payable	413
Estimated unused line of credit fee related to short term note payable	36
Total	$2,827

These factors raise substantial doubt about our ability to continue as a going concern.

To improve our cash flow and liquidity, we have identified the following initiatives, among others for fiscal 2005 (unaudited):

•                  A reduction of $2 million in finished goods inventories which were built up over the 2002-2004 timeframe;

•                  A reduction in slotting fees from approximately $3.1 million in 2004 to a planned $737,000 in 2005;

•                  A reduction in capital expenditures from approximately $1.4 million in 2004 to a planned $325,000 in 2005;

•                  The completion on October 1, 2004 of a reduction in force at our manufacturing facility;

•                  A ban on non-essential travel and other administrative costs;

•                  The negotiation of extended payment terms with several of our major vendors; and

•                  The institution of additional cash management and tracking procedures.

We also negotiated waivers with CapitalSource Finance LLC (“CapitalSource”) and Annex Holdings I LP (“Annex”) for all 2004 covenant defaults and set new financial covenants going forward which we expect to achieve.  In addition, CapitalSource has agreed to provide a $500,000 over advance facility from February 18, 2005 to May 31, 2005 as part of the loan amendments.  We agreed to pay CapitalSource a fee of $110,000 in connection with the amendment and a fee of $25,000 for the additional availability under the revolving credit facility.  In addition, we are required to pay a $500,000 fee to CapitalSource if our ratio of total debt under the Loan Agreement plus the Convertible Note with Annex to earnings (as defined) exceeds 1.25:1.00 as of September 30, 2005 and a $250,000 fee if such ratio exceeds 1.25:1.00 as of the end of each quarterly period thereafter.  Based on our current total debt level, it is likely that these fees will be paid.  See Note 19 of Notes to Financial Statements for a discussion of the amendments.

As a result of the various initiatives, during the first quarter of fiscal 2005, we were able to reduce our line of credit by $497,000 (unaudited), make scheduled principal payments of $500,000 (unaudited) on our long-term debt and fund all interest payments on our CapitalSource debt.

We anticipate funding our cash commitments for the next twelve month period out of operating cash flows and line of credit borrowings, bolstered by the impact of the cash initiatives and over advance facility discussed above.  There can be no assurance that our various sources of cash will be sufficient to sustain operations.

Our financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis, to comply with the terms of our financing agreements and ultimately to attain profitable operations.

At September 30, 2004, working capital was a negative $0.6 million.  Working capital decreased by $6.6 million at September 30, 2004 compared to September 30, 2003 and the current ratio decreased to 1.0:1 from 1.6:1.  The decrease in working capital in 2004 includes the write-off of $1.2 million of prepaid slotting fees resulting from the cumulative effect adjustment. In addition, working capital has been reduced by $3.2 million in accrued interest on our Convertible Note, which is not currently eligible for payment.

Cash and cash equivalents at September 30, 2004 decreased $1.1 million from September 30, 2003, primarily due to $572,000 used in operations, $1.4 million used for the purchase of equipment, $1.5 million used for payments on long-term debt and $315,000 used to pay financing fees related to our debt amendments, offset by $2.6 million of net proceeds from our line of credit and $113,000 of proceeds from the sale of assets.

Accounts receivable decreased $112,000 to $2.8 million at September 30, 2004 from $3.0 million at September 30, 2003.  Decreases due to lower net sales in the fourth quarter of 2004 compared to the fourth quarter of 2003 were mostly offset by a $176,000 increase in other receivables (primarily insurance receivables) and an $89,000 reduction in our allowance for bad debts. Days sales outstanding were approximately 22 days at September 30, 2004 compared to approximately 20 days at September 30, 2003.

Inventories decreased $0.2 million to $9.0 million at September 30, 2004 compared to $9.2 million at September 30, 2003.  Inventory turned approximately 3.9 times on an annualized basis in the fourth quarter of fiscal 2004 compared to approximately 3.4 times in the fourth quarter of fiscal 2003.  Inventories have grown $1.6 million over the last three years, and we intend to decrease production and reduce our inventories during fiscal 2005.

Prepaid expenses decreased $0.9 million to $1.2 million at September 30, 2004 compared to $2.1 million at September 30, 2003, due primarily to a $1.2 million decrease in prepaid slotting fees as a result of our change in accounting.

Other current liabilities increased $1.3 million to $3.6 million at September 30, 2004 compared to $2.3 million at September 30, 2003, due primarily to $3.2 million of accrued interest due on our Convertible Note at September 30, 2004 compared to $845,000 of such accrued interest at September 30, 2003.  This increase was partially offset by a $937,000 decrease in coupon liability and a $340,000 decrease in accrued severance.

Capital expenditures of $1.4 million during fiscal 2004 were primarily used for manufacturing equipment relating to the introduction of our six microwaveable entrée products in the third quarter of fiscal 2004.  As amended in August 2004, our CapitalSource Loan Agreement limited our fiscal 2004 capital expenditures to $1.55 million.  The Loan Agreement limits our fiscal 2005 capital expenditures to $1.1 million.  We anticipate spending approximately $0.3 million on capital expenditures in fiscal 2005 primarily for manufacturing equipment.

Other long-term assets include unamortized capitalized financing fees totaling $359,000 at September 30, 2004, which are currently being amortized at the rate of approximately $50,000 per quarter.

Our Loan Agreement with CapitalSource provides for an $8.0 million term loan and a $7.0 million line of credit (together, “the Loans”).  The Loan Agreement permits us to request advances under the $7.0 million line of credit up to the sum of 85% of eligible receivables and 60% of eligible inventory.  At September 30, 2004, there was approximately $1.7 million remaining available on the CapitalSource line of credit, which will be used as needed for working capital.  The balance outstanding of $5.5 million on the term loan includes $652,000 of accrued exit fees at September 30, 2004.

In September 2004, Dresdner Kleinwort Benson Private Equity Partners LP (“Dresdner”), the original holder of our Convertible Note, transferred all rights, including interest accrued from September 30, 2001, pursuant to the Convertible Note, to Annex Holdings I LP (“Annex”). We have approximately $16.9 million of principal and $2.5 million of accretion related to exit fees due on the Convertible Note as of September 30, 2004. The Convertible Note requires payment of a 20% premium on the principal plus accrued but unpaid interest at repayment or maturity. The Convertible Note is convertible into common stock at the election of the holder; the conversion price at September 30, 2004 was $9.78 per share.

Pursuant to the CapitalSource Loan Agreement and Convertible Note, as amended, we currently record quarterly interest expense of approximately $21,000 and $91,000, respectively, for the accretion related to the exit fees. These amounts are added to the long-term debt and Convertible Note balances, respectively.

In September 2003, Dresdner agreed to permit the deferral of our September 30, 2003 interest payment, which totaled $845,000, to December 31, 2003.  In December 2003, this interest payment was further deferred to no earlier than September 30, 2004.  In addition, $576,000 was accrued in each of the first and second quarters of fiscal 2004, and $604,000 was accrued in the third and fourth quarters of fiscal 2004.  Accordingly, we included the total of $3.2 million and $845,000, respectively, on our balance sheets as of September 30, 2004 and September 30, 2003 in other current liabilities.

In order to address issues relating to our ability to meet our financial obligations and to address non-compliance with certain of our financial covenants, we entered into amendments to our Loan

Agreement with CapitalSource and our Convertible Note, which was then held by Dresdner, in late December 2003.  The amendments were contingent upon amending our Articles of Incorporation to extend the date on which our holders of Series C and Series D convertible preferred stock could redeem their shares of preferred stock, which shareholder approval was obtained at our Annual Shareholder Meeting in March 2004.

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

In consideration of the maturity date extensions, the financial covenant amendments, and the waivers received for prior violations discussed above, we paid a loan amendment fee to CapitalSource of approximately $130,000 and agreed to pay interest on the unpaid principal and accrued interest on the Convertible Note at the annual rate of 13% rather than 10%, which is the default interest rate provided in the note, beginning October 1, 2003, and continuing until our interest payments to Annex are brought current. The Loan Agreement, as amended, prohibits us from paying accrued interest on the Convertible Note to Annex prior to September 30, 2004, and permits us to pay interest to Annex on or after September 30, 2004, only if and to the extent that we comply with specified financial covenants and levels of capital availability. Interest due Annex at September 30, 2004 totaled approximately $3.2 million and is included in other current liabilities on our balance sheet.

We also received an agreement that future failures to pay interest on the Convertible Note when due will not be deemed, under specified conditions, to be an event of default under the Convertible Note.

In addition to the December 2003 amendments discussed above, on August 13, 2004, we entered into an amendment of our Loan Agreement with CapitalSource, and an amendment of our Convertible Note. These amendments were not subject to shareholder approval. Under the amendment of the Loan Agreement, we are now required to comply with the following financial covenants:

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

At September 30, 2004, we were out of compliance with the following debt covenants:

Covenant	Requirement	As calculated September 30, 2004	Required by
Minimum adjusted EBITDA	$4.9 million/ $4.4 million	$0.6 million	Loan Agreement/ Convertible Note
Maximum leverage ratio	2.50:1.00/ 2.75:1.00	16.41:1.00	Loan Agreement/ Convertible Note
Minimum senior fixed charge coverage ratio	1.35:1.00/ 1.22:1.00	0.15:1.00	Loan Agreement/ Convertible Note

In order to address issues relating to our ability to meet our financial obligations and to address non-compliance with certain of our financial covenants, we entered into amendments to our Loan Agreement with CapitalSource and our Convertible Notes held by Annex on February 18, 2005, following fiscal year-end.  See Note 19 of Notes to Financial Statements for a discussion of the amendments.

Contractual Payment Obligations

Principal payments under our term loan, our Convertible Note and our operating leases are significant.  A schedule of payments remaining due at September 30, 2004 in the next five fiscal years, including exit fees of $750,000 for the term loan and approximately $3.5 million for the Convertible Note, is as follows (in thousands):

	Total	Fiscal 2005	Fiscal 2006-2007	Fiscal 2008-2009	Thereafter
Term Loan	$5,611	$2,000	$3,611	$—	$—
Convertible Note	20,379	—	20,379	—	—
Operating Leases	2,112	684	1,269	159	—
Purchase Order Obligations	794	794	—	—	—
License Agreement	346	75	150	121	—
Retention Agreements	1,445	—	1,445	—	—
Total	$30,687	$3,553	$26,854	$280	$—

We have 552,500 shares of Series C Convertible Preferred Stock and 97,500 shares of Series D Convertible Preferred Stock outstanding. The Series C preferred shares are convertible into common stock at a price of $10 per share and the Series D preferred shares are convertible at $3.75 per share (subject to antidilution adjustments), in each case based on a base price of $50.00 per share, at any time at the discretion of the holder.  Both series of preferred stock are entitled to a 12% cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of Gardenburger.  The terms of the Series C and Series D Stock provide for a 10% premium on any liquidation or redemption.  As approved by our shareholders at our March 2004 Annual Shareholders Meeting, the earliest date on which holders may require redemption of their shares was deferred from March 31, 2006 to as late as June 30, 2008, at which point they may be redeemed at the election of the holders or, under certain conditions, at our discretion. The 10% redemption premium, which totals $4.3 million, is being accreted over the redemption period.  At September 30, 2004, $2.5 million of the redemption premium has been accreted and is included in the preferred stock balance on the balance sheet. The liquidation preference of the Series C and Series D Stock was $58.1 million at September 30, 2004.

Seasonality

The third and fourth quarters of our fiscal year typically have stronger sales due to the summer grilling season.  We typically build inventories during the first and second quarters of each fiscal year in anticipation of increased sales in the third and fourth fiscal quarters, although in fiscal 2005, we plan to reduce inventory levels that have built up over the 2002 to 2004 time period.

New Accounting Pronouncements

EITF 04-8

In October 2004, the FASB ratified EITF 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share.”  The new rules require companies to include shares issuable upon conversion of contingently convertible debt in their diluted earnings per share (EPS) calculations regardless of whether the debt has a market price trigger that is above the current fair market value of the company’s common stock that makes the debt currently not convertible. The new rules are effective for reporting periods ending on or after December 15, 2004.

The shares issuable upon conversion of our Convertible Note were previously required, and are still required under the new rules, to be included in our diluted EPS calculation, if the effect of the conversion is dilutive (e.g., the EPS calculation including the deemed conversion of the notes is lower than the EPS calculation excluding such deemed conversion). Given that the current impact of our Convertible Note on our diluted EPS calculations is anti-dilutive, the shares issuable upon conversion are excluded from our reported diluted EPS calculations and, as long as they remain anti-dilutive, shall remain excluded from our diluted EPS calculations under the new rules.

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not believe the provisions of SFAS No. 151, when applied, will have a material impact on our financial position or results of operations.

SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R is effective for interim or annual periods beginning after June 15, 2005.  Accordingly, we will adopt SFAS No. 123R in our fourth quarter of fiscal 2005. Unamortized stock-based compensation expense, on a pro forma basis, as of September 30, 2004 totaled $355,000, with $165,000 to be amortized in fiscal 2005 (including $41,000 in the fourth quarter of fiscal 2005), $144,000 to be amortized in fiscal 2006 and $46,000 to be amortized in fiscal 2007.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the standards of the Public Company Accounting Oversight Board (United States).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  On an ongoing basis, we evaluate our estimates, including those related to inventory reserves and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions. Actual results may differ from these estimates if conditions turn out differently from our assumptions.  We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our financial statements.

Revenue Recognition

In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers.

Our revenue arrangements with our customers often include sales incentives and other promotional costs such as coupons, volume-based discounts, slotting fees and off-invoice discounts. These costs are typically referred to collectively as “trade spending.”  Pursuant to EITF No. 00-14, EITF No. 00-25 and EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” these costs are recorded when revenue is recognized and are generally classified as a reduction of revenue.  We do not provide for a sales returns since, historically, sales returns have not been significant.

Trade Spending

Certain trade spending items are subject to estimation (i.e. volume discounts). Estimated trade spending is reviewed and recorded on a monthly basis based on information provided by our regional sales managers as to the types of arrangements that have been made with our customers and are recorded on the balance sheet as an offset to trade receivables.  Actual dollar amounts associated with trade spending can vary with sales volumes achieved and other factors.  Accordingly, the ultimate liabilities associated with trade spending may materially differ from those recorded due to changes in estimates and actual results achieved.

Slotting Fees

Slotting fees refer to oral arrangements pursuant to which the retail grocer allows our products to be placed on the store’s shelves in exchange for a slotting fee. As reported in prior filings, slotting fees were initially recorded as a prepaid asset and the related expense was recognized ratably over a 12-month period beginning two months following product shipment as an offset to sales. Typically, 12 months is the estimated minimum period during which a retailer agrees to allocate shelf space.  However, given that there are no written contractual commitments requiring the retail grocers to allocate shelf space for twelve months, in fiscal 2004, we determined that it was a preferable accounting method to expense the slotting fees at the time the revenue is recognized.  Accordingly, there were no slotting fees included in prepaid assets at September 30, 2004, while $1.2 million was included at September 30, 2003.  The $1.2 million of slotting fees capitalized on our balance sheet at September 30, 2003 was expensed in the first quarter of fiscal 2004 as a change in accounting principle.

Inventory Valuation Allowance

We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, historical spoilage rates and other factors.  Raw materials are reviewed periodically by our operating personnel for spoilage.  Finished goods are reviewed periodically by operating personnel to determine if inventory carrying costs exceed market selling prices.  If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change. Our inventory valuation allowance totaled $140,000 and $138,000 at September 30, 2004 and 2003, respectively.  We have not experienced material losses related to our inventories in the past and believe that the current level of valuation allowance is adequate.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Amounts outstanding under our Loan Agreement bear interest at rates tied to the prime rate with a minimum rate of 10% on the term loan and 8% on the line of credit. At September 30, 2004, we had $4.9 million outstanding at an interest rate of 10% on the term loan and $4.8 million outstanding at an interest rate of 8% on the line of credit.  A hypothetical 10% increase in the prime rate would not have any effect on the interest rates currently being charged under the Loan Agreement because the prime rate would still be below the minimum rates charged on the term loan and line of credit.

Our Convertible Note is at a fixed interest rate and, therefore, a change in market interest rates would not affect interest expense related to the Convertible Note.

We do not currently utilize, nor do we anticipate utilizing, derivative financial instruments.

Item 8.  Financial Statements and Supplementary Data

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 15 of Part IV of this document. In fiscal 2004, we changed our accounting policy regarding accounting for slotting fees.  See Note 3. of Notes to Financial Statements.  In accordance with Accounting Principles Board Opinion (“APB”) 20, “Accounting Changes,” the cumulative effect of the change in accounting for slotting fees is reflected in the first quarter of fiscal 2004.  The unaudited quarterly results for the first, second and third quarters of fiscal 2004 are restated for this change in accounting policy as indicated below.  Unaudited quarterly financial data for each of the four quarters in the period ended September 30, 2004 is as follows:

In thousands, except per share data	1st Quarter (Restated)	2nd Quarter (Restated)	3rd Quarter (Restated)	4th Quarter
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2004
Net sales, as reported	$10,761	$12,584	$14,240	$10,787
Effect of change in accounting for slotting fees	9	330	(131)	n/a
Net sales, as adjusted	10,770	12,914	14,109	10,787
Gross margin, as adjusted	4,206	4,792	5,177	2,132

Net loss applicable to common shareholders, as reported	(3,024)	(2,519)	(1,041)	(4,500)
Effect of change in accounting for slotting fees	(1,141)	330	(131)	n/a
Net loss applicable to common shareholders, as adjusted	(4,165)	(2,189)	(1,172)	(4,500)

Basic and diluted net loss per share applicable to common shareholders, as reported	(0.34)	(0.28)	(0.12)	(0.50)
Effect of change in accounting for slotting fees	(0.13)	0.04	(0.01)	n/a
Basic and diluted net loss per share applicable to common shareholders, adjusted(1)	(0.46)	(0.24)	(0.13)	(0.50)

2003
Net sales	$8,989	$12,408	$15,040	$13,010
Gross margin	3,364	4,367	6,551	4,456
Net loss applicable to common shareholders	(3,626)	(2,476)	(856)	(3,832)
Basic and diluted net loss per share applicable to common shareholders	(0.40)	(0.28)	(0.10)	(0.43)

(1)          Per share amounts may not add due to rounding.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective June 25, 2004, based on a recommendation of the Audit Committee of our Board of Directors, we dismissed our independent public accountants, KPMG LLP.  KPMG LLP’s reports on our financial statements for the past two fiscal years ended September 30, 2003 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the two fiscal years ended September 30, 2003 and during the subsequent interim period through the date of dismissal, June 25, 2004, there were not any disagreements between us and KPMG LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, or any reportable events as defined under Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission.

A copy of a letter addressed to the Securities and Exchange Commission from KPMG LLP stating that it agrees with the above statements is incorporated by reference into this Form 10-K as Exhibit 16.

Also effective June 25, 2004, based upon a recommendation of the Audit Committee of our Board of Directors, we engaged the firm of BDO Seidman, LLP to be our independent registered public accounting firm. We did not consult BDO Seidman, LLP prior to June 25, 2004 with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or concerning any disagreement or reportable event with KPMG LLP.

Item 9A.  Controls and Procedures

During the course of their audit of our financial statements for the year ended September 30, 2004, our independent registered public accounting firm, BDO Seidman, LLP, advised management and the Audit Committee of our Board of Directors that they had identified certain deficiencies in internal control over financial reporting.  Certain of these deficiencies are considered to be “material deficiencies” as defined under the standards established by the Public Company Accounting Oversight Board. These “material deficiencies” relate to cash and cash disbursements and accounts payable cycles, inventory and revenue cycles and financial reporting.  BDO Seidman, LLP also identified certain “significant deficiencies” that do not rise to the level of material deficiency.  These “significant deficiencies” involve matters relating to the design or operation of internal control that, in the judgment of BDO Seidman, LLP, could adversely affect the organization’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements.  These significant deficiencies relate to segregation of duties, lack of current accounting manual, maintenance of important documents, discrepancies between our fixed asset ledger and general ledger, discrepancies with our stated capitalization policy, human resource employee’s ability to enter employees, change salaries and issue checks, documentation of management’s review of journal entries and information technology policies and procedures.

We are in the process of undertaking steps to remedy these material deficiencies and significant deficiencies, including:

•                  In October 2004, we retained an independent third party consultant to assist in the preparation of our compliance with Rule 404 of the Sarbanes-Oxley Act of 2002.

•                  In November 2004, we hired a Manager of Business Systems and Analysis responsible for, among other things, providing support for Sarbanes-Oxley compliance.  The individual assists the Chief Financial Officer and Controller and provides additional segregation of duties consistent with our objectives.

•                  We implemented procedures whereby all new vendors must be authorized by either the Controller or the Chief Financial Officer, and a new vendor add or change form is currently being developed.

•                  A key-controlled security device for the laser check signature printer is now kept locked, preventing unauthorized use. In addition, unprinted check stock is now maintained in a locked file cabinet.

•                  We lowered our manual, second signature requirement on all checks from $50,000 to $25,000, and all printed checks, along with voucher packages, are reviewed by our Controller prior to mailing.  New procedures also require check copies to be filed with the supporting voucher packages.

•                  The review and sign-off on all monthly bank reconciliations by the Controller and Chief Financial Officer has been instituted.

•                  We have amended our capitalization policy to include leasehold improvements.

•                  We are changing the organizational reporting relationship of our payroll clerk and eliminating the payroll responsibility from human resources.

•                  In April 2005, we will be moving inventory out of a third party warehouse that was not able to prepare a listing of inventory on hand.

•                  We will create a bill of materials audit trail by printing out a hard copy of the bill of materials prior to making any changes.

•                  At the end of each quarter, we are now determining the amount of sales shipped and invoiced, but not received by our customers.

•                  We are adjusting our inventory tag control procedures so that tag numbers are more difficult to miskey.

•                  Our monthly finished goods inventory reconciliation will now be reviewed and approved by our Chief Operating Officer.

•                  We have adopted new accounting policies for reporting of slotting fees so that these fees will be expensed as incurred.  In addition, we have instituted new procedures with our sales team to gather more accurate information regarding slotting fees.

•                  In connection with our work with our Sarbanes-Oxley consultant, we are reviewing for proper segregation of duties, documenting our accounting policies and procedures through narrative and flowchart support and preparing an IT policy and procedures manual to document all of our updated IT procedures.

•                  As part of our efforts to improve IT controls, we have made our password controls more stringent; we have mapped our user access for department head approval; we are working to formalize our change control process in part by forming an IT Community group; we have established a service request database to log problem calls; and we have improved our procedures for handling back-up tapes.

We have discussed our corrective actions and future plans with our Audit Committee and BDO Seidman, LLP and, as of the date of this Annual Report on Form 10-K, we believe the actions outlined above should correct the deficiencies in internal controls that are considered to be material deficiencies.

Other than the changes noted above, there has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Further, our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures did not provide reasonable assurance of effectiveness because of the material deficiencies identified above.

Pursuant to Section 404 of Sarbanes-Oxley, we will be required to furnish an internal controls report of management’s assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K for the fiscal year ending September 30, 2005. Our auditors will then be required to attest to, and report on, our assessment. In order to issue our report, our management must document both the design of our internal controls and the testing processes that support management’s evaluation and conclusion. Our management has begun the necessary processes and procedures for issuing its report on our internal controls. However, we may face significant challenges in implementing the required processes and procedures. There can be no assurance that we will be able to complete the work necessary for our management to issue its management report in a timely manner, or that management will be able to report that our internal controls over financial reporting are effective.

The statements contained in Exhibit 31.1 and 31.2 should be considered in light of, and read together with, the information set forth in this Item 9A.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Board of Directors

Name	Position	Age	Director Since
Charles E. Bergeron (1), (2)	Director	59	2003
Alexander P. Coleman (1), (2)	Director	37	1998
Barry E. Krantz (2), (3)	Director	60	2004
Richard L. Mazer (1), (2)	Director	59	1998
Scott C. Wallace (3)	President, Chief Executive Officer and Chairman of the Board	49	2001
Paul F. Wenner (3)	Founder and Director	57	1985

(1)          Member of the Audit Committee.

(2)          Member of the Executive Personnel and Compensation Committee.

(3)          Member of the Nominating and Governance Committee.

Each of these individuals is presently serving on our Board of Directors.  There are no family relationships among our executive officers and Directors.

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

Alexander P. Coleman is a Managing Partner of Annex Capital Management LLC (“Annex”), a private equity firm specializing in the acquisition of direct equity, mezzanine and distressed senior debt portfolios in the secondary market.  From 1996 to 2004, Mr. Coleman was a Managing Investment Partner for Dresdner Kleinwort Capital LLC, the North American direct investment group of Dresdner Bank AG.  Prior to that, Mr. Coleman was with Citibank NA, including Citicorp Venture Capital.  Mr. Coleman was designated as a nominee for election as a Director pursuant to the agreement between

Gardenburger and Dresdner Kleinwort Benson Private Equity Partners LP (“Dresdner”) under which Dresdner acquired $15,000,000 principal amount of a Convertible Senior Subordinated Note issued by Gardenburger in March 1998.  Mr. Coleman received an M.B.A. from the University of Cambridge and a B.A. in Economics from the University of Vermont.  Of the other companies for which Mr. Coleman serves as a Director, those which have publicly registered securities include: KMC Telecom, Inc., and Remy, Inc.

Barry E. Krantz has served as a Director of Gardenburger since July 2004. From August 1995 to present, Mr. Krantz has been self-employed serving on the Board of Directors of and/or consulting with several of the major restaurant chains in the United States and internationally. Mr. Krantz has spent more than 20 years in various executive positions within the foodservice industry. From January 1994 to August 1995, Mr. Krantz served as President and Chief Operating Officer of Family Restaurants, Inc., a $1.2 billion company that owned and operated the El Torito, Chi-Chi’s, Reuben’s, Charley Brown’s, Coco’s, Carrows and jojos chains. From March 1993 to January 1994, Mr. Krantz served as the Chief Operating Officer for Restaurant Enterprises Group, and served as President of its Family Restaurant Division from January 1989 to January 1994. From January 1979 to January 1987, Mr. Krantz was the Senior Vice President of Marketing and Concept Development for Denny’s Restaurants. Mr. Krantz received a B.A. degree from the University of Pennsylvania and an M.B.A. from the Stanford University Graduate School of Business. Before starting a career in the food service industry, Mr. Krantz held a variety of product management positions at General Foods Corporation and senior account management positions at several major advertising agencies. Mr. Krantz is also on the Board of Directors of Worldwide Restaurant Concepts, Inc. and Fresh Choice, Inc.

Richard L. Mazer is the President and Chief Operating Officer of Ventura Foods, LLC, a food processor, where he has worked since December 1997.  Mr. Mazer has been involved in the food industry for more than 20 years, including through his strategic and financial consulting company, The Mazer Group, from 1992 to 1997.  Mr. Mazer received B.S. degrees in Economics and Management from Massachusetts Institute of Technology.

Scott C. Wallace joined Gardenburger as President and Chief Executive Officer on January 15, 2001.  Mr. Wallace also became Chairman of the Board in May 2002.  Prior to joining Gardenburger, Mr. Wallace served in various positions at Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) since 1994, including President and Chief Executive Officer beginning in 1999, President and Chief Operating Officer from 1998 to 1999, and as President – North America Division prior to that.  Before accepting a position at Mauna Loa, Mr. Wallace held a management position at E.J. Brach Corporation, a candy producer, for six years, and sales positions at Eastman Kodak Company, a manufacturer of camera equipment, and Procter and Gamble, a consumer products company.  Mr. Wallace received a B.S. in Economics from San Francisco State University.

Paul F. Wenner founded Gardenburger in 1985 as a sole proprietorship and acted as its Vice President from the date of its incorporation until December 1989, when he became President, Chief Executive Officer and Chairman of the Board.  From 1994 to May 2004, Mr. Wenner was our Chief Creative Officer, providing advice regarding new product development and assisting with marketing efforts.  Mr. Wenner relinquished his duties as President in 1994 and as Chairman of the Board in 1995 and as Chief Creative Officer in 2004.  From 1980 through 1984, he owned and operated the Garden House Restaurant and Gourmet Cooking School, where he developed the Gardenburger® veggie patty.  The school was affiliated with Mt. Hood Community College’s evening educational curriculum.  Mr. Wenner received two Associate of Arts degrees from Mt. Hood Community College.

The following table identifies our current executive officers, the positions they hold, and the year in which they began serving in their respective capacities.  Our executive officers are elected by the Board of Directors annually to hold office until their successors are elected and qualified.

Executive Officers

Name	Age	Current Position(s) with Company	Officer Since
Scott C. Wallace	49	Chief Executive Officer, President and Chairman of the Board	2001
James W. Linford	57	Senior Vice President and Chief Operating Officer	1997
Robert T. Trebing, Jr.	55	Senior Vice President and Chief Financial Officer	2003

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

Audit Committee

We have a standing Finance and Audit Committee (the “Audit Committee”), which, during fiscal 2004, was composed of Mr. Bergeron (Committee Chair), Mr. Coleman and Mr. Mazer.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Directors and executive officers and persons who own more than 10% of the outstanding shares of our common stock (“10% shareholders”), to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of our common stock and other equity securities. To the best of our knowledge, based solely on review of the copies of such reports furnished to us or otherwise in our files and on written representations from our Directors and executive officers, our officers, Directors and 10% shareholders complied with all applicable Section 16(a) filing requirements during fiscal 2004 except that Mr. Krantz, a Director, failed to timely file a Form 3, Initial Statement of Beneficial Ownership of Securities.

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

Item 11.  Executive Compensation

Director Compensation

During fiscal 2004, four non-employee Directors, Messrs. Bergeron, Kesselman, Mazer and Wenner, received fees for their participation on our Board of Directors and Committees.  Mr. Bergeron received a total of $28,000, Mr. Mazer received a total of $20,000, Mr. Kesselman, who resigned from the Board of Directors in December 2003, received a total of $7,000 and Mr. Wenner, who became a non-employee director in May 2004, received a total of $3,000. No other directors received compensation for their participation on the Board of Directors.  All non-employee Directors are reimbursed for their expenses incurred in attending meetings of the Board of Directors.

We also have a licensing agreement with Mr. Wenner, which expires in May 2009.  Pursuant to the agreement, Mr. Wenner grants to us an exclusive, royalty-free, worldwide license to make use of, copy, reproduce, modify, adapt, distribute, transmit, broadcast, display, exhibit, project and otherwise exploit certain of Mr. Wenner’s property.  In exchange, we pay Mr. Wenner $75,000 per annum.  The agreement also provides that, during the term of the agreement, Mr. Wenner shall make, at dates and times reasonably agreed to by each of Mr. Wenner and us, certain personal appearances for which Mr. Wenner shall be compensated at the rate of $500 per day, plus all reasonable and necessary expenses (including coach air travel, hotel accommodations and meal expenses) incurred by Mr. Wenner in connection with such personal appearances.  Mr. Wenner received approximately $29,000 pursuant to this agreement in fiscal 2004.

Executive Officer Compensation

Summary Compensation Table

The following table provides information for the fiscal years indicated concerning compensation earned by our Chief Executive Officer and our other executive officers whose salary and bonus during fiscal 2004 exceeded $100,000 (collectively referred to as the “named executive officers”).

				Long Term Compensation Awards
	Fiscal	Annual Compensation		Securities Underlying	All Other Compen-
Name and Principal Position	Year	Salary (A)	Bonus	Options (#)	sation (B)
Scott C. Wallace	2004	$283,800	$68,640	—	$6,964
Chief Executive Officer,	2003	270,092	—	—	5,858
President and Chairman of the	2002	252,923	15,000	—	6,856
Board

James W. Linford	2004	209,423	45,630	—	5,519
Senior Vice President and	2003	199,500	—	—	4,745
Chief Operating Officer	2002	183,673	—	—	3,330

Robert T. Trebing, Jr. (C)	2004	203,231	40,000	—	6,550
Senior Vice President	2003	—	—	—	—
and Chief Financial Officer	2002	—	—	—	—

(A)           Amounts shown include cash compensation earned in each respective year, including amounts deferred at the election of the named executive officer pursuant to our 401(k) Plan.

(B)             Amounts included in this column for fiscal 2004 are as follows:

Name	401(k) Matching	Life Insurance Premiums
Mr. Wallace	$5,289	$1,675
Mr. Linford	4,614	905
Mr. Trebing	4,865	1,685

(C)             Mr. Trebing’s employment with Gardenburger began in November 2003.

Stock Options Granted

There were no stock options granted to the named executive officers during fiscal 2004.

Option Exercises and Holdings

The following table provides information concerning unexercised options held at September 30, 2004 with respect to the named executive officers.  No named executive officers exercised any options during fiscal 2004.

Aggregated Option Exercises in Last Fiscal Year

and Fiscal Year-End Option Values

	Number of Securities Underlying Unexercised Options At September 30, 2004 (#)		Value of Unexercised In-The-Money Options At September 30, 2004 (A)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Scott C. Wallace	112,500	37,500	$—	$—
James W. Linford	207,420	40,000	—	—
Robert T. Trebing, Jr.	—	—	—	—

(A)           Based on the market price of the underlying securities at September 30, 2004, $0.16 per share.

Employment, Severance and Change in Control Arrangements

Scott C. Wallace

Gardenburger entered into an agreement with Scott C. Wallace dated February 24, 2004 regarding the terms of his employment as President and Chief Executive Officer of Gardenburger. Pursuant to the agreement, Mr. Wallace’s base salary is currently $286,000 per year and is subject to annual review by the Compensation Committee and subject to adjustment by the Board of Directors in its sole discretion.  Mr. Wallace is also entitled to participate in our 401(k) plan, stock incentive plan and health and welfare benefit programs made available to other officers and to four weeks’ paid vacation annually.

Mr. Wallace will be entitled to severance equal to one year’s base salary payable over 12 months and continuation of all health and welfare benefits for one year in the event of involuntary termination other than for cause or due to death or disability.  As used in Mr. Wallace’s employment agreement, “cause” means (1) any fraud or dishonesty by Mr. Wallace involving Gardenburger, (2) willful misconduct or gross negligence in connection with performance of his duties, (3) his conviction for committing a felony, (4) the commission by Mr. Wallace of any act in direct competition with or materially detrimental to the best interests of Gardenburger, or (5) willful and continued failure by Mr. Wallace to substantially perform his duties after delivery of a written demand specifying the duties which have not been substantially performed.

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

The agreement also provides that if Mr. Wallace’s employment is terminated for other than cause following a change in control, or if he terminates his employment for “good reason,” he shall be paid an amount equal to his annual base salary currently in effect, or, if higher, his annual base salary as in effect prior to any reduction within twelve months preceding termination, payable as a lump sum.  He shall also receive continuation of all health and welfare benefits for a twelve-month period following termination.

“Good reason” means the undertaking of any of the following without Mr. Wallace’s consent:  (i) relocation of his place of employment more than 25 miles from the location he is currently performing his duties; (ii) the reduction by more than 10% of his base compensation not related to a reduction in the salaries of all executive officers of Gardenburger; (iii) the significant change or reduction of his duties that results in any diminution or adverse change of his position, status or circumstances; or (iv) providing Mr. Wallace continues his employment with Gardenburger through the 90-day period following the change in control, any termination by Mr. Wallace of his position with Gardenburger or its successor that is effective on or within the 30 days following expiration of a 90-day period following the change in control for any reason or for no reason will constitute “good reason.”  For this purpose, if Mr. Wallace is terminated by Gardenburger without cause before the change in control and such termination is in connection with the change in control, Mr. Wallace will be deemed to have continued his employment through the change in control date.

The agreement contains a three-year non-compete clause following termination.

James W. Linford

Gardenburger entered into an employment agreement with Mr. Linford dated February 26, 2004.  Pursuant to the agreement, Mr. Linford’s current base salary is $211,000 per year and is subject to annual review by the Compensation Committee and subject to adjustment by the Board of Directors in its sole discretion.  Mr. Linford is also entitled to participate in our 401(k) plan, stock incentive plan and health and welfare benefit programs made available to other officers and to four weeks’ paid vacation annually.

Mr. Linford will be entitled to severance equal to one year’s base salary payable over 12 months and continuation of all health and welfare benefits for one year in the event of involuntary termination other than for cause (as defined above) or due to death or disability.

The agreement provides for a special bonus payable upon the completion of a sale of Gardenburger.  The special bonus will be equal to one quarter of one percent (0.25%) of the sale price up to $100 million and one half of one percent (0.5%) of the portion, if any, of the sale price in excess of $100 million.

The agreement also provides that if Mr. Linford’s employment is terminated for other than cause following a change in control, or if he terminates his employment for “good reason,” (as defined above) he shall be paid an amount equal to his annual base salary currently in effect, or, if higher, his annual base salary as in effect prior to any reduction within twelve months preceding termination, payable as a lump sum.  He shall also receive continuation of all health and welfare benefits for a twelve-month period following termination.

The agreement contains a three-year non-compete clause following termination.

Robert T. Trebing, Jr.

Gardenburger entered into an employment agreement with Mr. Trebing dated February 26, 2004.  Pursuant to the agreement, Mr. Trebing’s base salary is currently $204,000 per year and is subject to annual review by the Compensation Committee and subject to adjustment by the Board of Directors in its sole discretion.  Mr. Trebing is also entitled to participate in our 401(k) plan, stock incentive plan and health and welfare benefit programs made available to other officers and to three weeks’ paid vacation annually.

Mr. Trebing will be entitled to severance equal to one year’s base salary payable over 12 months and continuation of all health and welfare benefits for one year in the event of involuntary termination other than for cause (as defined above) or due to death or disability.

The agreement provides for a special bonus payable upon the completion of a sale of Gardenburger.  The special bonus will be equal to one quarter of one percent (0.25%) of the sale price.

The agreement also provides that if Mr. Trebing’s employment is terminated for other than cause following a change in control, or if he terminates his employment for “good reason,” (as defined above) he shall be paid an amount equal to his annual base salary currently in effect, or, if higher, his annual base salary as in effect prior to any reduction within twelve months preceding termination, payable as a lump sum.  He shall also receive continuation of all health and welfare benefits for a twelve-month period following termination. The agreement contains a three-year non-compete clause following termination.

Retention Agreements

We entered into Retention Agreements with each of Mr. Wallace, Mr. Linford and Mr. Trebing on January 27, 2005.  The Retention Agreements provide incentive for each of the executive officers to continue to be employed by Gardenburger, Inc. through and following a change in control or going private transaction.  The agreements provide for payment of a retention bonus on the earlier of (1) the date of a change of control, (2) the date of a going private transaction or (3) the second anniversary of the effective date of the agreement.  If a change in control or going private transaction occurs during the first eighteen months following the effective date of the agreement, the executive officer receives a lump sum payment equal to twelve months of base salary.  If a change in control or going private transaction occurs after the eighteen month anniversary of the agreement or if the executive officer remains continuously employed by Gardenburger, Inc. through the second anniversary of the effective date of the agreement, the executive officer receives a lump sum payment equal to sixteen months of base salary.  These retention bonuses are subject to certain conditions set forth in the agreements.

Vesting of Options

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2004, certain information furnished to us with respect to beneficial ownership of our common stock and preferred stock by (i) each Director and Director nominee, (ii) the “named executive officers” (as defined under “Executive Compensation”), (iii) all persons known by us to be beneficial owners of 5% or more of our outstanding common stock or preferred stock, and (iv) all executive officers and Directors as a group.  Unless otherwise indicated below, the address of each person listed below is 15615 Alton Parkway, Suite 350, Irvine, California 92618.

	Amount and Nature of Beneficial Ownership (A)
Name and Address of Beneficial Owner	Shares of Common Stock (B)	Percentage of Class	Shares of Preferred Stock	Percentage of Class
Annex Capital Management LLC (C) 1301 Avenue of the Americas New York, New York 10019-6163	2,287,835	20.3%	—	—

Alexander P. Coleman (C)	2,307,335	20.4%	—	—

Gruber & McBaine Capital Management LLC (D) 50 Osgood Place, Penthouse San Francisco, California 94133	1,659,185	18.2%	15,000	2.3%

Rosewood Capital III, L.P. (E) One Maritime Plaza, Suite 1330 San Francisco, California 94111	1,459,238	14.0%	206,000	31.7%

Paul F. Wenner	1,344,180	13.5%	—	—

Farallon Partners, L.L.C. (F) One Maritime Plaza, Suite 1325 San Francisco, California 94111	1,012,233	10.1%	142,000	21.8%

Farallon Capital Management, L.L.C. (F) One Maritime Plaza, Suite 1325 San Francisco, California 94111	370,552	4.0%	52,000	8.0%

MidOcean Capital Investors, L.P. (G) 320 Park Avenue, 17th Floor New York, New York 10022	710,868	7.3%	100,000	15.4%

James W. Linford (H)	269,834	2.9%	—	—

Scott C. Wallace (I)	156,244	1.7%	—	—

Richard L. Mazer	62,500	*	—	—

Robert T. Trebing, Jr.	—	—	—	—

Charles E. Bergeron	—	—	—	—

Barry E. Krantz	—	—	—	—

All current executive officers and Directors as a group (8 persons)(J)	4,140,093	32.7%	—	—

* Less than one percent

(A)           Applicable percentage of ownership is based on 9,002,101 shares of common stock and 650,000 shares of preferred stock outstanding as of December 31, 2004.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”), and is based on voting and investment power with respect to shares.  Shares of common stock subject to options, warrants or other convertible securities that are exercisable currently or within 60 days after December 31, 2004 are deemed outstanding for purposes of computing the percentage ownership of the person or group holding such options, warrants or convertible securities, but are not deemed outstanding for computing the percentage of any other person.  Unless otherwise indicated, to the best of our knowledge, each of the persons named above has sole voting and investment power with respect to all shares shown as being beneficially owned by them.

(B)             Includes shares of common stock subject to options exercisable within 60 days after December 31, 2004 as follows:

Name	Number of Options
Mr. Wenner	953,000
Mr. Linford	207,420
Mr. Wallace	150,000
Mr. Coleman	19,500
Mr. Mazer	50,500

All current executive officers and Directors as a group	1,380,420

(C)             Includes 1,729,854 shares of common stock that Annex has the right to acquire upon conversion of the Convertible Notes.  The conversion price was $9.78 as of December 31, 2004.  Also includes warrants to purchase 557,981 shares of our common stock.  Mr. Coleman is an Authorized Person and Managing Investment Partner for Annex.  Mr. Coleman disclaims beneficial ownership of all shares owned by Annex.

(D)            Gruber & McBaine Capital Management, LLC (“GMCM”), has shared voting and dispositive power with respect to 1,503,685 shares of common stock. Jon D. Gruber and J. Patterson McBaine are the managers of GMCM, an investment adviser, and Thomas O. Lloyd-Butler is a member of GMCM.  Mr. Gruber has sole voting and dispositive power as to 116,850 shares of common stock and Mr. McBaine has sole voting and dispositive power as to 155,500 shares of common stock. Also includes 15,000 shares of preferred stock (convertible into 93,754 shares of common stock) which GMCM and its affiliates either own or with respect to which they have voting or dispositive power and warrants to purchase 12,877 shares of common stock issued to GMCM and its affiliates.

(E)              Includes 1,287,552 shares of common stock issuable upon conversion of 206,000 shares of preferred stock and warrants to purchase 171,686 shares of common stock.

(F)              Each of the entities affiliated with Farallon Partners, L.L.C. (“FPLLC”) and the accounts managed by Farallon Capital Management, L.L.C. (“FCMLLC”), a registered investment adviser (together such entities and accounts, “Farallon”), that acquired shares of preferred stock holds such securities directly in its own name.  In addition, two of such entities own an aggregate of 3,700 shares of common stock.  FPLLC, as the general partner of certain of such entities, and FCMLLC, pursuant to investment management agreements, each may, for purposes of Rule 13d-3 under the Securities Exchange Act of 1934 (the “Exchange Act”), be deemed to own beneficially the shares held by such entities and accounts, as well as the shares of common stock into which the shares of preferred stock are convertible.  Each of FCMLLC and FPLLC, and each managing member thereof, disclaim any beneficial ownership of such shares.  All of the above-mentioned entities and persons disclaim group attribution.  The 142,000 and 52,000 shares of preferred stock owned by FPLLC and FCMLLC, respectively, are convertible into 887,536 and 325,013 shares of common stock, respectively.  Also includes warrants to purchase 121,897 shares of common stock held by FPLLC and warrants for 44,639 shares of common stock held by FCMLLC.  The following people have shared voting and dispositive power with respect to the Farallon shares as managing members of FPLLC and FCMLLC: Joseph F. Downes, Enrique H. Boilini, David I. Cohen, Chan R. Ding, William F. Duhamel, Charles E. Ellwein, Richard B. Fried, Monica R. Landry, William F. Mellin, Stephen L. Millham, Rajiv A. Patel, Derek Schrier, Thomas F. Steyer and Mark C. Wehrly.

(G)             Includes 100,000 shares of preferred stock, which are currently convertible into 625,025 shares of common stock and warrants to purchase 85,843 shares of common stock held by MidOcean Capital Investors, L.P.  Ultramar Capital, Ltd., MidOcean Capital Partners, L.P, Existing Fund GP, Ltd., MidOcean Partners, LP and MidOcean Associates, SPC may all be deemed to be beneficial owners of the shares as a result of their direct or indirect control relationship with MidOcean Capital Investors, L.P. MidOcean Capital Partners, L.P. is the general partner of MidOcean Capital Investors, L.P.  Existing Fund GP, Ltd. is the general partner of MidOcean Capital Partners, L.P. MidOcean Partners, LP is the sole owner of Existing Fund GP, Ltd. and MidOcean Associates, SPC is the general partner of MidOcean Partners, LP.   J. Edward Virtue may be deemed the beneficial owner of the shares because he indirectly controls the securities, but disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(H)            Includes 51,414 shares held in Mr. Linford’s 401(k) Plan account.

(I)                 Includes 6,244 shares held in Mr. Wallace’s 401(k) Plan account.

(J)                Included in the shares of common stock are the shares beneficially owned by Annex.

The following table sets forth information, as of September 30, 2004, about shares of our common stock that may be issued upon the exercise of options granted under our equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to our shareholders for approval.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	1,734,320		$3.50	1,616,703

Equity compensation plans not approved by shareholders	2,404,962	(1)	$1.80	—
Total	4,139,282		$2.51	1,616,703

(1)               Includes 1,115,962 warrants exercisable for our common stock at $0.28 per share plus options granted pursuant to plans not approved by our shareholders.  See Note 15 of Notes to Financial Statements under the heading “Non-Plan Options” for a description of the material terms of options granted without shareholder approval and not requiring shareholder approval, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Certain Relationships and Related Transactions

Mr. Mazer is President and Chief Operating Officer of Ventura Foods, LLC.  We purchased barbecue sauce from Ventura Foods totaling $668,000 in fiscal 2004.  We believe that the price paid to Ventura Foods is fair in comparison with prices that would be paid to an independent third party for similar barbecue sauce.

Mr. Coleman is Managing Partner of Annex Capital Management LLC to which we are indebted in the principal amount of approximately $16.9 million plus accrued but unpaid interest related to this debt.  This debt currently bears interest at the annual rate of 13%.

We also have a licensing agreement with Mr. Wenner, which is described under the heading “Director Compensation” in Item 11. above.

Compensation Committee Interlocks and Insider Participation

During fiscal 2004, Directors who served on the Compensation Committee included Messrs. Bergeron, Coleman, Krantz and Mazer.  None of these individuals is, or has been in the past, an officer or employee of Gardenburger.

Item 14.  Principal Accountant Fees and Services

The following fees are anticipated to be paid to BDO Seidman, LLP related to fiscal 2004 and were paid to KPMG LLP related to fiscal 2003:

	2004	% approved by Audit Committee	2003	% approved by Audit Committee
Audit Fees	$340,000	100%	$129,000	100%
Audit Related Fees	—	—	—	—
Tax Fees (A)	580	100%	77,000	100%
All Other Fees (B)	11,452	100%	19,000	100%
	$352,032		$225,000

(A)           Consists of corporate tax compliance assistance and other tax consulting, which is customarily provided by a company’s independent registered public accountant.

(B)             Consists of fees for the audit of our employee benefit plan and other miscellaneous consulting services.

Pre-Approval Policies

Prior to retaining BDO Seidman, LLP to provide services, we discuss the services with the Chairman of the Audit Committee. The Chairman then reviews the request and, if the Chairman determines it necessary, he discusses the potential services with the other Audit Committee members. The decision is then communicated to the Board of Directors and, if approved, it is formally approved at the next Audit Committee meeting.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Exhibits

The exhibits filed as a part of this report are listed below and this list is intended to comprise the exhibit index:

Exhibit No.	Description
3.1	Restated Articles of Incorporation, as amended through March 23, 2004 (22)

3.2	1995 Restated Bylaws, as amended July 13, 1999 (10)

10.1	Amended and Restated Rights Agreement between Gardenburger, Inc. and First Chicago Trust Company of New York, dated July 15, 1999 (10)

Exhibit No.	Description
10.2

Amendment No. 1 dated as of January 2, 2002 to Rights Agreement dated as of July 15, 1999 between First Chicago Trust Company of New York and Gardenburger, Inc., dated effective as of January 2, 2002 (13)

10.3

Amendment No. 2 dated as of January 10, 2002 to the Amended and Restated Rights Agreement dated as of July 15, 1999, between Gardenburger, Inc. and EquiServe Trust Company, N.A. (successor to First Chicago Trust company of New York (13)

10.4	Amendment No. 3 dated as of April 29, 2002 to the Amended and Restated Rights Agreement dated as of July 15, 1999, between Gardenburger, Inc. and EquiServe Trust Company, N.A. (16)

10.5	Amendment No. 4 dated as of August 18, 2003 to the Amended and Restated Rights Agreement dated as of July 15, 1999, between Gardenburger, Inc. and EquiServe Trust Company, N.A. (19)

10.6	Office Space Lease by and between The Irvine Company and Gardenburger, Inc. dated August 21, 2003. (20)

10.7	Facility Lease by and between Freeport Center Associates, a Utah general partnership and Gardenburger, Inc., dated May 28, 1997. (2)

10.8	Addendum, dated August 1, 1997, to Facility Lease by and between Freeport Center Associates and Gardenburger, Inc. (3)

10.9	Lease Extension, dated October 17, 2002, to Facility Lease dated May 28, 1997 by and between Freeport Center Associates and Gardenburger, Inc. (16)

10.10	Warehouse Lease between Freeport Center Associates and Gardenburger, Inc., dated January 25, 1999 (7)

10.11	Note Purchase Agreement, dated as of March 27, 1998, between Gardenburger, Inc. and Dresdner Kleinwort Benson Private Equity Partners L.P. (4)

10.12	First Amendment to Note Purchase Agreement, dated December 30, 1999, between Gardenburger, Inc. and Dresdner Kleinwort Benson Private Equity Partners L.P. (11)

10.13	Second Amendment, dated as of January 10, 2002, to the Note Purchase Agreement, dated as of March 27, 1998, between Dresdner Kleinwort Benson Private Equity Partners L.P. and Gardenburger, Inc. (14)

10.14	Third Amendment, dated as of September 30, 2002, to the Note Purchase Agreement, dated as of March 27, 1998, between Dresdner Kleinwort Benson Private Equity Partners L.P. and Gardenburger, Inc. (16)

10.15

Fourth Amendment, dated as of December 31, 2002, to the Note Purchase Agreement, dated as of March 27, 1998, by and among Dresdner Kleinwort Benson Private Equity Partners L.P. and Gardenburger, Inc. (17)

10.16	Fifth Amendment, dated as of December 29, 2003, to Note Purchase Agreement, dated as of March 27, 1998, between Gardenburger, Inc. and Dresdner Kleinwort Benson Private Equity Partners, L.P. (21)

10.17	Sixth Amendment, dated as of August 13, 2004, to Note Purchase Agreement, dated as of March 27, 1998, between Gardenburger, Inc. and Dresdner Kleinwort Benson Private Equity Partners, L.P.

10.18	Amended and Restated Convertible Senior Subordinated Note dated January 10, 2002, issued by Gardenburger, Inc. to Dresdner Kleinwort Benson Private Equity Partners L.P. (14)

10.19

First Amendment, dated as of December 29, 2003, to Amended and Restated Convertible Senior Subordinated Note, dated as of January 10, 2002, between Gardenburger, Inc. and Dresdner Kleinwort Benson Private Equity Partners, L.P. (21)

10.20	Second Amended and Restated Convertible Senior Subordinated Note dated September 2, 2004, issued by Gardenburger, Inc. to Annex Holdings I LP.

10.21	Instrument of Adherence, dated as of September 2, 2004, between Dresdner Kleinwort Benson Private Equity Partners, L.P. and Annex Holdings I LP.

Exhibit No.	Description
10.22	Warrant Agreement, dated as of January 10, 2002, between Dresdner Kleinwort Benson Private Equity Partners L.P. and Gardenburger, Inc. (14)

10.23	Form of Warrant issued to Dresdner Kleinwort Benson Private Equity Partners L.P. and holders of Gardenburger Inc.’s preferred stock (14)

10.24	Amended and Restated Warrant, issued to Annex Holdings I LP, dated September 2, 2004.

10.25	Registration Rights Agreement, dated as of March 27, 1998, between Gardenburger, Inc. and Dresdner Kleinwort Benson Private Equity Partners L.P. (4)

10.26	First Amendment, dated as of January 10, 2002, to Registration Rights Agreement, dated as of March 27, 1998, between Dresdner Kleinwort Benson Private Equity Partners L.P. and Gardenburger, Inc. (14)

10.27

Revolving Credit and Term Loan Agreement dated as of January 10, 2002, between Gardenburger, Inc., CapitalSource Finance LLC, as administrative agent and collateral agent for Lenders, and the Lenders (14)

10.28	First Amendment, dated as of September 30, 2002, to Revolving Credit and Term Loan Agreement, dated as of January 10, 2002, between CapitalSource Finance LLC and Gardenburger, Inc. (16)

10.29	Second Amendment, dated December 31, 2002, to Revolving Credit and Term Loan Agreement, dated January 10, 2002, between CapitalSource Finance LLC and Gardenburger, Inc. (17)

10.30	Third Amendment, dated March 31, 2003, to Revolving Credit and Term Loan Agreement, dated January 10, 2002, between CapitalSource Finance LLC and Gardenburger, Inc. (18)

10.31	Fourth Amendment, dated as of December 29, 2003, to Revolving Credit and Term Loan Agreement dated as of January 10, 2002, between Gardenburger, Inc. and CapitalSource Finance LLC (21)

10.32	Fifth Amendment, dated April 8, 2004, to Revolving Credit and Term Loan Agreement dated January 10, 2002 between CapitalSource Finance LLC and Gardenburger, Inc. (22)

10.33	Sixth Amendment, dated August 13, 2004, to Revolving Credit and Term Loan Agreement dated January 10, 2002 between CapitalSource Finance LLC and Gardenburger, Inc.

10.34	Seventh Amendment, dated November 29, 2004, to Revolving Credit and Term Loan Agreement dated January 10, 2002 between CapitalSource Finance LLC and Gardenburger, Inc.

10.35

Stock Purchase Agreement, dated March 29, 1999, by and between Gardenburger, Inc. and Rosewood Capital III, L.P., Farallon Capital Management LLC, Gruber & McBaine Capital Management, LLC, BT Capital Investors LP and certain other purchasers identified therein (6)

10.36	Amendment and Waiver of Stock Purchase Agreement, dated April 14, 1999, by and between Gardenburger, Inc., and the Purchasers identified on Exhibit A thereto (8)

10.37	Investor Rights Agreement, dated April 14, 1999, by and between Gardenburger, Inc., and the investors identified on Exhibit A thereto (8)

10.38	Preferred Stock Exchange Agreement, dated as of January 10, 2002, by and among the Company and the holders of its preferred stock (14)

10.39	Registration Rights Agreement, dated as of January 10, 2002, by and among the Company and the holders of its preferred stock (14)

10.40	Paul F. Wenner Stock Option Agreement dated January 20, 1992 (1) (5)

10.41	Amendment, effective May 8, 2001, to Stock Option Agreement dated January 20, 1992 between Gardenburger, Inc. and Paul F. Wenner (5) (12)

10.42	Amendment No. 2, dated as of December 22, 2003, to Stock Option Agreement dated January 20, 1992, between Gardenburger, Inc. and Paul F. Wenner (5) (21)

10.43	Amendment No. 3, dated May 12, 2004, to Stock Option Agreement dated January 20, 1992, between Gardenburger, Inc. and Paul F. Wenner (5) (22)

10.44	1992 First Amended and Restated Combination Stock Option Plan, as amended (“1992 Plan”) (5) (9)

Exhibit No.	Description
10.45	Form of Incentive Stock Option Agreement for Option grants to executive officers under 1992 Plan after May 24, 1995 (5) (7)

10.46	Form of Non-Statutory Stock Option Agreement for Option grants to executive officers under 1992 Plan after May 24, 1995 (5) (7)

10.47	Incentive Stock Option Agreement with Scott C. Wallace dated January 15, 2001 (5) (15)

10.48	2001 Stock Incentive Plan as Amended and Restated Effective June 1, 2001 (“2001 Plan”) (5) (12)

10.49	Form of Award Agreement under the Gardenburger, Inc. 2001 Stock Incentive Plan (5) (18)

10.50	Form of Director Nonqualified Stock Option Agreement under 2001 Plan (5) (15)

10.51	Employment Agreement dated February 24, 2004 between Gardenburger, Inc. and Scott C. Wallace (5) (22)

10.52	Employment Agreement, dated February 26, 2004, between Gardenburger, Inc. and James W. Linford (5) (22)

10.53	Employment Agreement dated February 26, 2004 by and between Gardenburger, Inc. and Robert T. Trebing, Jr. (5) (22)

10.54	Form of Indemnification Agreement between Gardenburger, Inc. and its Officers and Directors (5) (7)

10.55	Option Agreement dated April 14, 1996 between Gardenburger, Inc. and Lyle G. Hubbard relating to 300,000 shares of common stock (5) (16)

10.56	Licensing Agreement, dated May 12, 2004, between Gardenburger, Inc. and Paul F. Wenner (22)

10.57	2004 Annual Senior Executive Bonus Plan (5)

10.58	Retention Agreement, dated January 27, 2005, by and between Gardenburger, Inc. and Scott C. Wallace (5) (24)

10.59	Retention Agreement, dated January 27, 2005, by and between Gardenburger, Inc. and James W. Linford (5) (24)

10.60	Retention Agreement, dated January 27, 2005, by and between Gardenburger, Inc. and Robert T. Trebing, Jr. (5) (24)

10.61	Employment Agreement, dated February 26, 2004, by and between Gardenburger, Inc. and Robert Dixon (5) (24)

10.62	Employment Agreement, dated February 26, 2004, by and between Gardenburger, Inc. and Lori Luke (5) (24)

10.63	Retention Agreement, dated January 27, 2005, by and between Gardenburger, Inc. and Robert Dixon (5) (24)

10.64	Retention Agreement, dated January 27, 2005, by and between Gardenburger, Inc. and Lori Luke (5) (24)

14	Code of Ethics (20)

16	Letter re: Change in Certifying Accountant (23)

18	Letter re: Change in Accounting Principle

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm

Exhibit No.	Description
23.2	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)                    Incorporated by reference to the Company’s 1992 Form 10-K Annual Report, filed March 23, 1993.

(2)                    Incorporated by reference to the Company’s Form 10-Q Quarterly Report for the quarter ended June 30, 1997, filed August 14, 1997

(3)                    Incorporated by reference to the Company’s 1997 Form 10-K Annual Report, filed March 31, 1998.

(4)                    Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1998, filed May 15, 1998.

(5)                    Management contract or compensatory plan or arrangement.

(6)                    Incorporated by reference to the Company’s Form 8-K Current Report, filed April 1, 1999.

(7)                    Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1998, filed March 31, 1999.

(8)                    Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999.

(9)                    Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1999, filed August 13, 1999.

(10)              Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-92665), filed December 13, 1999.

(11)              Incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 1999, filed February 9, 2000.

(12)              Incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2001, filed February 13, 2002.

(13)              Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2002, filed August 9, 2002.

(14)              Incorporated by reference to the Company’s Form 8-K dated January 10, 2002 and filed January 17, 2002.

(15)              Incorporated by reference to the Company’s 2001 Form 10-K Annual Report, filed December 10, 2001.

(16)              Incorporated by reference to the Company’s 2002 Form 10-K Annual Report, filed December 19, 2002.

(17)              Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, filed February 13, 2003.

(18)              Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed May 14, 2003.

(19)              Incorporated by reference to the Company’s Form 8-K dated August 18, 2003 and filed August 19, 2003.

(20)              Incorporated by reference to the Company’s Form 10-K for the year ended September 30, 2003 and filed December 29, 2003.

(21)              Incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2003 and filed February 17, 2004.

(22)              Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2004 and filed August 16, 2004.

(23)              Incorporated by reference to the Company’s Form 8-K dated June 25, 2004 and filed July 2, 2004.

(24)              Incorporated by reference to the Company’s Form 8-K dated January 27, 2005 and filed February 1, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 18, 2005

GARDENBURGER, INC.

By:	/s/ ROBERT T. TREBING, JR.
Robert T. Trebing, Jr.
Senior Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 18, 2005.

Signature	Title

/s/ SCOTT C. WALLACE	Director, Chairman, President
Scott C. Wallace	and Chief Executive Officer
(Principal Executive Officer)

/s/ ROBERT T. TREBING, JR.	Senior Vice President and Chief Financial Officer
Robert T. Trebing, Jr.	(Principal Financial and Accounting Officer)

/s/ CHARLES E. BERGERON	Director
Charles E. Bergeron

/s/ ALEXANDER P. COLEMAN	Director
Alexander P. Coleman

/s/ BARRY E. KRANTZ	Director
Barry E. Krantz

/s/ RICHARD L. MAZER	Director
Richard L. Mazer

/s/ PAUL F. WENNER	Founder and Director
Paul F. Wenner

Report of Independent Registered Public Accounting Firm

The Board of Directors
Gardenburger, Inc.:

We have audited the accompanying balance sheet of Gardenburger, Inc. (the “Company”) (an Oregon corporation) as of September 30, 2004, and the related statements of operations, shareholders’ deficit and cash flows for the year then ended.  In connection with our audit of the financial statements, we also have audited the supplementary information included in Schedule II.  These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The financial statements and financial statement schedule of Gardenburger, Inc. for the years ended September 30, 2003 and 2002 and as of September 30, 2003 were audited by another independent registered public accounting firm.  That firm expressed an unqualified opinion on those financial statements in their report dated November 7, 2003, except as to Note 16 to those financial statements, which was as of December 29, 2003.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gardenburger, Inc. as of September 30, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 3 to the financial statements for the year ended September 30, 2004, the Company changed its method of accounting for slotting fees as of October 1, 2003.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficiency, negative operating cash flow, and has suffered substantial recurring losses.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP
Costa Mesa, California

December 29, 2004, except for Note 19 as to which the date is February 18, 2005.

Report of Independent Registered Public Accountants

The Board of Directors
Gardenburger, Inc.:

We have audited the accompanying balance sheet of Gardenburger, Inc. (an Oregon corporation) as of September 30, 2003, and the related statements of operations, shareholders’ deficit and cash flows for each of the years in the two-year period ended September 30, 2003.  In connection with our audits of the financial statements, we also have audited financial statement schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gardenburger, Inc. as of September 30, 2003, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2003 in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 3, the financial statements for the year ended September 30, 2002 have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of October 1, 2002.

/s/ KPMG LLP

Portland, Oregon

November 7, 2003

GARDENBURGER, INC.

BALANCE SHEETS

(In thousands, except share amounts)

	September 30,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$5	$1,070
Restricted cash	166	192
Accounts receivable, net of allowances of $104 and $193 at September 30, 2004 and 2003, respectively	2,848	2,960
Inventories, net	8,964	9,191
Prepaid expenses	1,155	2,089
Total current assets	13,138	15,502

Machinery, equipment and leasehold improvements, net of accumulated depreciation of $13,303 and $10,588 at September 30, 2004 and 2003, respectively	10,650	11,969
Other assets, net of accumulated amortization of $1,725 and $1,397 at September 30, 2004 and 2003, respectively	696	757
Total assets	$24,484	$28,228

Liabilities and Shareholders’ Deficit
Current Liabilities:
Short-term note payable	$4,791	$2,183
Current portion of long-term debt	2,000	1,833
Accounts payable	2,905	2,546
Accrued payroll and employee benefits	475	704
Other current liabilities	3,583	2,299
Total current liabilities	13,754	9,565

Long-term debt, less current maturities	3,513	4,979
Convertible note payable	19,392	18,672
Total long-term debt	22,905	23,651

Convertible redeemable preferred stock, liquidation preference of $58,104 and $54,204 at September 30, 2004 and 2003, respectively, and 650,000 shares outstanding	55,851	51,012

Commitments, contingencies and subsequent events

Shareholders’ Deficit:
Preferred stock, no par value, 5,000,000 shares authorized	—	—
Common stock, no par value, 25,000,000 shares authorized; 9,002,101 shares issued and outstanding at September 30, 2004 and 2003	11,189	11,189
Additional paid-in capital	12,500	12,500
Accumulated deficit	(91,715)	(79,689)
Total shareholders’ deficit	(68,026)	(56,000)
Total liabilities and shareholders’ deficit	$24,484	$28,228

See accompanying notes to financial statements.

GARDENBURGER, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Year Ended September 30,
	2004	2003	2002

Net sales	$48,580	$49,447	$54,596
Cost of goods sold	32,273	30,709	31,689
Gross margin	16,307	18,738	22,907

Operating expenses:
Sales and marketing	13,844	14,208	13,711
General and administrative	3,898	5,218	4,210
Legal settlement	—	—	(108)
Debt restructuring costs	—	—	716
Other operating expense (income), net	(16)	105	(424)
	17,726	19,531	18,105
Operating income (loss)	(1,419)	(793)	4,802

Other income (expense):
Interest income	2	11	33
Interest expense	(4,620)	(4,420)	(3,754)
	(4,618)	(4,409)	(3,721)
Income (loss) before cumulative effect of a change in accounting principle and preferred dividends	(6,037)	(5,202)	1,081
Cumulative effect of a change in accounting for slotting fees	(1,150)	—	—
Cumulative effect of a change in accounting for goodwill	—	(411)	—
Net income (loss)	(7,187)	(5,613)	1,081
Preferred dividends and accretion	4,839	5,177	4,955
Net loss applicable to common shareholders	$(12,026)	$(10,790)	$(3,874)

Basic and diluted loss per share before cumulative effect of a change in accounting principle	$(1.21)	$(1.15)	$(0.43)

Basic and diluted loss per share for cumulative effect of a change in accounting principle	$(0.13)	$(0.05)	$—

Basic and diluted net loss per share applicable to common shareholders	$(1.34)	$(1.20)	$(0.43)

Weighted average shares used in basic and diluted per share calculations	9,002,101	9,002,101	9,002,101

See accompanying notes to financial statements.

GARDENBURGER, INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Retained	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at September 30, 2001	9,002,101	$11,189	$12,405	$(65,025)	$(41,431)

Issuance of warrants	—	—	95	—	95
Accrual of preferred dividends	—	—	—	(4,955)	(4,955)
Net income	—	—	—	1,081	1,081
Balance at September 30, 2002	9,002,101	11,189	12,500	(68,899)	(45,210)

Accrual of preferred dividends	—	—	—	(5,177)	(5,177)
Net loss	—	—	—	(5,613)	(5,613)
Balance at September 30, 2003	9,002,101	11,189	12,500	(79,689)	(56,000)

Accrual of preferred dividends	—	—	—	(4,839)	(4,839)
Net loss	—	—	—	(7,187)	(7,187)
Balance at September 30, 2004	9,002,101	$11,189	$12,500	$(91,715)	$(68,026)

See accompanying notes to financial statements.

GARDENBURGER, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended September 30,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(7,187)	$(5,613)	$1,081
Adjustments to reconcile income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	3,043	3,236	3,403
Cumulative effect of a change in accounting for slotting fees	1,150	—	—
Cumulative effect of a change in accounting for goodwill	—	411	—
Accrual of long-term debt and convertible note payable exit fees	875	1,349	1,006
(Gain) loss on sale of other assets	(16)	105	(119)
Other non-cash income	—	—	(208)
(Increase) decrease in:
Restricted cash	26	225	(358)
Accounts receivable, net	112	167	386
Inventories, net	227	(98)	(1,762)
Prepaid expenses	(216)	(523)	(496)
Increase (decrease) in:
Accounts payable	359	206	381
Accrued payroll and employee benefits	(229)	(18)	63
Other current liabilities	1,284	2,077	(593)
Net cash provided by (used in) operating activities	(572)	1,524	2,784

Cash flows from investing activities:
Payments for purchase of machinery, equipment and leasehold improvements	(1,444)	(1,962)	(10,109)
Proceeds from sale of other assets	113	—	211
Net cash used in investing activities	(1,331)	(1,962)	(9,898)

Cash flows from financing activities:
Proceeds from (payments on) line of credit, net	2,608	1,067	(573)
Proceeds from long-term debt	—	—	8,000
Payments on long-term debt	(1,455)	(1,902)	(333)
Capitalized financing fees	(315)	—	(643)
Net cash provided by (used in) financing activities	838	(835)	6,451

Decrease in cash and cash equivalents	(1,065)	(1,273)	(663)

Cash and cash equivalents:
Beginning of period	1,070	2,343	3,006
End of period	$5	$1,070	$2,343

See accompanying notes to financial statements.

GARDENBURGER, INC.

NOTES TO FINANCIAL STATEMENTS

1.                                         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Gardenburger, Inc. was incorporated in Oregon in 1985 to provide a line of meatless food products in response to the public’s awareness of the importance of diet to overall health and fitness.  Toward this end, we developed and now produce and distribute frozen, meatless food products, consisting of veggie burgers and soy-based: i) burgers; ii) chicken; iii) pork; and iv) other products.  Our products are sold principally to retail and food service customers throughout the United States.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could materially differ from those estimates.  Management believes that the estimates used are reasonable.  Significant estimates made by management include estimates for bad debts, excess and obsolete inventory, coupon liabilities and other trade spending liabilities.

Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities at the date of purchase of 90 days or less.

Restricted Cash

Pursuant to our line of credit agreement, cash receipts related to our accounts receivable are deposited into a lockbox and are then applied against our line of credit balance, generally the next business day.  Accordingly, cash in our lockbox is considered restricted.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the short maturities of these financial instruments.  Our convertible notes are also considered a financial instrument, however, their fair value is not readily determinable due to their being held by a single entity and the lack of a public trading market.

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

Inventories

Inventories are valued at the lower of cost (based on standard costs, which approximate the first-in, first-out (FIFO) method) or market, and include materials, labor and manufacturing overhead.

Contract Origination Costs

Costs incurred for the origination of certain distribution and other contracts are included as a prepaid asset on our balance sheet and amortized over the life of the related contract. Such costs are refundable to us should the contract be terminated prior to completion.  At September 30, 2004 and 2003, prepaid assets included $209,000 and $513,000, respectively, of contract origination costs.

Machinery, Equipment and Leasehold Improvements

Machinery and equipment and leasehold improvements are stated at cost.  Significant improvements are capitalized and maintenance and repairs are expensed. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the lease term or the estimated useful life of the asset, whichever is shorter.  Machinery and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate recoverability of property, plant and equipment to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  We performed such an analysis in the fourth quarter of fiscal 2004 and determined that no impairment existed.

Estimated useful lives are as follows:

Leasehold improvements	5 - 12 years
Office furniture and equipment	3 - 10 years
Machinery and equipment	3 - 15 years
Vehicles	5 years

Other Assets

Other assets include deferred financing fees and trademarks.  Deferred financing fees are being amortized over the maturity period of the related debt, and trademarks are being amortized using the straight-line method over forty years. Deferred financing fees are considered to be associated with the respective debt and are not subject to impairment testing in accordance with SFAS No. 144. Trademarks are reviewed for impairment and changes in their estimated remaining useful lives whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144. We evaluate recoverability by comparing the carrying amount of the assets to estimated future net undiscounted cash flows to be generated by the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  See also Note 3 regarding the write-off of our goodwill balance.

Segment and Enterprise-Wide Reporting

We disclose segment enterprise-wide information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Based upon definitions contained within SFAS No. 131, we have determined that we operate in one segment.  In addition, virtually all sales are domestic, and all of our long-lived assets are located within the United States.

Concentrations of Credit Risk and Significant Customers

We invest any excess cash with high credit quality financial institutions, which bear minimal risk, and, by policy, limit the amount of credit exposure to any one financial institution.

For fiscal 2004, three customers accounted for approximately 12%, 10% and 8% of gross sales, respectively, and approximately 7%, 12% and 14% of the gross accounts receivable balance at September 30, 2004, respectively.

For fiscal 2003, three customers accounted for approximately 13%, 12% and 9% of gross sales, respectively, and approximately 18%, 5% and 11% of the gross accounts receivable balance at September 30, 2003, respectively.

For fiscal 2002, three customers accounted for approximately 12%, 11% and 10% of gross sales, respectively, and approximately 14%, 7% and 13% of the gross accounts receivable balance at September 30, 2002, respectively.

Historically, we have not incurred significant losses related to accounts receivable.

Revenue Recognition and Sales Incentives

In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers.

Our revenue arrangements with our customers often include sales incentives and other promotional costs such as coupons, volume-based discounts, slotting fees and off-invoice discounts. These costs are typically referred to collectively as “trade spending.”  Pursuant to EITF No. 00-14, EITF No. 00-25 and EITF No. 01-09, these costs are recorded when revenue is recognized and are generally classified as a reduction of revenue.  We do not provide for sales returns since, historically, sales returns have not been significant.  See also Note 3. for a discussion of a change in accounting for slotting fees.

Trade Spending

Certain trade spending items are subject to estimation (i.e. volume discounts). Estimated trade spending is reviewed and recorded on a monthly basis based on information provided by our regional sales managers as to the types of arrangements that have been made with our customers and are recorded on the balance sheet as an offset to trade receivables.  Actual dollar amounts associated with trade spending can vary with sales volumes achieved and other factors.  Accordingly, the ultimate liabilities associated with trade spending may materially differ from those recorded due to changes in estimates and actual results achieved.

Slotting Fees

Slotting fees refer to oral arrangements pursuant to which the retail grocer allows our products to be placed on the store’s shelves in exchange for a slotting fee. As reported in prior filings, slotting fees were initially recorded as a prepaid asset and the related expense was recognized ratably over a 12-month period beginning two months following product shipment as an offset to sales.  Typically, 12 months is the estimated minimum period during which a retailer agrees to allocate shelf space.  However, given that there are no written contractual commitments requiring the retail grocers to allocate shelf space for twelve months, in fiscal 2004, we determined that it was a preferable accounting method to expense the slotting fees at the time revenue is recognized.  See Note 3 for additional information regarding this change in accounting principle.  Accordingly, there were no slotting fees included in prepaid assets at September 30, 2004, while $1.2 million was included at September 30, 2003.  The $1.2 million of slotting fees capitalized on our balance sheet at September 30, 2003 was expensed in the first quarter of fiscal 2004 as a change in accounting principle.

Shipping and Freight Charges

We incur costs related to shipping and handling of our manufactured products, which amounted to $1.6 million, $1.4 million and $1.3 million for fiscal 2004, 2003 and 2002, respectively.  We expense these costs as incurred as a component of sales and marketing expense.  We also incur shipping and handling charges related to the receipt of raw materials, which are recorded as a component of cost of goods sold.  Payments received from customers for shipping and handling costs are included as a component of net sales upon recognition of the related sale.

Advertising Costs

Advertising costs, including media advertising, design and printing of coupons, and other advertising, which are included in sales and marketing expense, are expensed when the advertising first takes place.  Advertising expense was approximately $602,000 in fiscal 2004, $572,000 in fiscal 2003 and $1.1 million in fiscal 2002.

Spoils Costs

Expenses for spoils, which are incurred after our products are received by our customers, were approximately $385,000 in fiscal 2004, $293,000 in fiscal 2003 and $280,000 in fiscal 2002 and are included in sales and marketing expense.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expense was approximately $272,000 in fiscal 2004, $235,000 in fiscal 2003 and $222,000 in fiscal 2002 and is included in sales and marketing expenses in the accompanying statements of operations.

Net Loss Per Share

Basic loss per share is calculated using the weighted average number of common shares outstanding for the period and diluted loss per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding.

Basic net loss per share and diluted net loss per share are the same for all periods presented since we were in a loss position in all periods.  Potentially dilutive securities that are not included in the diluted loss per share calculations because they would be antidilutive are as follows (in thousands):

	Year Ended September 30,
	2004	2003	2002
Stock options	3,023	3,929	4,535
Stock warrants	1,116	1,116	1,116
Convertible notes	1,730	1,730	1,775
Convertible preferred stock	4,062	4,062	4,062
Total	9,931	10,837	11,488

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

Stock Based Compensation Plans

We account for stock options using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Pursuant to SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure,” we have computed, for pro forma disclosure purposes, the impact on net loss and net loss per share as if we had accounted for our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” as follows (in thousands, except per share amounts):

	Year Ended September 30,
	2004	2003	2002
Net loss applicable to common shareholders, as reported	$(12,026)	$(10,790)	$(3,874)
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(201)	(450)	(991)
Net loss, pro forma	$(12,227)	$(11,240)	$(4,865)

Basic and diluted net loss per share applicable to common shareholders – as reported	$(1.34)	$(1.20)	$(0.43)
Basic and diluted net loss per share applicable to common shareholders – pro forma	$(1.36)	$(1.25)	$(0.54)

We used the Black-Scholes option pricing model and the following weighted average assumptions in calculating the value of all options granted during the year ended September 30, 2002:

Risk-free interest rate	4.50%
Expected dividend yield	0%
Expected lives	6.0 years
Expected volatility	96.53%

Using the Black-Scholes methodology, the total value of options granted during fiscal 2002 was $336,000, which would be amortized on a pro forma basis over the vesting period of the options (typically three to five years).  The weighted average per share fair value of options granted during fiscal 2002 was $0.52.  There were no options granted during fiscal 2004 or 2003.

Reclassifications

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

2.                                      BASIS OF PRESENTATION

Our financial statements have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the 2004 financial statements, we incurred net losses applicable to common shareholders for fiscal years 2004, 2003 and 2002 and had a total shareholders’ deficit at September 30, 2004.  We are highly leveraged and have significant annual interest and dividend accruals related to our convertible note payable and convertible redeemable preferred stock, which, although not  payable until June 2007 and June 2008, respectively, contribute to our net losses and shareholders’ deficit.

During the fourth quarter of fiscal 2004, we experienced sales declines due to one of our major competitors initiating a program of price discounting at unprecedented levels.  These sales declines resulted in operating performance that was lower than our plans.  When combined with the significant cash outlays for capital expenditures, slotting fees and other product introduction costs associated with the launch of our new microwavable meals, these events caused a higher than expected use of our line of credit.  We ended fiscal 2004 with $4.8 million outstanding on the line of credit, compared to $2.2 million at the end of fiscal 2003.

At September 30, 2004, we had $1.7 million available on our line of credit.  Cash required to meet our required interest and principal payments on our debt outstanding at September 30, 2004 totals approximately $2.8 million in the next twelve months as follows (in thousands):

Principal payments due on long-term debt	$2,000
Interest on long-term debt	378
Estimated interest on short-term note payable	413
Estimated unused line of credit fee related to short term note payable	36
Total	$2,827

These factors raise substantial doubt about our ability to continue as a going concern.

To improve our cash flow and liquidity, we have identified the following initiatives, among others for fiscal 2005 (unaudited):

•                  A reduction of $2 million in finished goods inventories which were built up over the 2002-2004 timeframe;

•                  A reduction in slotting fees from approximately $3.1 million in 2004 to a planned $737,000 in 2005;

•                  A reduction in capital expenditures from approximately $1.4 million in 2004 to a planned $325,000 in 2005;

•                  The completion on October 1, 2004 of a reduction in force at our manufacturing facility;

•                  A ban on non-essential travel and other administrative costs;

•                  The negotiation of extended payment terms with several of our major vendors; and

•                  The institution of additional cash management and tracking procedures.

We also negotiated waivers with CapitalSource Finance LLC (“CapitalSource”) and Annex Holdings I LP (“Annex”) for all 2004 covenant defaults and set new financial covenants going forward which we expect to achieve.  In addition, CapitalSource has agreed to provide a $500,000 over advance facility from February 18, 2005 to May 31, 2005 as part of the loan amendments.  We agreed to pay CapitalSource a fee of $110,000 in connection with the amendment and a fee of $25,000 for the additional availability under the revolving credit facility.  In addition, we are required to pay a $500,000 fee to CapitalSource if our ratio of total debt under the Loan Agreement plus the Convertible Note with Annex to earnings (as defined) exceeds 1.25:1.00 as of September 30, 2005 and a $250,000 fee if such ratio exceeds 1.25:1.00 as of the end of each quarterly period thereafter.  Based on our current total debt level, it is likely that these fees will be paid.

As a result of the various initiatives, during the first quarter of fiscal 2005, we were able to reduce our line of credit by $497,000 (unaudited), make scheduled principal payments of $500,000 (unaudited) on our long-term debt and fund all interest payments on our CapitalSource debt.

We anticipate funding our cash commitments for the next twelve month period out of operating cash flows and line of credit borrowings, bolstered by the impact of the cash initiatives and over advance facility discussed above.  There can be no assurance that our various sources of cash will be sufficient to sustain operations.

Our financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis, to comply with the terms of our financing agreements and ultimately to attain profitable operations.

See also Note 19. Subsequent Events.

3.                                      CHANGE IN ACCOUNTING PRINCIPLE

Accounting for Slotting Fees

Slotting fees refer to oral arrangements pursuant to which the retail grocer allows our products to be placed on the store’s shelves in exchange for a slotting fee. As reported in previous filings, slotting fees were initially recorded as a prepaid asset and the related expense was recognized ratably over a 12-month period beginning two months following product shipment as an offset to sales.  Typically, 12 months is the estimated minimum period during which a retailer agrees to allocate shelf space.  However, given that there are no written contractual commitments requiring the retail grocers to allocate shelf space for twelve months, in fiscal 2004, we determined that it was a preferable accounting method to expense the slotting fees at the time revenue is recognized.  In accordance with Accounting Principles Board Opinion (“APB”) 20, “Accounting Changes,” the cumulative effect of the change in accounting for slotting fees is reflected in the first quarter of fiscal 2004.  The unaudited quarterly results for the first, second and third quarters of fiscal 2004 are restated for this change in accounting policy as indicated below (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Restated) (Unaudited)	(Restated) (Unaudited)	(Restated) (Unaudited)	(Unaudited)
Income (loss) before cumulative effect of a change in accounting principle and preferred dividends, as reported	$(1,730)	$(1,225)	$108	$(3,398)
Adjustment to record actual slotting fees incurred	9	330	(131)	n/a
Loss before cumulative effect of a change in accounting principle and preferred dividends, as adjusted	(1,721)	(895)	(23)	(3,398)
Cumulative effect of a change in accounting for slotting fees	(1,150)	—	—	—
Preferred dividends	1,294	1,294	1,149	1,102
Net loss applicable to common shareholders	$(4,165)	$(2,189)	$(1,172)	$(4,500)
Basic and diluted net loss per share applicable to common shareholders, as reported	$(0.34)	$(0.28)	$(0.12)	$(0.50)
Adjustment for reversal of period slotting fee additions and amortization and cumulative effect of a change in accounting principle	$(0.13)	$0.04	$(0.01)	$ n/a
Basic and diluted net loss per share applicable to common shareholders, as adjusted (1)	$(0.46)	$(0.24)	$(0.13)	$(0.50)

(1)          Per share amounts may not add due to rounding.

Pro forma results for fiscal 2003 and 2002, assuming the change in accounting for slotting fees occurred on October 1, 2001, the first day of fiscal 2002, are as follows (in thousands, except per share data):

	Fiscal 2003	Fiscal 2002
Income (loss) before cumulative effect of a change in accounting principle and preferred dividends, as reported	$(5,202)	$1,081
Adjustment to record actual slotting fees incurred	(216)	(474)
Income (loss) before cumulative effect of a change in accounting principle and preferred dividends, pro forma	$(5,418)	$607

Net loss applicable to common shareholders, as reported	$(10,790)	$(3,874)
Adjustment to record actual slotting fees incurred	(216)	(474)
Net loss applicable to common shareholders, pro forma	$(11,006)	$(4,348)

Basic and diluted loss per share before cumulative effect of a change in accounting principle, as reported	$(1.15)	$(0.43)
Adjustment to record actual slotting fees incurred	(0.02)	(0.05)
Basic and diluted loss per share before cumulative effect of a change in accounting principle, pro forma(1)	$(1.18)	$(0.48)

Basic and diluted net loss per share applicable to common shareholders, as reported	$(1.20)	$(0.43)
Adjustment to record actual slotting fees incurred	$(0.02)	$(0.05)
Basic and diluted net loss per share applicable to common shareholders, pro forma	$(1.22)	$(0.48)

(1)          Per share amounts may not add due to rounding.

Accounting for Goodwill Impairment

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

Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” we evaluated our goodwill balance for impairment upon the adoption of SFAS No. 142 in the first quarter of fiscal 2003 utilizing the discounted cash flows method and determined that the entire goodwill balance of $411,000 was permanently impaired.  Accordingly, we wrote off our entire goodwill balance of $411,000 in the first quarter of fiscal 2003.

Had we adopted SFAS No. 142 at the beginning of fiscal 2002, assuming no impairment charge, our net loss and net loss per share would have been as follows (in thousands, except per share amounts):

Year Ended September 30, 2002
Net loss, as reported	$(3,874)
Add back amortization	123
Net loss, as adjusted	$(3,751)

Basic and diluted net loss per share applicable to common shareholders, as reported	$(0.43)
Effect of amortization add back	0.01
Basic and diluted net loss per share applicable to common shareholders, as adjusted	$(0.42)

4.                                      NEW ACCOUNTING PRONOUNCEMENTS

EITF 04-8

In October 2004, the FASB ratified EITF 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share.”  The new rules require companies to include shares issuable upon conversion of contingently convertible debt in their diluted earnings per share (EPS) calculations regardless of whether the debt has a market price trigger that is above the current fair market value of the company’s common stock that makes the debt currently not convertible. The new rules are effective for reporting periods ending on or after December 15, 2004.

The shares issuable upon conversion of our Convertible Note were previously required, and are still required under the new rules, to be included in our diluted EPS calculation, if the effect of the conversion is dilutive (e.g., the EPS calculation including the deemed conversion of the notes is lower than the EPS calculation excluding such deemed conversion). Given that the current impact of our Convertible Note on our diluted EPS calculations is anti-dilutive, the shares issuable upon conversion are excluded from our reported diluted EPS calculations and, as long as they remain anti-dilutive, shall remain excluded from our diluted EPS calculations under the new rules.

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not believe the provisions of SFAS No. 151, when applied, will have a material impact on our financial position or results of operations.

SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R is effective for interim or annual periods beginning after June 15, 2005.  Accordingly, we will adopt SFAS No. 123R in our fourth quarter of fiscal 2005. Unamortized stock-based compensation expense, on a pro forma basis, as of September 30, 2004 totaled $355,000, with $165,000 to be amortized in fiscal 2005 (including $41,000 in the fourth quarter of fiscal 2005), $144,000 to be amortized in fiscal 2006 and $46,000 to be amortized in fiscal 2007.

5.             INVENTORIES

Detail of inventories at September 30, 2004 and 2003 is as follows (in thousands):

	2004	2003
Raw materials	$967	$1,222
Packaging and supplies	426	330
Finished goods	7,571	7,639
	$8,964	$9,191

6.                                      PREPAID EXPENSES

Prepaid expenses included $1.2 million of prepaid slotting fees, net of accumulated amortization, at September 30, 2003.  See also Note 3.  No other individual items represented 5% or more of the total current assets balance at September 30, 2004 or 2003.

7.                                      MACHINERY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Detail of machinery and equipment and leasehold improvements at September 30, 2004 and 2003 is as follows (in thousands):

	2004	2003
Machinery and equipment	$18,415	$17,181
Office furniture and equipment	3,869	3,829
Leasehold improvements	1,550	1,547
	23,834	22,557
Construction in progress	119	—
	23,953	22,557
Less accumulated depreciation	(13,303)	(10,588)
	$10,650	$11,969

8.                                      OTHER ASSETS

Other assets primarily include deferred financing fees and trademarks. The gross amount of deferred financing fees and trademarks and the related accumulated amortization were as follows (in thousands):

	September 30,
	2004	2003
Deferred financing fees	$2,006	$1,689
Accumulated amortization	(1,647)	(1,329)
	359	360

Trademarks	415	415
Accumulated amortization	(78)	(68)
	337	347
	$696	$707

Amortization expense was as follows during fiscal 2004 and 2003 (in thousands):

	Year Ended September 30,
	2004	2003
Deferred financing fees	$318	$305
Trademarks	$10	$10

Amortization of the deferred financing fees and trademarks is as follows over the next five fiscal years (in thousands):

	Deferred Financing Fees	Trade- Marks
2005	$179	$10
2006	149	10
2007	31	10
2008	—	10
2009	—	10

9.                                      OTHER CURRENT LIABILITIES

Other current liabilities include the following (in thousands):

	September 30,
	2004	2003
Accrued coupon liability	$11	$949
Accrued interest	$3,288	$845

In addition, other current liabilities at September 30, 2003 included $280,000 related to the move of our corporate offices from Portland, Oregon to Irvine, California pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

10.                               COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its operating facilities and corporate offices.  Additionally, the Company leases certain equipment.  Future minimum lease payments under operating leases at September 30, 2004 are as follows (in thousands):

Year Ending September 30,
2005	$684
2006	694
2007	575
2008	150
2009	9
Thereafter	—
Total	$2,112

Rental expense for the years ended September 30, 2004, 2003 and 2002 was $661,000, $773,000 and $1.6 million, respectively.

Contractual Obligations

Principal payments under our term loan, our Convertible Note and our operating leases are significant.  A schedule of payments remaining due at September 30, 2004 in the next five fiscal years, including exit fees of $750,000 for the term loan and approximately $3.5 million for the Convertible Note, is as follows (in thousands):

	Total	Fiscal 2005	Fiscal 2006-2007	Fiscal 2008-2009	Thereafter
Term Loan	$5,611	$2,000	$3,611	$—	$—
Convertible Note	20,379	—	20,379	—	—
Operating Leases	2,112	684	1,269	159	—
Purchase Order Obligations	794	794	—	—	—
License Agreement	346	75	150	121	—
Retention Agreements	1,445	—	1,445	—	—
Total	$30,687	$3,553	$26,854	$280	$—

In addition, we have employment, severance and change-in-control agreements with our executive officers and certain other employees, which provide for benefits upon, among other things, a sale of Gardenburger.  See also Note 19.

In the normal course of business, we offer customers trade spending incentives.

11.                               REVOLVING CREDIT AND TERM LOAN

On January 10, 2002, we entered into a Revolving Credit and Term Loan Agreement (as amended, the “Loan Agreement”) with CapitalSource Finance LLC (“CapitalSource”).  The Loan Agreement provides for an $8.0 million term loan and a $7.0 million line of credit (together, “the Loans”).  We paid a closing fee of $300,000 to CapitalSource (the “Closing Fee”) in January 2002.

Pursuant to the Loan Agreement, cash receipts related to our accounts receivable are deposited into a lockbox and are then applied against our line of credit balance, generally the next business day.  Accordingly, cash in our lockbox is considered restricted.

In order to address issues relating to our ability to meet our financial obligations and to address non-compliance with certain of our financial covenants, we entered into amendments to the Loan Agreement in late December 2003.  The amendments, which extend the maturity of the Loan Agreement from December 15, 2004 to January 31, 2007, were approved by our shareholders at our Annual Shareholder Meeting in March 2004.

In December 2003 and in August 2004, we also negotiated amendments to our financial covenants in the Loan Agreement. These amendments were not subject to shareholder approval.  Accordingly, we are required under the Loan Agreement to maintain compliance with the following financial covenants, measured quarterly unless otherwise noted:

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

•                  a minimum senior fixed charge coverage ratio for the following quarterly periods: a ratio of 1.35:1.00 for the quarter ended September 30, 2004, a ratio of 1.25:1.00 for the quarter ended December 31, 2004, a ratio of 1.48:1.00 for the quarter ended March 31, 2005, and a ratio of 1.57:1.00 for the quarter ended June 30, 2005;

•                  a minimum fixed charge coverage ratio of 1.10:1.00 for the quarter ending September 30, 2005 and 1.25:1.00 thereafter; and

•                  capital expenditures in an amount per fiscal year not exceeding $1,550,000 for the fiscal year ending September 30, 2004, and $1,100,000 for fiscal years ending thereafter; and

•                  if repayment or termination occur on or before August 13, 2005, a termination fee is due (unless CapitalSource is the lender in the credit facility which replaces or refinances the Loan Agreement) equal to 1% of the sum of (A) the maximum amount of the revolving credit facility under the Loan Agreement and (B) the outstanding balance of the term loan under the Loan Agreement, minus the amount of scheduled principal payments made between August 13, 2004 and the date of such repayment or termination.

In addition, we may not, among other restrictions, (1) incur any additional indebtedness other than accounts payable, except in certain limited circumstances, (2) create any liens on our assets, (3) invest in other entities, (4) pay dividends, redeem our capital stock (including preferred stock), or make unscheduled payments under our Convertible Note (except as expressly permitted), (5) sell assets other than in the ordinary course, except in certain limited circumstances, (6) engage in any transaction with an affiliate, (7) amend our Articles of Incorporation or Bylaws in a manner that would be adverse to CapitalSource, or (8) enter into any contingent obligations or guarantee the obligations of another.

Earnings for the purpose of calculating financial covenants is calculated as follows: net income or loss determined in conformity with GAAP, plus: i) interest expense; ii) taxes on income, whether paid, payable or accrued; iii) depreciation expense; iv) amortization expense; v) non-cash dividends on preferred stock; vi) all other non-cash, non-recurring charges and expenses, excluding accruals for cash expenses made in the ordinary course of business; and vii) certain agreed upon adjustments, all of the foregoing determined in accordance with GAAP, less all non-cash income.

In consideration of the maturity date extensions, the financial covenant amendments and the waivers received for prior violations, we paid a loan amendment fee to CapitalSource of approximately $130,000 in fiscal 2004. The Loan Agreement, as amended, prohibits us from paying accrued interest on the Restated Convertible Senior Subordinated Notes (the “Convertible Note”) prior to September 30, 2004, and permits us to pay interest on the Convertible Note on or after September 30, 2004, only if, and to the extent that, we comply with specified financial covenants and levels of capital availability.

As of September 30, 2004 we were out of compliance with the minimum adjusted EBITDA covenant.  The requirement as of September 30, 2004 was a minimum of $4.9 million and our actual was $0.6 million. We were also out of compliance with the maximum leverage ratio covenant in the Loan Agreement.  Our maximum leverage ratio was 16.41 at September 30, 2004 and the requirement in the Loan Agreement is to be no more than 2.50. We were also out of compliance with the senior fixed charge coverage ratio covenant in the Loan Agreement. Our senior fixed charge coverage ratio was 0.15 at September 30, 2004 and the requirement in the Loan Agreement is to be no less than 1.35.

On February 18, 2005, we entered into an amendment of our Loan Agreement with CapitalSource.  This amendment included waivers of the September 30, 2004 non-compliance with the covenants in the Loan Agreement referenced in the preceding paragraph.   See also Note 19. Subsequent Events.

Principal payments, including a $750,000 exit fee, due under the term loan over the next five years are as follows (in thousands):

Year Ending September 30,
2005	$2,000
2006	2,000
2007	1,611
2008	—
2009	—
Total	$5,611

Amounts due but not paid under the term loan will be automatically drawn from the line of credit, subject to availability.  At September 30, 2004, we had $4.9 million of principal outstanding under this term loan at an interest rate of 10% and $652,000 of accrued exit fees.

The Loans are secured by our assets, including, without limitation, our accounts receivable, inventory, equipment, intellectual property and bank deposits. The Loan Agreement contains cross default provisions with respect to our other indebtedness, including the Convertible Note.

We must pay to CapitalSource and any participating lenders an unused line of credit fee equal to 0.083% per month of unused amounts under the line of credit, which totaled $32,116 in fiscal 2004, $42,964 in fiscal 2003 and $35,044 in fiscal 2002.  In addition, we must pay to CapitalSource, as agent under the Loan Agreement, a collateral management fee of $4,167 per month.  Upon the earlier of prepayment in full of the term loan or its expiration date, we will pay a $750,000 exit fee.  We may elect to prepay the Loans at any time.  The $750,000 exit fee is being amortized as additional interest expense over the life of the Loans, increasing the effective interest rate on the Loans.

See also Note 19. Subsequent Events.

12.                               CONVERTIBLE SENIOR SUBORDINATED NOTES AND WARRANTS

In September 2004, Dresdner Kleinwort Benson Private Equity Partners LP (“Dresdner”), the original holder of our Convertible Note, transferred all rights, including interest accrued from September 30, 2001, pursuant to the Convertible Note, to Annex Holdings I LP (“Annex”).  There were no changes to the terms of the Convertible Note upon this transfer.

At September 30, 2004, there was approximately $16.9 million of principal and $2.5 million of accrued exit fees included in convertible note payable on our balance sheet related to our Convertible Note. Under the terms of the Convertible Note, we agreed to (i) increase the interest rate from 7% to 10%, effective January 10, 2002, and to 13%, effective October 1, 2003; and (ii) pay a 20% premium, or exit fee, on the principal plus accrued but unpaid interest at repayment or maturity.  The Convertible Note is convertible into common stock at the election of the holder; the conversion price at September 30, 2004 was $9.78 per share.

The exit fees are being amortized as additional interest expense over the life of the loan, increasing the effective interest rate on the loan.

Interest is payable in cash semi-annually to the extent of availability under the CapitalSource line of credit.  However, in September 2003, Dresdner agreed to permit the deferral of our September 30, 2003 interest payment, which totaled $845,000, to December 31, 2003.  In December 2003, this interest payment was further deferred to no earlier than September 30, 2004.  In addition, $576,000 was accrued in each of the first and second quarters of fiscal 2004, and $604,000 was accrued in each of the third and fourth quarters of fiscal 2004.  Accordingly, we included the total of $3.2 million and $845,000, respectively, on our balance sheets as of September 30, 2004 and September 30, 2003 in other current liabilities.

We are required to apply a portion of excess cash flow (as defined below) to repay accrued interest and the outstanding principal amount of the Restated Convertible Note, subject to certain specified exceptions. We must, at all times, pay 50% of excess cash flow to pay down indebtedness to CapitalSource and to Annex in specified proportions. As of September 30, 2004, we were not obligated to pay any amounts to Annex or CapitalSource under the excess cash flow provision.

Excess cash flow for any fiscal year is defined as an amount equal to the sum of: i) consolidated net income or loss; ii) depreciation, amortization, accrued non-cash interest expense and all other non-cash charges deducted in arriving at consolidated net income or loss; iii) net cash proceeds from the sale, lease, transfer or other disposition of assets that is not reinvested in other collateralized assets or required to be applied to mandatory prepayments or payments on the Loans; iv) the net loss on the sale, lease, transfer or other disposition of assets; and v) the amount of any tax credits or refunds received less the sum of a) non-financed capital expenditures; b) payments required by and paid on the Loans and voluntary prepayments made on the Loans; c) the net gain on the sale, lease, transfer or other disposition of assets, other than sales in the ordinary course of business; and d) an amount equal to the increase in working capital during the period.

The Convertible Note contains financial covenants which are the same as those in the Loan Agreement, but in each case slightly more favorable to us. The Convertible Note also contains subordination provisions with respect to the Loans and cross default provisions with respect to our other indebtedness, including the Loans.

As of September 30, 2004 we were out of compliance with the minimum adjusted EBITDA covenant.  The requirement as of September 30, 2004 was a minimum of $4.4 million and our actual was $0.6 million.  We were also out of compliance with the maximum leverage ratio covenant in the Convertible Note.  Our maximum leverage ratio was 16.41 at September 30, 2004 and the requirement in the Convertible Note is to be no more than 2.75. We were also out of compliance with the senior fixed charge coverage ratio covenant in the Convertible Note.  Our senior fixed charge coverage ratio was 0.15 at September 30, 2004 and the requirement in the Convertible Note is to be no less than 1.22.

On February 18, 2005, we entered into an amendment of our Convertible Note with Annex. This amendment included a waiver of the September 30, 2004 non-compliance with the covenants in the Convertible Note referenced in the preceding paragraph.  See also Note 19. Subsequent Events.

In addition, under the terms of the Warrant Agreement, which was issued in January 2002 in connection with certain term revisions to the Convertible Note, we issued an immediately exercisable warrant with a ten-year term to purchase 557,981 shares of our common stock at a price of $0.28 per share, subject to anti-dilution adjustments.  Annex has registration rights with respect to shares issuable upon exercise of this warrant.

We accounted for the term revisions, including the exit fee premiums, in accordance with SFAS No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” Accordingly, we accounted for the effects of the term revisions on a prospective basis from the date of the revisions and no gain or loss was recorded on that date.  We computed an effective interest rate taking into consideration the imputed value of the revised terms, which was applied as of the revision date through the maturity date.

See also Note 19. Subsequent Events.

13.                               CONVERTIBLE REDEEMABLE PREFERRED STOCK

We have outstanding 552,500 shares of Series C Convertible Redeemable Preferred Stock (“Series C Stock”) with a face value of $27.6 million and 97,500 shares of Series D Convertible Redeemable Preferred Stock (“Series D Stock”) with a face value of $4.9 million, which are convertible into 2,762,500 and 1,300,000 shares (subject to antidilution adjustments) of our common stock, respectively, at any time at the discretion of the holder.

The terms of the Series C Stock and Series D Stock provide for a 10% premium on any liquidation or redemption, which totals $4.3 million. The premium is being accreted over the redemption period.  At September 30, 2004, we had accrued $2.5 million in relation to the redemption premium, which is included in the preferred stock balance on the balance sheet.  The liquidation preference of the Series C and Series D Stock was $58.1 million at September 30, 2004.

As approved by our shareholders at our 2004 Annual Shareholder Meeting in March 2004, the terms of our Series C Stock and Series D Stock were amended to defer the earliest date on which holders may require redemption of their shares of Series C Stock and Series D Stock to as late as June 30, 2008 instead of March 31, 2006. Accordingly, the amount of the 10% redemption premium not previously accreted will be accreted over a longer period of time, which reduced our quarterly preferred dividend charge from $1.3 million to approximately $1.2 million beginning in the third quarter of fiscal 2004. Detail of our preferred dividends is as follows (in thousands):

	Year Ended September 30,
	2004	2003	2002
12% cumulative dividends	$3,900	$3,900	$3,900
Accretion of 10% redemption premium	769	1,022	741
Accretion of original issue discount	170	255	314
	$4,839	$5,177	$4,955

Farallon Partners, L.L.C., and its affiliates, which together own approximately 30.8% of our Series C and Series D Stock, have a substantial equity interest in CapitalSource Holdings LLC, which controls CapitalSource.  An affiliate of Rosewood Capital III, L.P., which also owns approximately 30.8% of the Series C and Series D Stock, has a small (less than 2%) equity interest in CapitalSource Holdings LLC.  Two of our former directors are employed by an affiliate of Rosewood Capital III, L.P.  These directors resigned from our Board of Directors effective October 4, 2004.

14.                               INCOME TAXES

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes.”  We realize tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions).  For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to additional paid-in capital.  There were no tax benefits realized related to stock options in fiscal 2004, 2003 or 2002.

Our provision (benefit) for income taxes is as follows (in thousands):

Year Ended September 30,
	2004	2003	2002
CURRENT:
Federal	$—	$—	$—
State	—	—	—
	—	—	—
DEFERRED	—	—	—
	$—	$—	$—

Total deferred income tax assets were $25.3 million and $23.6 million at September 30, 2004 and 2003, respectively, and deferred income tax liabilities were $1.2 million at both September 30, 2004 and 2003, prior to the consideration of any valuation allowance.  Individually significant deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2004	2003
Net operating loss carryforwards	$23,376	$21,685
Provision for trade promotions and discounts	825	584
Book/tax depreciation and amortization difference	(1,187)	(1,186)
Other	1,101	1,283
	24,115	22,366
Valuation allowance	(24,115)	(22,366)
Net deferred tax balance	$—	$—

In accordance with SFAS No. 109, we have recorded a valuation allowance against the entire amount of net deferred tax assets as of September 30, 2004 and 2003 as a result of recurring operating losses in recent years.

We have tax net operating loss carryforwards, totaling $60.9 million, which expire as follows: 2012: $1.4 million; 2018: $10.4 million; 2019: $31.6 million; 2020: $3.0 million; 2021: $4.4 million; 2022: $0.6 million; 2023: $6.8 million; and 2024: $2.7 million.  However, in conjunction with the redemption of our Series A and Series B Convertible Redeemable Preferred Stock and the issuance of our Series C and Series D Convertible Redeemable Preferred Stock in January 2002, we experienced an ownership change as defined in the Internal Revenue Code and, accordingly, the use of our pre-January 2002 net operating losses are subject to an annual limitation of approximately $2.4 million.  Our net operating losses may be limited further in the future due to additional changes in the ownership of Gardenburger.

The reconciliation between the effective tax rate and the statutory federal income tax rate is as follows:

	Year Ended September 30,
	2004	2003	2002
Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal income tax benefit	(4.4)	(4.4)	(4.4)
Preferred dividends	15.5	18.4	49.1
Slotting fees	2.9	—	—
Trademark and goodwill amortization	—	—	0.9
Meals and entertainment	0.1	0.1	0.4
Effect of change in valuation allowance	19.9	20.2	(12.9)
Other	—	(0.3)	0.9
Effective tax rate	0.0%	0.0%	0.0%

15.                               SHAREHOLDERS’ EQUITY

Preferred Stock

We have authorized 5,000,000 shares of preferred stock, of which 650,000 shares have been issued (see Note 13).  Such stock may be issued by the Board of Directors in one or more series, with the preferences, limitations and rights of each series to be determined by the Board of Directors.

Preferred Share Purchase Rights

In April 1996, we declared a dividend distribution of one preferred share purchase right on each outstanding share of our common stock.  Each right, when exercisable, will entitle shareholders to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $47 per share. The rights will become exercisable if a person or group (an “Acquiring Person”) acquires 15% or more of our common stock (with certain exceptions) or announces a tender offer for 15% or more of the common stock.  With the exception of certain cash tender offers, if a person becomes an Acquiring Person, or in the event of certain mergers with an Acquiring Person, the rights will become exercisable for shares of common stock with a market value of two times the exercise price of the right. Our Board of Directors is entitled to redeem the rights at $.01 per right at any time before an Acquiring Person has acquired 15% or more of the outstanding common stock.

Restrictions on Dividends

No cash dividends may be paid on our common stock unless dividends have been paid on all outstanding shares of our Series C Stock and Series D Stock in an amount equal to 12% cumulative dividends accrued on such preferred shares through the record date for the common stock dividend (or, if greater, the amount of the common stock dividend payable on the preferred shares on an as-converted basis). The quarterly dividend accruing on the preferred shares is $975,000.  In addition, we are prohibited from paying cash dividends or redeeming any of our capital stock under the terms of the Loan Agreement and the Convertible Note.

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

The exercise price per share generally must be at least 100% of the fair market value of a share of common stock on the date the option is granted for ISOs, 75% for NSOs and 25% for deferred compensation options. The Executive Personnel and Compensation Committee of our Board of Directors determines the vesting and other terms of the awards under the 2001 Plan.  Vesting for certain options may accelerate upon a change in control.  Options granted under the 2001 Plan and the 1992 Plan generally vest over a three to five year period.

The 2001 Plan permits the issuance of up to 1,400,000 shares of our common stock plus 1,951,023 shares available under the 1992 Plan.  In addition, if awards granted under the 1992 Plan are forfeited or expire, shares of common stock reserved for such forfeited or expired awards become available for issuance under the 2001 Plan.  As of September 30, 2004, we had 3,351,023 shares of common stock reserved for issuance under the 2001 Plan and the 1992 Plan combined.

Activity under the 1992 Plan and the 2001 Plan is summarized as follows (in thousands, except per share amounts):

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price
Balances, September 30, 2001	538	2,813	$3.58
Options granted	(645)	645	0.68
Options canceled	216	(216)	2.84
Balances, September 30, 2002	109	3,242	3.05
Options canceled	606	(606)	1.87
Balances, September 30, 2003	715	2,636	3.32
Options canceled	902	(902)	3.10
Balances, September 30, 2004	1,617	1,734	$3.50

Non-Plan Options

On March 10, 1992, we granted a non-statutory stock option to our then Chief Executive Officer exercisable for 1,650,000 shares of our common stock.  Such option was exercisable for a period of ten years from the date of grant at an exercise price of $1.00 per share, the fair market value of our common stock on the date of grant.  On May 8, 2001, we extended the exercise period of the non-statutory stock option for an additional two years and on December 3, 2003, for an additional three years and this option now expires January 31, 2007.  We did not recognize any compensation expense upon making any of the changes to the expiration date of this stock option since the individual was still an employee and director and the exercise price of the stock option was greater than the fair market value of our common stock on the dates that the changes were made.

Portions of the option have been exercised as follows:

Fiscal Year	Shares Received Upon Exercise
1996	625,000
2000	45,000
2001	30,000

At September 30, 2004, an option to purchase 950,000 shares of common stock remained outstanding and exercisable in full and 950,000 shares of our common stock were reserved for issuance under this option grant.

On April 14, 1996, we granted an option to our then Chief Executive Officer exercisable for 300,000 shares of our common stock.  Pursuant to the terms of the original grant, such option is exercisable for a period of five years from the Chief Executive Officer’s termination date of August 4, 2000 at an exercise price of $8.69 per share.  At September 30, 2004, the entire option remained outstanding, and we had 300,000 shares of common stock reserved for issuance under this option grant.

During 1999, we granted options to certain employees and two consultants covering a total of 80,000 shares of our common stock at an average exercise price of $11.16 per share.

Activity related to these options is as follows:

Fiscal Year	Shares Cancelled	Average Exercise Price
2000	15,332	$11.63
2001	22,001	11.35
2002	6,667	11.63
2003	—	—
2004	3,000	11.63

At September 30, 2004, options covering 33,000 shares of common stock were outstanding at an average exercise price of $10.68 and 33,000 shares of our common stock were reserved for issuance under these options.  The fair value of options granted to non-employees was not material.

On March 1, 2000, we granted options to the members of our Board of Directors covering a total of 14,500 shares of our common stock.  Such options are exercisable for a period of ten years from the date of grant at an exercise price of $5.69 per share, subject to a one-year vesting period.  During fiscal 2004 and fiscal 2001, options covering 1,500 and 7,000 shares of common stock were canceled, respectively, and at September 30, 2004, options covering 6,000 shares of common stock were outstanding and reserved for issuance under these option grants.

The following table summarizes information about all stock options outstanding at September 30, 2004:

Options Outstanding					Options Exercisable
Range of Exercise Prices		Number Outstanding at 9/30/04	Weighted Average Remaining Contractual Life - Years	Weighted Average Exercise Price	Number of Shares Exercisable at 9/30/04	Weighted Average Exercise Price
$0.4150	- $1.3563	1,898,900	4.7	$0.7851	1,516,200	$0.8398
1.3564	- 2.7125	140,500	6.0	1.7185	140,500	1.7185
5.4251	- 6.7813	163,000	3.8	6.4746	163,000	6.4746
6.7814	- 8.1375	220,000	1.0	7.5746	220,000	7.5746
8.1376	- 9.4938	477,000	1.0	8.7051	477,000	8.7051
9.4939	- 10.8500	37,420	4.5	10.0625	37,420	10.0625
10.8501	- 12.2063	57,500	2.4	11.6261	57,500	11.6261
12.2064	- 13.1250	29,000	1.5	12.7371	29,000	12.7371
$0.4150	- $13.1250	3,023,320	3.8	$3.3145	2,640,620	$3.7125

At September 30, 2003 and 2002, options covering 2,910,919 and 2,596,368 shares of our common stock, respectively, were exercisable at weighted average exercise prices of $4.14 per share and $4.76 per share, respectively.

Warrants

In January 2002, in conjunction with amendments to our Convertible Note and Convertible Redeemable Preferred Stock, we issued warrants exercisable for a total of 1,115,962 shares of our common stock at an exercise price of $0.28 per share.  The warrants are immediately exercisable and expire 10 years from the date of grant.  As of September 30, 2004, none of these warrants had been exercised and we had 1,115,962 shares of our common stock reserved for future issuance related to these warrants. The value of the warrants, utilizing the Black-Scholes methodology, was $95,000 and was expensed during fiscal 2002.

16.                               401(k) PLAN

We have a 401(k) Salary Deferral Plan, which covers all eligible employees who have reached the age of 18. The covered employees may elect to have an amount deducted from their wages for investment in a retirement plan. We match 100% of employee contributions up to 2% of compensation.  Our contribution to this plan was approximately $107,000 in 2004, $117,000 in 2003 and $115,000 in 2002.

17.                               SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows (in thousands):

	2004	2003	2002
Cash paid during the period for interest	$983	$2,017	$2,371
Cash paid during the period for income taxes	5	7	12
Non-cash preferred dividends	4,839	5,177	4,955

18.                               RELATED PARTY TRANSACTIONS

Farallon Partners, L.L.C., and its affiliates, which together own approximately 30.8% of our Series C Stock and Series D Stock, have a substantial equity interest in CapitalSource Holdings LLC, which controls CapitalSource (see Note 11).  An affiliate of Rosewood Capital III, L.P., which also owns approximately 30.8% of our Series C Stock and Series D Stock, has a small (less than 2%) equity interest in CapitalSource Holdings LLC.  Two of our former directors are employed by an affiliate of Rosewood Capital III, L.P.  These directors resigned from our Board of Directors effective October 4, 2004.

Richard L. Mazer, a director, is President and Chief Operating Officer of Ventura Foods, LLC.  We purchased barbecue sauce from Ventura Foods totaling $668,000, $735,000 and $380,000 in fiscal 2004, 2003 and 2002, respectively.  At September 30, 2004 and 2003, we owed Ventura Foods LLC $0 and $26,000, respectively, related to purchases of the barbecue sauce. We believe that the price paid to Ventura Foods is fair in comparison with prices that would be paid to an independent third party for similar barbecue sauce.

Mr. Coleman, a Director, is Managing Partner of Annex Capital Management LLC to which we are indebted in the principal amount of approximately $16.9 million plus accrued but unpaid interest related to this debt.  This debt currently bears interest at the annual rate of 13%.

We entered into a licensing agreement with Mr. Wenner, a Director, in fiscal 2004, which expires in May 2009.  Pursuant to the agreement, Mr. Wenner grants to us an exclusive, royalty-free, worldwide license to make use of, copy, reproduce, modify, adapt, distribute, transmit, broadcast, display, exhibit, project and otherwise exploit certain of Mr. Wenner’s property.  In exchange, we pay Mr. Wenner $75,000 per annum.  The agreement also provides that, during the term of the agreement, Mr. Wenner shall make, at dates and times reasonably agreed to by each of Mr. Wenner and us, certain personal appearances for which Mr. Wenner shall be compensated at the rate of $500 per day, plus all reasonable and necessary expenses (including coach air travel, hotel accommodations and meal expenses) incurred by Mr. Wenner in connection with such personal appearances.  Mr. Wenner received approximately $29,000 pursuant to this agreement in fiscal 2004.

19.                               SUBSEQUENT EVENTS

Retention Agreements

We entered into Retention Agreements with each of Mr. Wallace, Mr. Linford and Mr. Trebing on January 27, 2005.  The Retention Agreements provide incentive for each of the executive officers to continue to be employed by Gardenburger, Inc. through and following a change in control or going private transaction.  The agreements provide for payment of a retention bonus on the earlier of (1) the date of a change of control, (2) the date of a going private transaction or (3) the second anniversary of the effective date of the agreement.  If a change in control or going private transaction occurs during the first eighteen months following the effective date of the agreement, the executive officer receives a lump sum payment equal to twelve months of base salary.  If a change in control or going private transaction occurs after the eighteen month anniversary of the agreement or if the executive officer remains continuously employed by Gardenburger, Inc. through the second anniversary of the effective date of the agreement, the executive officer receives a lump sum payment equal to sixteen months of base salary.  These retention bonuses are subject to certain conditions set forth in the agreements.

Amendments to Debt Agreements

In order to address issues relating to our ability to meet our financial obligations and to address non-compliance with certain of our financial covenants, we entered into amendments to our Loan Agreement with CapitalSource and our Note Purchase Agreement with Annex on February 18, 2005.

Pursuant to the amendment to our Loan Agreement, CapitalSource agreed to waive our non-compliance with certain financial covenants as of September 30, 2004 and December 31, 2004 and to provide additional availability of up to $500,000 under the revolving credit facility from February 18, 2005 to May 31, 2005.  Interest on outstanding advances under the revolving notes shall continue to be payable monthly in arrears at an annual rate of prime rate plus 2.50%, except that from February 18, 2005 to May 31, 2005, interest shall be payable at an annual rate of prime rate plus 4.50%.  After May 31, 2005, the interest rate will revert back to the annual rate of prime rate plus 2.50% unless any of the additional $500,000 amount is outstanding, in which case interest shall be payable at an annual rate of prime rate plus 4.50%.  In any event, interest on outstanding advances under the revolving notes shall not be less than 8.00%. We agreed to pay CapitalSource a fee of $110,000 in connection with the amendment and a fee of $25,000 for the additional availability under the revolving credit facility.  In addition, we are required to pay a $500,000 fee to CapitalSource if our ratio of total debt under the Loan Agreement plus the Convertible Note with Annex to earnings (as defined below) exceeds 1.25:1.00 as of September 30, 2005 and a $250,000 fee if such ratio exceeds 1.25:1.00 as of the end of each quarterly period thereafter.  Under the amendment, we are now required to comply with the following financial covenants:

•                  Ratio of aggregate indebtedness under the Loan Agreement to earnings (as defined below) shall not exceed a ratio of 1.50:1.00 as of September 30, 2005 and a ratio of 1.25:1.00 as of December 31, 2005 and each quarterly period thereafter;

•                  Minimum earnings (as defined below), as adjusted to exclude certain expenses and non-cash charges, for the following periods:  ($1.0) million for the quarterly period ending March 31, 2005, $1.6 million for the quarterly period ending June 30, 2005, and $3.5 million for the fiscal year ending September 30, 2005 and each rolling twelve-month period on a quarterly basis thereafter;

•                  Capital expenditures must not exceed $150,000 for the quarterly period ending March 31, 2005, $100,000 for the quarterly period ending June 30, 2005, $100,000 for the quarterly period ending September 30, 2005, and $600,000 for each fiscal year thereafter; and

•                  The fixed charge coverage ratio shall not be less than a ratio of 1.10:1.00 as of September 30, 2005 and a ratio of 1.15:1.00 as of December 31, 2005 and each quarterly period thereafter.

Earnings for the purpose of calculating financial covenants is calculated as follows:  net income or loss determined in accordance with GAAP, plus (a) interest expense, (b) taxes on income, whether paid, payable or accrued, (c) depreciation expense, (d) amortization expense, (e) non-cash dividends on preferred stock, and (f) all other non-cash, non-recurring charges and expenses, excluding accruals for cash expenses made in the ordinary course of business, all of the foregoing determined in accordance with GAAP, less all non-cash income.

Pursuant to the amendment to our Note Purchase Agreement, Annex agreed to waive our non-compliance with certain financial covenants, and to consent to the amendment to the Loan Agreement.  Under the terms of the amendment, interest on all outstanding amounts under the Note Purchase Agreement and the Convertible Note will accrue at the rate of 15% per annum.  We agreed to pay Annex a fee of $250,000 in connection with the amendment.  In addition, we are required to pay a $1.0 million fee to Annex if our ratio of total debt under the Loan Agreement plus the Convertible Note with Annex to earnings (as defined above) exceeds 1.25:1.00 as of September 30, 2005 and a $500,000 fee if such ratio exceeds 1.25:1.00 as of the end of each quarterly period thereafter.  These fees will be added to the principal amount due under the Note Purchase Agreement and the Convertible Note.  The financial covenants applicable to the Note Purchase Agreement and the Convertible Note are similar, but in each case slightly less restrictive than those in the Loan Agreement.  The amendment also provides that we may not make and Annex may not receive any payment or distribution until the earlier of (i) the date that CapitalSource has been paid in full under the Loan Agreement and (ii) if the maturity date of the term loan or the revolving facility under the Loan Agreement is extended beyond the maturity date under the Convertible Note, the date of maturity under the Convertible Note. In addition, prior to August 16, 2005, Annex may not exercise any collection or enforcement rights and remedies they may have, if any, under the Convertible Note.

GARDENBURGER, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe	Deductions - Describe (a)	Balance at End of Period

Year Ended September 30, 2002:

Reserves deducted from asset accounts:

Allowance for uncollectible accounts	$266	$—	$—	$66	$200

Year Ended September 30, 2003:

Reserves deducted from asset accounts:

Allowance for uncollectible accounts	$200	$—	$—	$7	$193

Year Ended September 30, 2004:

Reserves deducted from asset accounts:

Allowance for uncollectible accounts	$193	$—	$—	$89	$104

(a) Charges to the account included in this column are for the purposes for which the reserve was created.