Form 10-Q
period 2004-12-31
GARDENBURGER INC
filed 2005-03-23
CIK 859735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Yes     ☒          No     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☐          No     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock without par value	9,002,101
(Class)	(Outstanding at March 23, 2005)

GARDENBURGER, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GARDENBURGER, INC.

BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	December 31, 2004	September 30, 2004
Assets
Current Assets:
Cash and cash equivalents	$3	$5
Restricted cash	150	166
Accounts receivable, net of allowances of $104 at both December 31, 2004 and September 30, 2004	1,936	2,848
Inventories, net	8,871	8,964
Prepaid expenses	683	1,155
Total current assets	11,643	13,138

Machinery, equipment and leasehold improvements, net of accumulated depreciation of $13,955 and $13,303 at December 31, 2004 and September 30, 2004, respectively	10,070	10,650
Other assets, net of accumulated amortization of $1,775 and $1,725 at December 31, 2004 and September 30, 2004, respectively	646	696
Total assets	$22,359	$24,484

Liabilities and Shareholders’ Deficit
Current Liabilities:
Short-term note payable	$4,293	$4,791
Current portion of long-term debt	2,000	2,000
Accounts payable	2,715	2,905
Accrued payroll and employee benefits	764	475
Other current liabilities	4,294	3,583
Total current liabilities	14,066	13,754

Long-term debt, less current maturities	3,032	3,513
Convertible note payable	19,483	19,392
Total long-term debt	22,515	22,905

Convertible redeemable preferred stock, liquidation preference of $59,079 and $58,104 at December 31, 2004 and September 30, 2004, respectively, and 650,000 shares outstanding	56,976	55,851

Commitments, contingencies and subsequent events

Shareholders’ Deficit:
Preferred stock, no par value, 5,000,000 shares authorized	—	—
Common stock, no par value, 25,000,000 shares authorized; 9,002,101 shares issued and outstanding at December 31, 2004 and September 30, 2004	11,189	11,189
Additional paid-in capital	12,500	12,500
Accumulated deficit	(94,887)	(91,715)
Total shareholders’ deficit	(71,198)	(68,026)
Total liabilities and shareholders’ deficit	$22,359	$24,484

See accompanying notes to financial statements.

GARDENBURGER, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended December 31,
	2004	2003
		(Restated)

Net sales	$9,128	$10,770
Cost of goods sold	5,627	6,564
Gross margin	3,501	4,206

Operating expenses:
Sales and marketing	3,298	3,107
General and administrative	1,199	1,601
Other operating income	—	(17)
	4,497	4,691
Operating loss	(996)	(485)

Other income (expense):
Interest income	1	1
Interest expense	(1,052)	(1,237)
	(1,051)	(1,236)
Loss before cumulative effect of a change in accounting for slotting fees and preferred dividends	(2,047)	(1,721)
Cumulative effect of a change in accounting for slotting fees	—	(1,150)
Net loss	(2,047)	(2,871)
Preferred dividends	1,125	1,294
Net loss applicable to common shareholders	$(3,172)	$(4,165)

Basic and diluted loss per share before cumulative effect of a change in accounting principle	$(0.35)	$(0.34)

Basic and diluted loss per share for cumulative effect of a change in accounting principle	$—	$(0.13)

Basic and diluted loss per share	$(0.35)	$(0.46)

Weighted average shares used in basic and diluted per share calculations	9,002	9,002

See accompanying notes to financial statements.

GARDENBURGER, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2004	2003
		(Restated)
Cash flows from operating activities:
Net loss	$(2,047)	$(2,871)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	702	822
Cumulative effect of a change in accounting for slotting fees	—	1,150
Accrual of long-term debt and convertible note payable exit fees	110	326
Gain on sale of other assets	—	(17)
(Increase) decrease in:
Restricted cash	16	167
Accounts receivable, net	912	633
Inventories, net	93	(354)
Prepaid expenses	472	183
Increase (decrease) in:
Accounts payable	(190)	(516)
Accrued payroll and employee benefits	289	(100)
Other current liabilities	711	85
Net cash provided by (used in) operating activities	1,068	(492)

Cash flows from investing activities:
Payments for purchase of machinery, equipment and leasehold improvements	(72)	(212)
Proceeds from sale of other assets	—	113
Net cash used in investing activities	(72)	(99)

Cash flows from financing activities:
Proceeds from (payments on) short-term note payable, net	(498)	708
Payments on long-term debt	(500)	(374)
Capitalized financing fees	—	(320)
Net cash provided by (used in) financing activities	(998)	14

Decrease in cash and cash equivalents	(2)	(577)

Cash and cash equivalents:
Beginning of period	5	1,070
End of period	$3	$493

Supplemental Cash Flow Information
Cash paid during the period for income taxes	$8	$2
Cash paid during the period for interest	237	235
Non-cash preferred dividends	1,125	1,294

See accompanying notes to financial statements.

GARDENBURGER, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The financial information included herein for the quarterly periods ended December 31, 2004 and 2003 and the financial information as of December 31, 2004 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The financial information as of September 30, 2004 is derived from our 2004 Annual Report on Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2004 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Our financial statements have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the 2004 financial statements, we incurred net losses applicable to common shareholders for fiscal years 2004, 2003 and 2002 and had a total shareholders’ deficit at September 30, 2004. These results continued in the first quarter of fiscal 2005. We are highly leveraged and have significant annual interest and dividend accruals related to our convertible note payable and convertible redeemable preferred stock, which, although not payable until June 2007 and June 2008, respectively, contribute to our net losses and shareholders’ deficit.

During the fourth quarter of fiscal 2004, we experienced sales declines due to one of our major competitors initiating a program of price discounting at unprecedented levels.  These sales declines resulted in operating performance that was lower than our plans.  When combined with the significant cash outlays for capital expenditures, slotting fees and other product introduction costs associated with the launch of our new microwavable meals, these events caused a higher than expected use of our short-term note payable. We ended fiscal 2004 with $4.8 million outstanding on the short-term note payable, compared to $2.2 million at the end of fiscal 2003.

At December 31, 2004, we had $4.3 million outstanding on our short-term note payable and $0.9 million available.  Cash required to meet our required interest and principal payments on our debt outstanding at December 31, 2004 totals approximately $2.8 million in the next twelve months as follows (in thousands):

Principal payments due on long-term debt	$2,000
Interest on long-term debt	328
Estimated interest on short-term note payable	437
Estimated unused line of credit fee related to short-term note payable	36
Total	$2,801

These factors raise substantial doubt about our ability to continue as a going concern.

To improve our cash flow and liquidity, we have identified the following initiatives, among others for fiscal 2005:

•                  A reduction of $1.7 million in finished goods inventories which were built up over the 2002-2004 timeframe;

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

In February 2005, we also negotiated waivers with CapitalSource Finance LLC (“CapitalSource”) and Annex Holdings I LP (“Annex”) for our covenant defaults as of December 31, 2004 and set new financial covenants going forward.  In addition, CapitalSource has agreed to provide a $500,000 over advance facility from February 18, 2005 to May 31, 2005 as part of the loan amendments. We agreed to pay CapitalSource a fee of $110,000 in connection with the amendment and a fee of $25,000 for the additional availability under the revolving credit facility.  In addition, we are required to pay a $500,000 fee to CapitalSource if our ratio of total debt under the Loan Agreement plus the Convertible Note with Annex to earnings (as defined) exceeds 1.25:1.00 as of September 30, 2005 and a $250,000 fee if such ratio exceeds 1.25:1.00 as of the end of each quarterly period thereafter.  Based on our current total debt level, it is likely that these fees will be paid.  See also Note 8.

As a result of the various initiatives, during the first quarter of fiscal 2005, we were able to reduce our short-term note payable by $498,000, make scheduled principal payments of $500,000 on our long-term debt and fund all interest payments on our CapitalSource debt.  Net cash provided by operating activities for the quarter ended December 31, 2004 improved by $1.6 million from the same quarter of last year.

We anticipate funding our cash commitments for the next twelve month period out of operating cash flows and short-term note payable borrowings, bolstered by the impact of the cash initiatives and over advance facility discussed above.  There can be no assurance that our various sources of cash will be sufficient to sustain operations.

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

Note 2.  Change in Accounting Principle

Slotting fees refer to oral arrangements pursuant to which the retail grocer allows our products to be placed on the store’s shelves in exchange for a slotting fee. As reported in previous filings, slotting fees were initially recorded as a prepaid asset and the related expense was recognized ratably over a 12-month period beginning two months following product shipment as an offset to sales.  Typically, twelve months is the estimated minimum period during which a retailer agrees to allocate shelf space.  However, given that there are no written contractual commitments requiring the retail grocers to allocate shelf space for twelve months, in fiscal 2004, we determined that it was a preferable accounting method to expense the slotting fees at the time revenue is recognized.  In accordance with Accounting Principles Board Opinion (“APB”) 20, “Accounting Changes,” the cumulative effect of the change in accounting for slotting fees was reflected in the first quarter of fiscal 2004.

The unaudited quarterly results for the first quarter of fiscal 2004 are restated for this change in accounting policy as indicated below (in thousands, except per share data):

Quarter Ended December 31, 2003 (Restated)
Income (loss) before cumulative effect of a change in accounting principle and preferred dividends, as reported	$(1,730)
Adjustment to record actual slotting fees incurred	9
Loss before cumulative effect of a change in accounting principle and preferred dividends, as adjusted	(1,721)
Cumulative effect of a change in accounting for slotting fees	(1,150)
Preferred dividends	1,294
Net loss applicable to common shareholders, as adjusted	$(4,165)

Basic and diluted net loss per share applicable to common shareholders, as reported	$(0.34)
Adjustment for reversal of period slotting fee additions and amortization and cumulative effect of a change in accounting principle	$(0.13)
Basic and diluted net loss per share applicable to common shareholders, as adjusted (1)	$(0.46)

(1)          Per share amounts may not add due to rounding.

Note 3.  Inventories

Inventories are valued at the lower of cost (based on standard costs, which approximate the first-in, first-out (FIFO) method) or market, and include materials, labor and manufacturing overhead.  Inventories consisted of the following (in thousands):

	December 31, 2004	September 30, 2004
Raw materials	$1,251	$967
Packaging and supplies	529	426
Finished goods	7,091	7,571
	$8,871	$8,964

Note 4. Stock-Based Compensation

We account for stock options using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”   Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended, we have computed, for pro forma disclosure purposes, the impact on net loss and net loss per share as if we had accounted for our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 as follows (in thousands, except per share amounts):

	Three Months Ended December 31,
	2004	2003
		(restated)
Net loss applicable to common shareholders, as reported	$(3,172)	$(4,165)
Deduct - total stock-based employee compensation expense determined under the fair value method for all awards	(41)	(50)
Net loss applicable to common shareholders, pro forma	$(3,213)	$(4,215)
Basic and diluted net loss per share:
As reported	$(0.35)	$(0.46)
Pro forma	$(0.36)	$(0.47)

There were no options granted during the three-month periods ended December 31, 2004 and 2003.

SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R is effective for interim or annual periods beginning after June 15, 2005.  Accordingly, we will adopt SFAS No. 123R in our fourth quarter of fiscal 2005.  Unamortized stock-based compensation expense, on a pro forma basis, as of December 31, 2004 totaled $314,000, with $124,000 to be amortized in the remainder of fiscal 2005 (including $41,000 in the fourth quarter of fiscal 2005), $144,000 to be amortized in fiscal 2006 and $46,000 to be amortized in fiscal 2007.

Note 5.  Earnings Per Share

Basic earnings per share (“EPS”) and diluted EPS are the same for the three month periods ended December 31, 2004 and 2003 since we were in a loss position.

Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive are as follows (in thousands):

	Three Months Ended December 31,
	2004	2003
Stock options	2,954	3,867
Stock warrants	1,116	1,116
Convertible notes	1,730	1,730
Convertible preferred stock	4,062	4,062
Total	9,862	10,775

Note 6.  Debt Covenant Non-Compliance

At December 31, 2004, we were out of compliance with the following debt covenants:

Covenant	Requirement	As calculated December 31, 2004	Required by
Minimum adjusted EBITDA	$5.0 million/ $4.5 million	$(394,000)	Loan Agreement/ Convertible Note
Maximum leverage ratio	2.50:1.00/ 2.75:1.00	(21.96):1.00	Loan Agreement/ Convertible Note
Minimum senior fixed charge coverage ratio	1.25:1.00/ 1.22:1.00	(0.10):1.00	Loan Agreement/ Convertible Note

In order to address issues relating to our ability to meet our financial obligations and to address non-compliance with certain of our financial covenants, we entered into amendments to our Loan Agreement with CapitalSource and our Convertible Note held by Annex on February 18, 2005, following quarter end.  See Note 8.

Note 7. Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 8. Subsequent Events

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

Amendments to Debt Agreements

In order to address issues relating to our ability to meet our financial obligations and to address non-compliance with certain of our financial covenants, we entered into amendments to our Loan Agreement with CapitalSource and our Note Purchase Agreement and Convertible Note with Annex on February 18, 2005.

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

•                  Minimum earnings (losses) (as defined below), as adjusted to exclude certain expenses and non-cash charges, for the following periods:  ($1.0) million for the quarterly period ending March 31, 2005, $1.6 million for the quarterly period ending June 30, 2005, and $3.5 million for the fiscal year ending September 30, 2005 and each rolling twelve-month period on a quarterly basis thereafter;

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

Earnings (losses) for the purpose of calculating financial covenants is calculated as follows:  net income or loss determined in accordance with GAAP, plus (a) interest expense, (b) taxes on income, whether paid, payable or accrued, (c) depreciation expense, (d) amortization expense, (e) non-cash dividends on preferred stock, and (f) all other non-cash, non-recurring charges and expenses, excluding accruals for cash expenses made in the ordinary course of business, all of the foregoing determined in accordance with GAAP, less all non-cash income.

Pursuant to the amendment to our Note Purchase Agreement and Convertible Note, Annex agreed to waive our non-compliance with certain financial covenants, and to consent to the amendment to the Loan Agreement.  Under the terms of the amendment, interest on all outstanding amounts under the Convertible Note will accrue at the rate of 15% per annum.  We agreed to pay Annex a fee of

$250,000 in connection with the amendment.  In addition, we are required to pay a $1.0 million fee to Annex if our ratio of total debt under the Loan Agreement plus the Convertible Note with Annex to earnings (as defined above) exceeds 1.25:1.00 as of September 30, 2005 and a $500,000 fee if such ratio exceeds 1.25:1.00 as of the end of each quarterly period thereafter.  These fees will be added to the principal amount due under the Convertible Note. The financial covenants applicable to the Convertible Note are similar, but in each case slightly less restrictive than those in the Loan Agreement. The amendment also provides that we may not make and Annex may not receive any payment or distribution until the earlier of (i) the date that CapitalSource has been paid in full under the Loan Agreement and (ii) if the maturity date of the term loan or the revolving facility under the Loan Agreement is extended beyond the maturity date under the Convertible Note, the date of maturity under the Convertible Note. In addition, prior to August 16, 2005, Annex may not exercise any collection or enforcement rights and remedies they may have, if any, under the Convertible Note.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

Approximately 65% of our gross sales were attributable to the Gardenburger® veggie burger and soy burger products, with the remaining 35% attributable to our newer meat alternative products in the quarter ended December 31, 2004 (herein referred to as the first quarter of fiscal 2005).  Consumers have been moving to the wider range of meat alternative products becoming available in the marketplace. In response to this development in consumer tastes, in fiscal 2003, we added five new products, including BBQ Chik’n and Meatless Meatloaf.  In the third quarter of fiscal 2004, we introduced a new line of six microwaveable meatless entrees to capitalize on the consumers’ need for convenience.  Sales of this new line of Gardenburger Meals added $1.3 million of net sales in the first quarter of fiscal 2005.

Our results have been, and continue to be, adversely affected by consumer trends favoring a low-carbohydrate diet.  In addition, the low-carbohydrate shift has led to increased meat consumption. This shift in consumer demand contributed to a 5.4% decrease in sales of our veggie burger products in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004.  This comes after drops of 8.7% and 11.0% in fiscal 2004 and 2003, respectively. In fiscal 2004, we reformulated our veggie burgers to reduce carbohydrates while increasing protein and improving taste. Demand for meatless products may continue to decrease in the future.  In addition, effective the second quarter of fiscal 2004, the Costco club stores ceased to require system-wide distribution of The Original Gardenburger® product, which resulted in a $0.6 million, or 56.9%, decrease in sales to Costco in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004.  We believe our new packaging, which started shipping at the end of the first quarter of fiscal 2004, will increase consumers’ awareness of how our products can fit into their diet choices and lifestyles, including low carbohydrate choices.

Results of Operations

	Three Months Ended December 31, 2004		Three Months Ended December 31, 2003 (Restated)(1)
(dollars in thousands)	Dollars	% of net sales(2)	Dollars	% of net sales(2)
Net sales	$9,128	100.0%	$10,770	100.0%
Cost of goods sold	5,627	61.6	6,564	60.9
Gross margin	3,501	38.4	4,206	39.1

Sales and marketing expense	3,298	36.1	3,107	28.8
General and administrative expense	1,199	13.1	1,601	14.9
Other operating income	—	—	(17)	(0.2)
	4,497	49.3	4,691	43.6
Operating loss	(996)	(10.9)%	(485)	(4.5)%
Other expense, net	(1,051)		(1,236)
Loss before cumulative effect of a change in accounting for slotting fees and preferred dividends	(2,047)		(1,721)
Cumulative effect of a change in accounting for slotting fees	—		(1,150)
Net loss	(2,047)		(2,871)
Preferred dividends	1,125		1,294
Net loss applicable to common shareholders	$(3,172)		$(4,165)

(1)          Restated for the effects of a change in accounting principle relating to the recognition of slotting fees.

(2)          Percentages may not add due to rounding.

Net Sales

The $1.6 million, or 15.2%, decrease in net sales in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 is a result of overall sales reductions in the meatless category, a decrease in sales to Costco and an increase in trade spending, offset in part by growth in products introduced since December 31, 2003, especially our new entrees.  Sales of products launched after the first quarter of fiscal 2004 contributed $1.4 million to our net sales in the first quarter of fiscal 2005.

Net sales to Costco decreased by $593,000, or 56.9%, in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 as a result of Costco’s decision to remove the Kirkland Signature co-branding label from our Gardenburger original packaging, effective the second quarter of fiscal 2004, which means that our product is no longer required to be carried by all Costco stores.  After numerous regional presentations, approximately 80% to 85% of the Costco stores continue to carry our Gardenburger product.

Trade spending totaled $2.2 million in the first quarter of fiscal 2005 compared to $1.9 million in the first quarter of fiscal 2004, and includes promotions, discounts, contract origination fees and slotting fees. Pursuant to EITF No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” these costs are recorded at the later of when revenue is recognized or when the sales incentive is offered and are generally classified as a reduction of revenue.

Gross Margin

The $705,000, or 16.8%, decrease in gross margin and the decrease in gross margin as a percentage of net sales in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 are due to continuing decreases in veggie burger sales, which have lower production costs than our other meatless products, and higher trade spending. There were no material changes to raw material costs or selling prices in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 and, at the current time, we do not anticipate any material selling price changes in 2005.

Sales and Marketing Expense

The $191,000, or 6.1%, increase in sales and marketing expense in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 was due primarily to $141,000 in severance and the cost of an October 2004 coupon program that did not occur in the first quarter of fiscal 2004.  The first quarter of fiscal 2004 includes approximately $50,000 of costs related to our move to Irvine, California from Portland, Oregon.

General and Administrative Expense

The $402,000, or 25.1%, decrease in general and administrative expense in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 was due primarily to approximately $555,000 of costs related to our move to Irvine, California from Portland, Oregon in the first quarter of fiscal 2004 and a $103,000 decrease in depreciation due to certain assets being fully depreciated as of the end of the second quarter of fiscal 2004, partially offset by $156,000 in consulting costs related to Sarbanes-Oxley compliance and higher audit costs.

Other Operating Income

Other operating income in the first quarter of fiscal 2004 represents a gain on the sale of other assets.

Interest Expense

In March 2004, we amended our Articles of Incorporation to extend the earliest mandatory redemption date of our Series C and Series D convertible preferred stock to as late as June 30, 2008.  As a result, we also extended the maturity dates under our CapitalSource Loan Agreement and our Convertible Note to January 31, 2007 and June 15, 2007, respectively. The extended maturity dates, which resulted in longer amortization periods, decreased our interest expense related to exit fees by approximately $186,000 per quarter to approximately $112,000 per quarter.

Income Taxes

A valuation allowance has been recorded for the full amount of deferred tax assets due to the uncertainty regarding the realization of the net deferred tax assets consisting primarily of net operating loss and credit carryforwards.  Accordingly, no benefit has been recorded related to our losses in the first quarter of fiscal 2005 or of fiscal 2004.

Cumulative Effect of Change in Accounting for Slotting Fees

Slotting fees refer to oral arrangements pursuant to which the retail grocer allows our products to be placed on the store’s shelves in exchange for a slotting fee. As reported in previous filings, slotting fees were initially recorded as a prepaid asset and the related expense was recognized ratably over a 12-month period beginning two months following product shipment as an offset to sales.  Typically, twelve months is the estimated minimum period during which a retailer agrees to allocate shelf space.  However, given that there are no written contractual commitments requiring the retail grocers to allocate shelf space for twelve months, in fiscal 2004, we determined that it was a preferable accounting method to expense the slotting fees at the time revenue is recognized.  In accordance with Accounting Principles Board Opinion (“APB”) 20, “Accounting Changes,” the cumulative effect of the change in accounting for slotting fees was reflected in the first quarter of fiscal 2004.

Preferred Dividends

As approved by our shareholders at our 2004 Annual Shareholder Meeting in March 2004, the terms of our Series C and Series D convertible preferred stock were amended to defer the earliest date on which holders may require redemption of their shares of Series C and Series D convertible preferred stock to as late as June 30, 2008 instead of March 31, 2006. Accordingly, the amount of the 10% redemption premium not previously accreted will be accreted over a longer period of time, which reduced our quarterly preferred dividend charge from $1.3 million to approximately $1.1 million beginning in the third quarter of fiscal 2004.

Detail of our preferred dividends is as follows (in thousands):

	Three Months Ended December 31,
	2004	2003
12% cumulative dividends	$975	$975
Accretion of 10% redemption premium	120	255
Accretion of original issue discount	30	64
	$1,125	$1,294

Liquidity and Capital Resources

Our financial statements have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the 2004 financial statements, we incurred net losses applicable to common shareholders for fiscal years 2004, 2003 and 2002 and had a total shareholders’ deficit at September 30, 2004.  These results continued in the first quarter of fiscal 2005. We are highly leveraged and have significant annual interest and dividend accruals related to our convertible note payable and convertible redeemable preferred stock, which, although not payable until June 2007 and June 2008, respectively, contribute to our net losses and shareholders’ deficit.

During the fourth quarter of fiscal 2004, we experienced sales declines due to one of our major competitors initiating a program of price discounting at unprecedented levels.  These sales declines resulted in operating performance that was lower than our plans.  When combined with the significant cash outlays for capital expenditures, slotting fees and other product introduction costs associated with the launch of our new microwavable meals, these events caused a higher than expected use of our short-term note payable. We ended fiscal 2004 with $4.8 million outstanding on the short-term note payable, compared to $2.2 million at the end of fiscal 2003.

At December 31, 2004, we had $4.3 million outstanding on our short-term note payable and $0.9 million available.  Cash required to meet our required interest and principal payments on our debt outstanding at December 31, 2004 totals approximately $2.8 million in the next twelve months as follows (in thousands):

Principal payments due on long-term debt	$2,000
Interest on long-term debt	328
Estimated interest on short-term note payable	437
Estimated unused line of credit fee related to short-term note payable	36
Total	$2,801

These factors raise substantial doubt about our ability to continue as a going concern.

To improve our cash flow and liquidity, we have identified the following initiatives, among others for fiscal 2005:

•                  A reduction of $1.7 million in finished goods inventories which were built up over the 2002-2004 timeframe;

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

In February 2005, we also negotiated waivers with CapitalSource Finance LLC (“CapitalSource”) and Annex Holdings I LP (“Annex”) for our covenant defaults as of December 31, 2004 and set new financial covenants going forward.  In addition, CapitalSource has agreed to provide a $500,000 over advance facility from February 18, 2005 to May 31, 2005 as part of the loan amendments. We agreed to pay CapitalSource a fee of $110,000 in connection with the amendment and a fee of $25,000 for the additional availability under the revolving credit facility.  In addition, we are required to pay a $500,000 fee to CapitalSource if our ratio of total debt under the Loan Agreement plus the Convertible Note with Annex to earnings (as defined) exceeds 1.25:1.00 as of September 30, 2005 and a $250,000 fee if such ratio exceeds 1.25:1.00 as of the end of each quarterly period thereafter.  Based on our current total debt level, it is likely that these fees will be paid.  See also Note 8.

As a result of the various initiatives, during the first quarter of fiscal 2005, we were able to reduce our short-term note payable by $498,000, make scheduled principal payments of $500,000 on our long-term debt and fund all interest payments on our CapitalSource debt.  Net cash provided by operating activities for the quarter ended December 31, 2004 improved by $1.6 million from the same quarter of last year.

We anticipate funding our cash commitments for the next twelve month period out of operating cash flows and short-term note payable borrowings, bolstered by the impact of the cash initiatives and over advance facility discussed above.  There can be no assurance that our various sources of cash will be sufficient to sustain operations.

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

In the first quarter of fiscal 2005, cash provided by operations totaled $1.1 million. This cash was used to pay down $498,000 on our short-term note payable and $500,000 on our long-term debt.

Accounts receivable decreased $912,000 to $1.9 million at December 31, 2004 from $2.8 million at September 30, 2004, due primarily to lower sales in the first quarter of fiscal 2005 compared to the quarter ended September 30, 2004 and the collection of insurance receivables. Days sales outstanding were approximately 19 days at December 31, 2004 compared to approximately 22 days at September 30, 2004.

Inventories decreased $93,000 to $8.9 million at December 31, 2004 compared to $9.0 million at September 30, 2004.  Inventory turned approximately 2.5 times on an annualized basis in the first quarter of fiscal 2005 compared to approximately 2.8 times in the first quarter of fiscal 2004.  We intend to decrease production and reduce our inventories during fiscal 2005.

Prepaid expenses decreased $472,000 to $0.7 million at December 31, 2004 compared to $1.2 million at September 30, 2004, due primarily to a $70,000 decrease in prepaid insurance, a $66,000 decrease in prepaid coupon expense, a $111,000 decrease in prepaid health insurance, a $62,000 decrease in prepaid inventory costs and a $44,000 net decrease in contract origination costs.

Other current liabilities increased $0.7 million to $4.3 million at December 31, 2004 compared to $3.6 million at September 30, 2004, due primarily to $3.9 million of accrued interest due on our Convertible Note at December 31, 2004 compared to $3.2 million of such accrued interest at September 30, 2004.

Capital expenditures of $72,000 during the first quarter of fiscal 2005 were primarily used for manufacturing equipment. As amended in February 2005, our CapitalSource Loan Agreement limits our capital expenditures as follows: capital expenditures must not exceed $150,000 for the quarterly period ending March 31, 2005, $100,000 for the quarterly period ending June 30, 2005, $100,000 for the quarterly period ending September 30, 2005, and $600,000 for each fiscal year thereafter.  We anticipate spending approximately $325,000 on capital expenditures in fiscal 2005 primarily for manufacturing equipment.

Other long-term assets include unamortized capitalized financing fees totaling $312,000 at December 31, 2004, which are currently being amortized at the rate of approximately $47,000 per quarter.

Our Loan Agreement with CapitalSource provides for an $8.0 million term loan with a maturity of January 31, 2007 and a $7.0 million short-term note payable (together, “the Loans”).  The Loan Agreement permits us to request advances under the $7.0 million short-term note payable up to the sum of 85% of eligible receivables and 60% of eligible inventory.  At December 31, 2004, there was approximately $0.9 million remaining available on the CapitalSource short-term note payable, which will be used as needed for working capital.  In addition, in conjunction with the February 18, 2005 amendments, CapitalSource provided additional availability of up to $500,000 under the short-term note payable from February 18, 2005 to May 31, 2005. The balance outstanding of $5.0 million on the term loan includes $671,000 of accrued exit fees at December 31, 2004.

We have approximately $16.9 million of principal and $2.6 million of accretion related to exit fees due to Annex Holdings I LP (“Annex”) on the Convertible Note as of December 31, 2004. The Convertible Note requires payment of a 20% premium on the principal plus accrued but unpaid interest at repayment or maturity.  The maturity date of the Convertible Note is June 15, 2007. The Convertible Note is convertible into common stock at the election of the holder; the conversion price at December 31, 2004 was $9.78 per share.

Pursuant to the CapitalSource Loan Agreement and Convertible Note, as amended, we currently record quarterly interest expense of approximately $19,000 and $91,000, respectively, for the accretion related to the exit fees. These amounts are added to the long-term debt and Convertible Note balances, respectively.

In order to address issues relating to our ability to meet our financial obligations and to address non-compliance with certain of our financial covenants, we entered into amendments to our Loan Agreement with CapitalSource and our Note Purchase Agreement and Convertible Note with Annex on February 18, 2005.  See Note 8 of Notes to Financial Statements for a discussion of the amendments.

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

•                  Minimum earnings (losses) (as defined below), as adjusted to exclude certain expenses and non-cash charges, for the following periods:  ($1.0) million for the quarterly period ending March 31, 2005, $1.6 million for the quarterly period ending June 30, 2005, and $3.5 million for the fiscal year ending September 30, 2005 and each rolling twelve-month period on a quarterly basis thereafter;

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

Earnings (losses) for the purpose of calculating financial covenants is calculated as follows:  net income or loss determined in accordance with GAAP, plus (a) interest expense, (b) taxes on income, whether paid, payable or accrued, (c) depreciation expense, (d) amortization expense, (e) non-cash dividends on preferred stock, and (f) all other non-cash, non-recurring charges and expenses, excluding accruals for cash expenses made in the ordinary course of business, all of the foregoing determined in accordance with GAAP, less all non-cash income.

Pursuant to the amendment to our Note Purchase Agreement and Convertible Note, Annex agreed to waive our non-compliance with certain financial covenants, and to consent to the amendment to the Loan Agreement.  Under the terms of the amendment, interest on all outstanding amounts under the Convertible Note will accrue at the rate of 15% per annum.  We agreed to pay Annex a fee of $250,000 in connection with the amendment.  In addition, we are required to pay a $1.0 million fee to Annex if our ratio of total debt under the Loan Agreement plus the Convertible Note with Annex to earnings (as defined above) exceeds 1.25:1.00 as of September 30, 2005 and a $500,000 fee if such ratio exceeds 1.25:1.00 as of the end of each quarterly period thereafter.  These fees will be added to the principal amount due under the Convertible Note. The financial covenants applicable to the Convertible Note are similar, but in each case slightly less restrictive than those in the Loan Agreement. The amendment also provides that we may not make and Annex may not receive any payment or distribution until the earlier of (i) the date that CapitalSource has been paid in full under the Loan Agreement and (ii) if the maturity date of the term loan or the revolving facility under the Loan Agreement is extended beyond the maturity date under the Convertible Note, the date of maturity under the Convertible Note. In addition, prior to August 16, 2005, Annex may not exercise any collection or enforcement rights and remedies they may have, if any, under the Convertible Note.

At December 31, 2004, we were out of compliance with the following debt covenants for which we received waivers of non-compliance with the February 18, 2005 amendments discussed above:

Covenant	Requirement	As calculated December 31, 2004	Required by
Minimum adjusted EBITDA	$5.0 million/ $4.5 million	$(394,000)	Loan Agreement/ Convertible Note
Maximum leverage ratio	2.50:1.00/ 2.75:1.00	(21.96):1.00	Loan Agreement/ Convertible Note
Minimum senior fixed charge coverage ratio	1.25:1.00/ 1.22:1.00	(0.10):1.00	Loan Agreement/ Convertible Note

Principal payments under our term loan, our Convertible Note, our operating leases and other obligations are significant.  A schedule of payments remaining due at December 31, 2004 in the next five fiscal years, including exit fees of $750,000 for the term loan and approximately $3.4 million for the Convertible Note, is as follows (in thousands):

	Total	Remainder of Fiscal 2005	Fiscal 2006-2007	Fiscal 2008-2009	Thereafter
Term Loan	$5,111	$1,500	$3,611	$—	$—
Convertible Note	20,379	—	20,379	—	—
Operating Leases	2,080	665	1,256	159	—
Purchase Order Obligations	1,608	1,608	—	—	—
License Agreement	329	58	150	121	—
Retention Agreements	1,445	—	1,445	—	—
Total	$30,952	$3,831	$26,841	$280	$—

We have 552,500 shares of Series C Convertible Preferred Stock and 97,500 shares of Series D Convertible Preferred Stock outstanding. The Series C preferred shares are convertible into common stock at a price of $10 per share and the Series D preferred shares are convertible at $3.75 per share (subject to antidilution adjustments), in each case based on a base price of $50.00 per share, at any time at the discretion of the holder.  Both series of preferred stock are entitled to a 12% cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of Gardenburger.  The terms of the Series C and Series D Stock provide for a 10% premium on any liquidation or redemption.  The earliest date on which holders may require redemption of their shares is June 30, 2008, at which point they may be redeemed at the election of the holders or, under certain conditions, at our discretion. The 10% redemption premium, which totals $4.3 million, is being accreted over the redemption period.  At December 31, 2004, $2.7 million of the redemption premium has been accreted and is included in the preferred stock balance on the balance sheet. The liquidation preference of the Series C and Series D Stock was $59.1 million at December 31, 2004.

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

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and the use of estimates as reported in our Form 10-K for the fiscal year ended September 30, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Amounts outstanding under our Loan Agreement bear interest at rates tied to the prime rate with a minimum rate of 10% on the term loan and 8% on the short-term note payable. At December 31, 2004, we had $4.4 million outstanding at an interest rate of 10% on the term loan and $4.3 million outstanding at an interest rate of 8% on the short-term note payable.  As of February 18, 2005, in conjunction with amendments to the Loan Agreement, the rate in effect on the short-term note payable was 9.75%.  A hypothetical 10% increase in the prime rate would increase the interest rates currently being charged under the Loan Agreement to 10.28%.  Based on amounts outstanding under the Loan Agreement at December 31, 2004, and an interest rate of 10.28%, our annual interest expense would increase by approximately $110,000 compared to the interest rates in effect at December 31, 2004.

Our Convertible Note is at a fixed interest rate and, therefore, a change in market interest rates would not affect interest expense related to the Convertible Note.

We do not currently utilize, nor do we anticipate utilizing, derivative financial instruments.

Item 4.  Controls and Procedures

During the course of their audit of our financial statements for the year ended September 30, 2004, our former independent registered public accounting firm, BDO Seidman, LLP, advised management and the Audit Committee of our Board of Directors that they had identified certain deficiencies in internal control over financial reporting.  Certain of these deficiencies are considered to be “material weaknesses” as defined under the standards established by the Public Company Accounting Oversight Board. These “material weaknesses” relate to cash and cash disbursements and accounts payable cycles, inventory and revenue cycles and financial reporting. BDO Seidman, LLP also identified certain “significant deficiencies” that do not rise to the level of material weakness.  These “significant deficiencies” involve matters relating to the design or operation of internal control that, in the judgment of BDO Seidman, LLP, could adversely affect the organization’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements.  These significant deficiencies relate to segregation of duties, lack of current accounting manual, maintenance of important documents, discrepancies between our fixed asset ledger and general ledger, discrepancies with our stated capitalization policy, human resource employee’s ability to enter employees, change salaries and issue checks, documentation of management’s review of journal entries and information technology policies and procedures.

We are in the process of undertaking steps to remedy these material weaknesses and significant deficiencies, including:

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

We have discussed our corrective actions and future plans with our Audit Committee and independent registered public accountants and, as of the date of this Quarterly Report on Form 10-Q, we believe the actions outlined above should correct the deficiencies in internal controls that are considered to be material weaknesses.

Other than the changes noted above, there has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Further, our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures did not provide reasonable assurance of effectiveness because of the material weaknesses identified above.

Pursuant to Section 404 of Sarbanes-Oxley, we will be required to furnish an internal controls report of management’s assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K for the fiscal year ending September 30, 2006. Our independent registered public accountants will then be required to attest to, and report on, our assessment. In order to issue our report, our management must document both the design of our internal controls and the testing processes that support management’s evaluation and conclusion. Our management has begun the necessary processes and procedures for issuing its report on our internal controls. However, we may face significant challenges in implementing the required processes and procedures. There can be no assurance that we will be able to complete the work necessary for our management to issue its management report in a timely manner, or that management will be able to report that our internal controls over financial reporting are effective.

The statements contained in Exhibit 31.1 and 31.2 should be considered in light of, and read together with, the information set forth in this Item 4.

PART II - OTHER INFORMATION

Item 6.  Exhibits

(a)          The exhibits filed as a part of this report are listed below and this list is intended to comprise the exhibit index:

Exhibit No.
10.1	Arrangements for Director Compensation
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	Certifications Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	March 23, 2005	GARDENBURGER, INC.

		By:	/s/ROBERT T. TREBING, JR.
Robert T. Trebing, Jr.
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)