Form 10-Q
period 2005-03-31
GARDENBURGER INC
filed 2005-05-11
CIK 859735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐                 No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock without par value	9,002,101
(Class)	(Outstanding at May 9, 2005)

GARDENBURGER, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GARDENBURGER INC.

BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31,	September 30,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$9	$5
Restricted cash	54	166
Accounts receivable, net of allowances of $100 and $104 at March 31, 2005 and September 30, 2004	3,576	2,848
Inventories, net	7,110	8,964
Prepaid expenses	827	1,155
Total current assets	11,576	13,138

Machinery, equipment and leasehold improvements, net of accumulated depreciation of $14,580 and $13,303 at March 31, 2005 and September 30, 2004, respectively	9,574	10,650
Other assets, net of accumulated amortization of $1,834 and $1,725 at March 31, 2005 and September 30, 2004, respectively	611	696
Total assets	$21,761	$24,484

Liabilities and Shareholders’ Deficit
Current Liabilities:
Short-term note payable	$4,666	$4,791
Current portion of long-term debt	2,000	2,000
Accounts payable	3,703	2,905
Accrued payroll and employee benefits	680	475
Other current liabilities	798	3,583
Total current liabilities	11,847	13,754

Long-term debt, less current maturities	2,549	3,513
Convertible note payable	24,503	19,392
Total long-term debt	27,052	22,905

Convertible redeemable preferred stock, liquidation preference of $60,054 and $58,104 at March 31, 2005 and September 30, 2004, respectively, and 650,000 shares outstanding	58,101	55,851

Commitments and contingencies

Shareholders’ Deficit:
Preferred stock, no par value, 5,000,000 shares authorized	—	—
Common stock, no par value, 25,000,000 shares authorized; 9,002,101 shares issued and outstanding at March 31, 2005 and September 30, 2004	11,189	11,189
Additional paid-in capital	12,500	12,500
Accumulated deficit	(98,928)	(91,715)
Total shareholders’ deficit	(75,239)	(68,026)
Total liabilities and shareholders’ deficit	$21,761	$24,484

See accompanying notes to financial statements.

GARDENBURGER INC.

STATEMENTS OF OPERATIONS

(In thousands, except share amounts)

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net sales	$12,083	$12,914	$21,211	$23,684
Cost of goods sold	8,769	8,122	14,396	14,686
Gross margin	3,314	4,792	6,815	8,998

Operating expenses:
Sales and marketing	3,134	3,527	6,432	6,634
General and administrative	1,356	909	2,555	2,510
Other operating income	—	—	—	(17)
	4,490	4,436	8,987	9,127
Operating income (loss)	(1,176)	356	(2,172)	(129)

Other income (expense):
Interest income	—	1	1	2
Interest expense	(1,740)	(1,252)	(2,792)	(2,489)
	(1,740)	(1,251)	(2,791)	(2,487)
Loss before cumulative effect of a change in accounting for slotting fees and preferred dividends	(2,916)	(895)	(4,963)	(2,616)
Cumulative effect of a change in accounting for slotting fees	—	—	—	(1,150)
Net loss	(2,916)	(895)	(4,963)	(3,766)
Preferred dividends	1,125	1,294	2,250	2,588
Net loss applicable to common shareholders	$(4,041)	$(2,189)	$(7,213)	$(6,354)

Basic and diluted loss per share before cumulative effect of a change in accounting principle	$(0.45)	$(0.24)	$(0.80)	$(0.58)

Basic and diluted loss per share for cumulative effect of a change in accounting principle	—	—	—	(0.13)

Basic and diluted loss per share	$(0.45)	$(0.24)	$(0.80)	$(0.71)

Weighted average shares used in basic and diluted per share calculations	9,002	9,002	9,002	9,002

See accompanying notes to financial statements.

GARDENBURGER INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2005	2004
		(Restated)
Cash flows from operating activities:
Net loss	$(4,963)	$(3,766)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	1,387	1,626
Cumulative effect of a change in accounting for slotting fees	—	1,150
Accrual of long-term debt and convertible note payable exit fees	327	652
Accrual of Annex amendment fee	250	—
Gain on sale of other assets	—	(17)
(Increase) decrease in:
Restricted cash	112	37
Accounts receivable, net	(728)	(286)
Inventories, net	1,854	(1,486)
Prepaid expenses	328	58
Increase (decrease) in:
Accounts payable	798	621
Accrued payroll and employee benefits	205	380
Other current liabilities	1,785	297
Net cash provided by (used in) operating activities	1,355	(734)

Cash flows from investing activities:
Payments for purchase of machinery, equipment and leasehold improvements	(201)	(908)
Proceeds from sale of other assets	—	113
Net cash used in investing activities	(201)	(795)

Cash flows from financing activities:
Proceeds from (payments on) short-term note payable, net	(125)	2,065
Payments on long-term debt	(1,000)	(735)
Capitalized financing fees	(25)	(328)
Net cash (used in) provided by financing activities	(1,150)	1,002

Increase (decrease) in cash and cash equivalents	4	(527)

Cash and cash equivalents:
Beginning of period	5	1,070
End of period	$9	$543

Supplemental Cash Flow Information
Cash paid during the period for income taxes	$10	$2
Cash paid during the period for interest	455	469
Non-cash preferred dividends	2,250	2,588

Supplemental Non-Cash Information
Reclassification of accrued interest from other current liabilities to convertible note payable	$4,570	$—

See accompanying notes to financial statements.

GARDENBURGER, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three and six month periods ended March 31, 2005 and 2004 and the financial information as of March 31, 2005 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The financial information as of September 30, 2004 is derived from our 2004 Annual Report on Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2004 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Our financial statements have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the 2004 financial statements, we incurred net losses applicable to common shareholders for fiscal years 2004, 2003 and 2002 and had a total shareholders’ deficit at September 30, 2004. These results continued in the first two quarters of fiscal 2005. We are highly leveraged and have significant annual interest and dividend accruals related to our convertible note payable and convertible redeemable preferred stock, which, although not payable until June 2007 and June 2008, respectively, contribute to our net losses and shareholders’ deficit.

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

At March 31, 2005, we had $4.7 million outstanding on our short-term note payable and $2.1 million available, including $500,000 of additional availability provided until May 31, 2005 (as discussed below).  Cash required to meet our required interest and principal payments on our debt outstanding at March 31, 2005 totals approximately $2.9 million in the next twelve months as follows (in thousands), exclusive of any contingent lender fees that may be required:

Principal payments due on long-term debt	$2,000
Interest on long-term debt	333
Estimated interest on short-term note payable	496
Estimated unused line of credit fee related to short-term note payable	36
Total	$2,865

These factors raise substantial doubt about our ability to continue as a going concern.

To improve our cash flow and liquidity, we have identified the following initiatives, among others for fiscal 2005:

•                  A full year reduction of $1.7 million in finished goods inventories which were built up over the 2002-2004 timeframe;

•                  A reduction in slotting fees from approximately $3.1 million in 2004 to a planned $737,000 in 2005;

•                  A reduction in capital expenditures from approximately $1.4 million in 2004 to a planned $325,000 in 2005;

•                  The completion, on October 1, 2004, of a reduction in force at our manufacturing facility;

•                  A ban on non-essential travel and other administrative costs;

•                  The negotiation of extended payment terms with several of our major vendors; and

•                  The institution of additional cash management and tracking procedures.

In February 2005, we also negotiated waivers with CapitalSource Finance LLC (“CapitalSource”) and Annex Holdings I LP (“Annex”) for our non-compliance with certain of our financial covenants as of December 31, 2004 and set new financial covenants going forward.  In addition, CapitalSource agreed to provide a $500,000 over advance facility from February 18, 2005 to May 31, 2005 as part of the loan amendments. We agreed to pay CapitalSource a fee of $110,000 in connection with the amendment and a fee of $25,000 for the additional availability under the revolving credit facility. In addition, we are required to pay a $500,000 fee to CapitalSource if our ratio of total debt under the Loan Agreement plus the Convertible Note with Annex to earnings (as defined) exceeds 1.25:1.00 as of September 30, 2005 and a $250,000 fee if such ratio exceeds 1.25:1.00 as of the end of each quarterly period thereafter. We are considering alternatives that could preclude payment of these fees.  See also Note 6.

As a result of the various initiatives, during the first two quarters of fiscal 2005, we were able to reduce our short-term note payable by $125,000, make scheduled principal payments of $1.0 million on our long-term debt and fund all interest payments on our CapitalSource debt. Net cash provided by operating activities for the six months ended March 31, 2005 improved by $2.1 million from the same period of last year.

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

Note 2.  Change in Accounting Principle

Slotting fees refer to oral arrangements pursuant to which the retail grocer allows our products to be placed on the store’s shelves in exchange for a slotting fee. As reported in previous filings, slotting fees were initially recorded as a prepaid asset and the related expense was recognized ratably over a 12-month period beginning two months following product shipment as an offset to sales. Typically, twelve months is the estimated minimum period during which a retailer agrees to allocate shelf space.  However, given that there are no written contractual commitments requiring the retail grocers to allocate shelf space for twelve months, in fiscal 2004, we determined that it was a preferable accounting method to expense the slotting fees as a reduction of sales in determining net sales in the period the related revenue is recognized for the first shipment of the related product. In accordance with Accounting Principles Board Opinion (“APB”) 20, “Accounting Changes,” the cumulative effect of the change in accounting for slotting fees was reflected in the first quarter of fiscal 2004.

The unaudited results for the three and six-month periods ended March 31, 2004 are restated for this change in accounting policy as indicated below (in thousands, except per share data):

	Three Months Ended March 31, 2004	Six Months Ended March 31, 2004
	(Restated)	(Restated)
Loss before cumulative effect of a change in accounting principle and preferred dividends, as reported	$(1,225)	$(2,955)
Adjustment to record actual slotting fees incurred	330	339
Loss before cumulative effect of a change in accounting principle and preferred dividends, as adjusted	(895)	(2,616)
Cumulative effect of a change in accounting for slotting fees	—	(1,150)
Preferred dividends	1,294	2,588
Net loss applicable to common shareholders, as adjusted	$(2,189)	$(6,354)

Basic and diluted net loss per share applicable to common shareholders, as reported	$(0.28)	$(0.62)
Adjustment for reversal of period slotting fee additions and amortization and cumulative effect of a change in accounting principle	$0.04	$(0.09)
Basic and diluted net loss per share applicable to common shareholders, as adjusted	$(0.24)	$(0.71)

Note 3.  Inventories

Inventories are valued at the lower of cost (based on standard costs, which approximate the first-in, first-out (FIFO) method) or market, and include materials, labor and manufacturing overhead.  Inventories consisted of the following (in thousands):

	March 31, 2005	September 30, 2004
Raw materials	$1,056	$967
Packaging and supplies	398	426
Finished goods	5,656	7,571
	$7,110	$8,964

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net loss applicable to common shareholders, as reported	$(4,041)	$(2,189)	$(7,213)	$(6,354)
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(41)	(50)	(82)	(100)
Net loss applicable to common shareholders, pro forma	$(4,082)	$(2,239)	$(7,295)	$(6,454)
Basic and diluted net loss per share:
As reported	$(0.45)	$(0.24)	$(0.80)	$(0.71)
Pro forma	$(0.45)	$(0.25)	$(0.81)	$(0.72)

There were no options granted during the three or six-month periods ended March 31, 2005 and 2004.

SFAS No. 123R, “Share-Based Payment,” requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R is effective for annual periods beginning after June 15, 2005.  Accordingly, we will adopt SFAS No. 123R in our first quarter of fiscal 2006. Unamortized stock-based compensation expense, on a pro forma basis, as of March 31, 2005 totaled $273,000, with $83,000 to be amortized in the remainder of fiscal 2005, $144,000 to be amortized in fiscal 2006 and $46,000 to be amortized in fiscal 2007.

Note 5. Earnings Per Share

Basic earnings per share (“EPS”) and diluted EPS are the same for the three and six-month periods ended March 31, 2005 and 2004 since we were in a loss position.

Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive are as follows (in thousands):

	March 31,
	2005	2004
Stock options	2,776	3,360
Stock warrants	1,116	1,116
Convertible Note	1,753	1,730
Convertible preferred stock	4,062	4,062
Total	9,707	10,268

Note 6.  Amendments to Debt Agreements

In order to address issues relating to our ability to meet our financial obligations and to address non-compliance with certain of our financial covenants, we entered into amendments to our Loan Agreement with CapitalSource and our Note Purchase Agreement and Convertible Note with Annex on February 18, 2005.

Pursuant to the amendment to our Loan Agreement, CapitalSource agreed to waive our non-compliance with certain financial covenants as of September 30, 2004 and December 31, 2004 and to provide additional availability of up to $500,000 under the revolving credit facility from February 18, 2005 to May 31, 2005.  Interest on outstanding advances under the revolving notes shall continue to be payable monthly in arrears at an annual rate of prime rate plus 2.50%, except that from February 18, 2005 to May 31, 2005, interest shall be payable at an annual rate of prime rate plus 4.50%.  After May 31, 2005, the interest rate will revert back to the annual rate of prime rate plus 2.50% unless any of the additional $500,000 amount is outstanding, in which case interest shall be payable at an annual rate of prime rate plus 4.50%.  In any event, interest on outstanding advances under the revolving notes shall not be less than 8.00%. We paid CapitalSource a fee of $110,000 in connection with the amendment, which was recorded as additional interest expense in the second quarter of fiscal 2005 since it was related to the waiver of our non-compliance with certain financial covenants, and a fee of $25,000 for the additional availability under the revolving credit facility, which was recorded as deferred financing fees and is being amortized over the life of the additional availability.  In addition, we are required to pay a $500,000 fee to CapitalSource if our ratio of total debt under the Loan Agreement plus the Convertible Note with Annex to earnings (as defined below) exceeds 1.25:1.00 as of September 30, 2005 and a $250,000 fee if such ratio exceeds 1.25:1.00 as of the end of each quarterly period thereafter. This fee will be expensed when incurred or when payment is considered probable.  We are considering alternatives that could preclude payment of these fees.

Under the amendment, we are now required to comply with the following financial covenants:

•                  Ratio of aggregate indebtedness under the Loan Agreement to earnings (as defined below) shall not exceed a ratio of 1.50:1.00 as of September 30, 2005 and a ratio of 1.25:1.00 as of December 31, 2005 and each quarterly period thereafter;

•                  Minimum earnings (losses) (as defined below), as adjusted to exclude certain expenses and non-cash charges, for the following periods:  ($1.0) million for the quarterly period ended

March 31, 2005, $1.6 million for the quarterly period ending June 30, 2005, and $3.5 million for the fiscal year ending September 30, 2005 and each rolling twelve-month period on a quarterly basis thereafter;

•                  Capital expenditures must not exceed $150,000 for the quarterly period ended March 31, 2005, $100,000 for the quarterly period ending June 30, 2005, $100,000 for the quarterly period ending September 30, 2005, and $600,000 for each fiscal year thereafter; and

•                  The fixed charge coverage ratio shall not be less than a ratio of 1.10:1.00 as of September 30, 2005 and a ratio of 1.15:1.00 as of December 31, 2005 and each quarterly period thereafter.

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

Pursuant to the amendment to our Note Purchase Agreement and Convertible Note, Annex agreed to waive our non-compliance with certain financial covenants, and to consent to the amendment to the Loan Agreement.  Under the terms of the amendment, interest on all outstanding amounts under the Convertible Note will accrue at the rate of 15% per annum. We paid Annex a fee of $250,000 in connection with the amendment, which was recorded as additional interest expense added to the principal balance of the Convertible Note. In addition, we are required to pay a $1.0 million fee to Annex if our ratio of total debt under the Loan Agreement plus the Convertible Note with Annex to earnings (as defined above) exceeds 1.25:1.00 as of September 30, 2005 and a $500,000 fee if such ratio exceeds 1.25:1.00 as of the end of each quarterly period thereafter.  These fees will be added to the principal amount due under the Convertible Note.  We reviewed the changes to the Convertible Note with Annex in relation to the provisions of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” and determined that no debt extinguishment had occurred.  Accordingly, the changes to the terms of the Convertible Note with Annex will be treated as modifications on a prospective basis. The financial covenants applicable to the Convertible Note are similar, but in each case slightly less restrictive than those in the Loan Agreement. The amendment also provides that we may not make, and Annex may not receive, any payment or distribution until the earlier of (i) the date that CapitalSource has been paid in full under the Loan Agreement and (ii) if the maturity date of the term loan or the revolving facility under the Loan Agreement is extended beyond the maturity date under the Convertible Note, the date of maturity under the Convertible Note. In addition, prior to August 16, 2005, Annex may not exercise any collection or enforcement rights and remedies they may have, if any, under the Convertible Note.

Since we are not allowed to make any payments of principal or interest to Annex as discussed above, we transferred all accrued interest, totaling $4.6 million as of March 31, 2005, to the Convertible Note balance.  In addition, we began accruing the 20% exit premium on the accrued interest, which totaled $108,000 during the quarter ended March 31, 2005.  As of March 31, 2005, the quarterly accretion of the exit fee related to the accrued interest was $216,000.  This amount will increase as additional interest is accrued.

We were in compliance with all covenants as of March 31, 2005.

Note 7.  Retention Agreements

We entered into Retention Agreements with each of our three executive officers and with two key employees (the “Executives”) on January 27, 2005. The Executives are Scott C. Wallace, Chief Executive Officer, President and Chairman of the Board, James W. Linford, Senior Vice President and Chief Operating Officer, Robert T. Trebing, Jr., Senior Vice President and Chief Financial Officer, Robert Dixon, Vice President of Sales and Lori Luke, Vice President of Marketing. On March 24, 2005, we entered into amendments to these Retention Agreements in order to, among other things, revise the definition of “Change in Control” and delete Section 4.3 “Bankruptcy Limitation” in each of the agreements. On May 4, 2005, we entered into Amended and Restated Retention Agreements (the “Agreements”) with each of the Executives. The Agreements provide incentive for each of the Executives to continue to be employed by us through and following the execution of a definitive agreement relating to a change in control or going private transaction. The Agreements provide for payment of 75% of a retention bonus on the date of our execution of a definitive agreement (“Definitive Agreement”), the consummation of which would result in either: (1) a Change in Control or (2) a Going Private Transaction (each as defined in the Agreements). The remaining 25% of the retention bonus is payable following the date of the consummation of the transactions contemplated by the Definitive Agreement (“Closing”). If the signing of a Definitive Agreement occurs on or before July 27, 2006, the Executive receives a lump sum payment equal to 75% of twelve months of base salary at the time of signing of a Definitive Agreement, with the remaining 25% payable upon the Closing. If the signing of a Definitive Agreement occurs after July 27, 2006, the Executive receives a lump sum payment equal to 75% of sixteen months of base salary at the time of signing of a Definitive Agreement, with the remaining 25% payable upon the Closing. If the signing of a Definitive Agreement and/or a Closing does not occur by January 27, 2007, the full 100% of the retention bonus is payable to the Executive. The Agreements also provide for payment of a retention bonus if the Executive’s employment by us is terminated by us without Cause (as defined in the Agreements) other than in connection with the Executive’s death or Disability (as defined in the Agreements). These retention bonuses are subject to certain conditions set forth in the Agreements. The Agreements are filed as exhibits to our Current Report on Form 8 K, filed May 9, 2005.

Note 8. Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Approximately 68% of our gross sales were attributable to the Gardenburger® veggie burger and soy burger products, with the remaining 32% attributable to our newer meat alternative products in the six months ended March 31, 2005.  For the three months ended March 31, 2005, the split was 71% and 29%, respectively. Consumers have been moving to the wider range of meat alternative products becoming available in the marketplace. In response to this development in consumer tastes, in fiscal 2003, we added five new products, including BBQ Chik’n and Meatless Meatloaf.  In the third quarter of fiscal 2004, we introduced a new line of six microwaveable meatless entrees to capitalize on the consumers’ need for convenience.  Sales of this new line of Gardenburger Meals added $1.1 million and $2.4 million of net sales, respectively, in the three and six month periods ended March 31, 2005. We further expanded our convenience focus with the early 2005 launch of Gardenburger Wraps, which added $0.4 million of net sales in the three and six month periods ended March 31, 2005.

Our results have been, and continue to be, adversely affected by consumer trends favoring a low-carbohydrate diet.  In addition, the low-carbohydrate shift has led to increased meat consumption. This shift in consumer demand contributed to an 1.2% and a 5.6% decrease, respectively, in sales of our veggie burger products in the three and six month periods ended March 31, 2005 compared to the same periods of fiscal 2004. This comes after drops of 8.7% and 11.0% in fiscal 2004 and 2003, respectively. In fiscal 2004, we reformulated our veggie burgers to reduce carbohydrates while increasing protein and improving taste. Demand for meatless products may continue to decrease in the future.  In addition, effective the second quarter of fiscal 2004, the Costco club stores ceased to require system-wide distribution of The Original Gardenburger® product, which resulted in a $118,000, or 1.1%, decrease and a $710,000, or 31.4% decrease, respectively, in sales to Costco in the three and six month periods ended March 31, 2005 compared to same periods of fiscal 2004.  We believe our new packaging, which started shipping at the end of the first quarter of fiscal 2004, has increased consumers’ awareness of how our products can fit into their diet choices and lifestyles, including low carbohydrate choices.

Results of Operations

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004 (Restated)
(Dollars in thousands)	Dollars	% of net sales(1)	Dollars	% of net sales(1)
Net sales	$12,083	100.0%	$12,914	100.0%
Cost of goods sold	8,769	72.6	8,122	62.9
Gross margin	3,314	27.4	4,792	37.1

Sales and marketing expense	3,134	25.9	3,527	27.3
General and administrative expense	1,356	11.2	909	7.0
	4,490	37.2	4,436	34.4
Operating income (loss)	(1,176)	(9.7)%	356	2.8%
Other expense, net	(1,740)		(1,251)
Net loss	(2,916)		(895)
Preferred dividends	1,125		1,294
Net loss applicable to common shareholders	$(4,041)		$(2,189)

	Six Months Ended March 31, 2005		Six Months Ended March 31, 2004 (Restated)
	Dollars	% of net sales(1)	Dollars	% of net sales(1)
Net sales	$21,211	100.0%	$23,684	100.0%
Cost of goods sold	14,396	67.9	14,686	62.0
Gross margin	6,815	32.1	8,998	38.0

Sales and marketing expense	6,432	30.3	6,634	28.0
General and administrative expense	2,555	12.0	2,510	10.6
Other operating income	—	—	(17)	(0.1)
	8,987	42.4	9,127	38.5
Operating loss	(2,172)	(10.2)%	(129)	(0.5)%
Other expense, net	(2,791)		(2,487)
Loss before cumulative effect of a change in accounting for slotting fees and preferred dividends	(4,963)		(2,616)
Cumulative effect of a change in accounting for slotting fees	—		(1,150)
Net loss	(4,963)		(3,766)
Preferred dividends	2,250		2,588
Net loss applicable to common shareholders	$(7,213)		$(6,354)

(1) Percentages may not add due to rounding.

Net Sales

The $0.8 million, or 6.4%, decrease in net sales in the three months ended March 31, 2005, as well as the $2.5 million, or 10.4%, decrease in the six-month period ended March 31, 2005 compared to the same periods of fiscal 2004 were the result of overall sales reductions in the meatless category and decreases in sales to Costco, offset in part by decreases in trade spending and growth in products introduced since March 31, 2004, especially our new entrees.  Sales of products launched after March 31, 2004 contributed $1.5 million and $2.9 million, respectively, to our net sales in the three and six months ended March 31, 2005.

Net sales to Costco decreased by $118,000, or 1.1%, and $710,000, or 31.4%, respectively, in the three and six month periods ended March 31, 2005 compared to the same periods of fiscal 2004 as a result of Costco’s decision to remove the Kirkland Signature co-branding label from our Gardenburger original packaging, effective the second quarter of fiscal 2004, which means that our product is no longer required to be carried by all Costco stores.  After numerous regional presentations, approximately 48% of the Costco stores continue to carry our Gardenburger product.

Trade spending totaled $1.9 million and $4.1 million, respectively, in the three and six-month periods ended March 31, 2005, compared to $2.5 million and $4.4 million, respectively, in the comparable periods of fiscal 2004, and includes promotions, discounts, contract origination fees and slotting fees. Pursuant to EITF No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” these costs are recorded at the later of when revenue is recognized or when the sales incentive is offered and are generally classified as a reduction of sales.  The decreases in trade spending are a result of our efforts to improve our cash flow and liquidity position in fiscal 2005.

Gross Margin

The $1.5 million, or 30.8%, decrease in gross margin and the decrease in gross margin as a percentage of net sales in the three months ended March 31, 2005, as well as the $2.2 million, or 24.3%, decrease and the decrease in gross margin as a percentage of net sales in the six-month period ended March 31, 2005 compared to the same periods of fiscal 2004 were due to continuing decreases in veggie burger sales, which have lower production costs than our other meatless products, and the impact of lower production volume as we reduce our inventory levels in fiscal 2005, therefore lowering the base over which to spread fixed costs. There were no material changes to raw material costs or selling prices in the first six months of fiscal 2005 compared to the first six months of fiscal 2004 and, at the current time, we do not anticipate any material selling price changes in fiscal 2005.

Sales and Marketing Expense

The $393,000, or 11.1%, decrease in sales and marketing expense in the three months ended March 31, 2005, as well as the $202,000, or 3.0%, decrease in the six month period ended March 31, 2005, compared to the same periods of fiscal 2004 were primarily due to planned reductions in travel and other non-essential expenditures as we focus on improving our cash flow and liquidity position. The three and six-month periods ended March 31, 2004 include approximately $7,000 and $57,000, respectively, of costs related to our move to Irvine, California from Portland, Oregon. The decrease in the six month period of fiscal 2005 was partially offset by $141,000 in severance.

General and Administrative Expense

The $447,000, or 49.2%, increase in general and administrative expense in the three months ended March 31, 2005 was primarily due to an $86,000 increase in consulting costs related to Sarbanes-Oxley compliance, $146,000 in additional audit costs and $105,000 in additional legal costs, as well as $120,000 of accruals for the new management retention program.  These increases were partially offset by $32,000 of costs related to our move to Irvine, California from Portland, Oregon in fiscal 2004 and a decrease of $67,000 in depreciation expense in the fiscal 2005 period due to certain assets being fully depreciated as of the end of the second quarter of fiscal 2004.  The $550,000 increase in general and administrative expense for consulting costs related to Sarbanes-Oxley compliance and audit and legal costs for the six-month period ended March 31, 2005 compared to the same period of fiscal 2004 was offset by $587,000 of costs in the fiscal 2004 period related to our move to Irvine, California from Portland, Oregon and a $170,000 decrease in depreciation, leaving general and administrative expense relatively flat in the six month comparable periods.

Other Operating Expense (Income)

Other operating income in the six-month period ended March 31, 2004 represents a gain on the sale of other assets.

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

In connection with our debt amendments in February 2005, interest on outstanding advances under the revolving notes from February 18, 2005 to May 31, 2005 is at an annual rate of prime rate plus 4.50%. After May 31, 2005, the interest rate will revert back to the annual rate of prime rate plus 2.50% unless any of the additional $500,000 available through May 31, 2005 remains outstanding, in which case interest will remain at an annual rate of prime rate plus 4.50%.  In addition, as of February 18, 2005, interest on all outstanding amounts under the Convertible Note accrues at the rate of 15% per annum. Also, as a condition to the February 2005 amendments to our CapitalSource Loan Agreement, we are prohibited from making any cash payments to Annex until CapitalSource has been paid in full.  Accordingly all accrued interest, totaling $4.6 million as of March 31, 2005, and future interest on the Convertible Note, including the $250,000 fee for the February 2005 amendments, will be assessed the 20% exit fee, which will increase our interest expense in future periods.

Interest expense in the three and six-month periods ended March 31, 2005 includes $110,000 and $250,000 for the amendment fees paid to CapitalSource and Annex, respectively, related to the February 2005 amendments, as well as $181,000 of legal and other expenses related to the amendments and $108,000 for accretion of the 20% exit premium on the Convertible Note related to accrued interest.  The amendment fees and related legal and other expenses were expensed in the second quarter of fiscal 2005 since they were related to the waivers of our non-compliance with certain financial covenants.

Income Taxes

A valuation allowance has been recorded for the full amount of deferred tax assets due to the uncertainty regarding the realization of the net deferred tax assets consisting primarily of net operating loss and credit carryforwards.  Accordingly, no benefit has been recorded related to our losses in the three and six month periods ended March 31, 2005 or 2004.

Cumulative Effect of Change in Accounting for Slotting Fees

Slotting fees refer to oral arrangements pursuant to which the retail grocer allows our products to be placed on the store’s shelves in exchange for a slotting fee. As reported in previous filings, slotting fees were initially recorded as a prepaid asset and the related expense was recognized ratably over a 12-month period beginning two months following product shipment as an offset to sales. Typically, twelve months is the estimated minimum period during which a retailer agrees to allocate shelf space.  However, given that there are no written contractual commitments requiring the retail grocers to allocate shelf space for twelve months, in fiscal 2004, we determined that it was a preferable accounting method to expense the slotting fees as a reduction of sales in determining net sales in the period the related revenue is recognized for the first shipment of the related product. In accordance with Accounting Principles Board Opinion (“APB”) 20, “Accounting Changes,” the cumulative effect of the change in accounting for slotting fees was reflected in the first quarter of fiscal 2004.

Preferred Dividends

As approved by our shareholders at our 2004 Annual Shareholder Meeting in March 2004, the terms of our Series C and Series D convertible preferred stock were amended to defer the earliest date on which holders may require redemption of their shares of Series C and Series D convertible preferred stock to as late as June 30, 2008 instead of March 31, 2006. Accordingly, the amount of the 10% redemption premium not previously accreted is being accreted over a longer period of time, which reduced our quarterly preferred dividend charge from $1.3 million to approximately $1.1 million beginning in the third quarter of fiscal 2004.

Detail of our preferred dividends is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
12% cumulative dividends	$975	$975	$1,950	$1,950
Accretion of 10% redemption premium	120	255	240	510
Accretion of original issue discount	30	64	60	128
	$1,125	$1,294	$2,250	$2,588

Liquidity and Capital Resources

Our financial statements have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the 2004 financial statements, we incurred net losses applicable to common shareholders for fiscal years 2004, 2003 and 2002 and had a total shareholders’ deficit at September 30, 2004. These results continued in the first two quarters of fiscal 2005. We are highly leveraged and have significant annual interest and dividend accruals related to our Convertible Note and convertible redeemable preferred stock, which, although not payable until June 2007 and June 2008, respectively, contribute to our net losses and shareholders’ deficit.

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

At March 31, 2005, we had $4.7 million outstanding on our short-term note payable and $2.1 million available, including $500,000 of additional availability provided until May 31, 2005 (as discussed below).  Cash required to meet our required interest and principal payments on our debt outstanding at March 31, 2005 totals approximately $2.9 million in the next twelve months as follows (in thousands), exclusive of any contingent lender fees that may be required:

Principal payments due on long-term debt	$2,000
Interest on long-term debt	333
Estimated interest on short-term note payable	496
Estimated unused line of credit fee related to short-term note payable	36
Total	$2,865

These factors raise substantial doubt about our ability to continue as a going concern.

To improve our cash flow and liquidity, we have identified the following initiatives, among others for fiscal 2005:

•                  A full year reduction of $1.7 million in finished goods inventories which were built up over the 2002-2004 timeframe;

•                  A reduction in slotting fees from approximately $3.1 million in 2004 to a planned $737,000 in 2005;

•                  A reduction in capital expenditures from approximately $1.4 million in 2004 to a planned $325,000 in 2005;

•                  The completion, on October 1, 2004, of a reduction in force at our manufacturing facility;

•                  A ban on non-essential travel and other administrative costs;

•                  The negotiation of extended payment terms with several of our major vendors; and

•                  The institution of additional cash management and tracking procedures.

In February 2005, we also negotiated waivers with CapitalSource Finance LLC (“CapitalSource”) and Annex Holdings I LP (“Annex”) for our non-compliance with certain of our financial covenants as of December 31, 2004 and set new financial covenants going forward.  In addition, CapitalSource agreed to provide a $500,000 over advance facility from February 18, 2005 to May 31, 2005 as part of the loan amendments. We paid CapitalSource a fee of $110,000 in connection with the amendment and a fee of $25,000 for the additional availability under the revolving credit facility. In addition, we are required to pay a $500,000 fee to CapitalSource if our ratio of total debt under the Loan Agreement plus the Convertible Note with Annex to earnings (as defined) exceeds 1.25:1.00 as of September 30, 2005 and a $250,000 fee if such ratio exceeds 1.25:1.00 as of the end of each quarterly period thereafter. See also Note 6 of Notes to Financial Statements.

As a result of the various initiatives, during the first two quarters of fiscal 2005, we were able to reduce our short-term note payable by $125,000, make scheduled principal payments of $1.0 million on our long-term debt and fund all interest payments on our CapitalSource debt.  Net cash provided by operating activities for the six months ended March 31, 2005 improved by $2.1 million from the same period of last year.

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

In the first six months of fiscal 2005, cash provided by operations totaled $1.4 million. This cash was used to pay down $125,000 on our short-term note payable and $1.0 million on our long-term debt, as well as to fund $201,000 of capital expenditures.

Accounts receivable increased $728,000 to $3.6 million at March 31, 2005 from $2.8 million at September 30, 2004, due primarily to increased sales in the last month of the quarter ended March 31, 2005 compared to the last month of the quarter ended September 30, 2004 and reductions in trade spending accruals, which are reported as an offset to accounts receivable. Days sales outstanding were approximately 27 days at March 31, 2005 compared to approximately 22 days at September 30, 2004.

Inventories decreased $1.9 million to $7.1 million at March 31, 2005 compared to $9.0 million at September 30, 2004.  Inventory turned approximately 4.4 times on an annualized basis in the second quarter of fiscal 2005 compared to approximately 3.2 times in the second quarter of fiscal 2004.  This decrease was due to a planned reduction in finished goods inventories to improve cash flow and liquidity.

Prepaid expenses decreased $328,000 to $827,000 at March 31, 2005 compared to $1.2 million at September 30, 2004, due primarily to a $142,000 decrease in prepaid coupon expense, a $111,000 decrease in prepaid health insurance, a $62,000 decrease in prepaid inventory costs and a $280,000 net decrease in contract origination and prepaid marketing costs, offset by increases in prepaid property taxes of $72,000, prepaid insurance of $110,000 and prepaid professional and board fees of $110,000.

Accounts payable increased $0.8 million to $3.7 million at March 31, 2005 compared to $2.9 million at September 30, 2004, due primarily to the negotiation of extended terms with certain vendors as part of our measures to improve cash flow and liquidity.

Other current liabilities decreased $2.8 million to $0.8 million at March 31, 2005 compared to $3.6 million at September 30, 2004, due primarily to the transfer of $3.2 million of accrued interest at September 30, 2004 due on our Convertible Note to the Convertible Note balance.

Capital expenditures of $129,000 and $201,000 during the three and six month periods ended March 31, 2005 were primarily used for manufacturing equipment. As amended in February 2005, our CapitalSource Loan Agreement limits our capital expenditures as follows: capital expenditures must not exceed $150,000 for the quarterly period ended March 31, 2005, $100,000 for the quarterly period ending June 30, 2005, $100,000 for the quarterly period ending September 30, 2005, and $600,000 for each fiscal year thereafter. We anticipate spending approximately $325,000 on capital expenditures in fiscal 2005 primarily for manufacturing equipment.

Other long-term assets include unamortized capitalized financing fees totaling $280,000 at March 31, 2005, which are currently being amortized at the rate of approximately $47,000 per quarter.  However, amortization will be approximately $62,000 in the third quarter of fiscal 2005 due to the $25,000 fee paid to CapitalSource for the temporary increase to our line of credit availability, which expires May 31, 2005.

Our Loan Agreement with CapitalSource provides for an $8.0 million term loan with a maturity of January 31, 2007 and a $7.0 million short-term note payable (together, “the Loans”).  The Loan Agreement permits us to request advances under the $7.0 million short-term note payable up to the sum of 85% of eligible receivables and 60% of eligible inventory.  At March 31, 2005, there was approximately $2.1 million remaining available on the CapitalSource short-term note payable, which will be used as needed for working capital.  The amount available at March 31, 2005 includes the additional $500,000 of availability that was provided for with the February 18, 2005 amendments. This additional availability expires May 31, 2005. The balance outstanding of $4.5 million on the term loan includes $688,000 of accrued exit fees at March 31, 2005.

Our Convertible Note balance includes the following (in thousands):

	March 31, 2005	September 30, 2004
Principal	$17,156	$16,906
Accrued Interest	4,570	—
Exit Premium	2,777	2,486
	$24,503	$19,392

The Convertible Note requires payment of a 20% premium on the principal plus accrued but unpaid interest at repayment or maturity. As a condition to the February 2005 amendments to our CapitalSource Loan Agreement, we are prohibited from making any cash payments to Annex until CapitalSource has been paid in full.  Accordingly, all accrued interest, totaling $4.6 million as of March 31, 2005, and future interest on the Convertible Note, including the $250,000 fee for the February 2005 amendments, will be assessed the 20% exit fee, which will increase our interest expense in future periods. The maturity date of the Convertible Note is June 15, 2007. The Convertible Note is convertible into common stock at the election of the holder; the conversion price at March 31, 2005 was $9.78 per share.

Pursuant to the CapitalSource Loan Agreement and Convertible Note, as amended, beginning with the third quarter of fiscal 2005, we will record quarterly interest expense of approximately $19,000 and $386,000, respectively, for the accretion related to the exit fees. These amounts are added to the long-term debt and Convertible Note balances, respectively.

In order to address issues relating to our ability to meet our financial obligations and to address non-compliance with certain of our financial covenants, we entered into amendments to our Loan Agreement with CapitalSource and our Note Purchase Agreement and Convertible Note with Annex on February 18, 2005.

Pursuant to the amendment to our Loan Agreement, CapitalSource agreed to waive our non-compliance with certain financial covenants as of September 30, 2004 and December 31, 2004 and to provide additional availability of up to $500,000 under the revolving credit facility from February 18, 2005 to May 31, 2005.  Interest on outstanding advances under the revolving notes shall continue to be payable monthly in arrears at an annual rate of prime rate plus 2.50%, except that from February 18, 2005 to May 31, 2005, interest is payable at an annual rate of prime rate plus 4.50%.  After May 31, 2005, the interest rate will revert back to the annual rate of prime rate plus 2.50% unless any of the additional $500,000 amount is outstanding, in which case interest shall be payable at an annual rate of prime rate plus 4.50%. In any event, interest on outstanding advances under the revolving notes shall not be less than 8.00%. We paid CapitalSource a fee of $110,000 in connection with the amendment and a fee of $25,000 for the additional availability under the revolving credit facility.  In addition, we are required to pay a $500,000 fee to CapitalSource if our ratio of total debt under the Loan Agreement plus the Convertible Note with Annex to earnings (as defined below) exceeds 1.25:1.00 as of September 30, 2005 and a $250,000 fee if such ratio exceeds 1.25:1.00 as of the end of each quarterly period thereafter.  Under the amendment, we are now required to comply with the following financial covenants:

•                  Ratio of aggregate indebtedness under the Loan Agreement to earnings (as defined below) shall not exceed a ratio of 1.50:1.00 as of September 30, 2005 and a ratio of 1.25:1.00 as of December 31, 2005 and each quarterly period thereafter;

•                  Minimum earnings (losses) (as defined below), as adjusted to exclude certain expenses and non-cash charges, for the following periods:  ($1.0) million for the quarterly period ended March 31, 2005, $1.6 million for the quarterly period ending June 30, 2005, and $3.5 million for the fiscal year ending September 30, 2005 and each rolling twelve-month period on a quarterly basis thereafter;

•                  Capital expenditures must not exceed $150,000 for the quarterly period ended March 31, 2005, $100,000 for the quarterly period ending June 30, 2005, $100,000 for the quarterly period ending September 30, 2005, and $600,000 for each fiscal year thereafter; and

•                  The fixed charge coverage ratio shall not be less than a ratio of 1.10:1.00 as of September 30, 2005 and a ratio of 1.15:1.00 as of December 31, 2005 and each quarterly period thereafter.

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

Pursuant to the amendment to our Note Purchase Agreement and Convertible Note, Annex agreed to waive our non-compliance with certain financial covenants, and to consent to the amendment to the Loan Agreement.  Under the terms of the amendment, interest on all outstanding amounts under the Convertible Note will accrue at the rate of 15% per annum.  We paid Annex a fee of $250,000 in connection with the amendment, which has been added to the principal balance of the Convertible Note.  In addition, we are required to pay a $1.0 million fee to Annex if our ratio of total debt under the Loan Agreement plus the Convertible Note with Annex to earnings (as defined above) exceeds 1.25:1.00 as of September 30, 2005 and a $500,000 fee if such ratio exceeds 1.25:1.00 as of the end of each quarterly period thereafter. These fees will be added to the principal amount due under the Convertible Note. The financial covenants applicable to the Convertible Note are similar, but in each case slightly less restrictive than those in the Loan Agreement. The amendment also provides that we may not make and Annex may not receive any payment or distribution until the earlier of (i) the date that

CapitalSource has been paid in full under the Loan Agreement and (ii) if the maturity date of the term loan or the revolving facility under the Loan Agreement is extended beyond the maturity date under the Convertible Note, the date of maturity under the Convertible Note. In addition, prior to August 16, 2005, Annex may not exercise any collection or enforcement rights and remedies they may have, if any, under the Convertible Note.

We were in compliance with our debt covenants as of March 31, 2005 as detailed in the following table.

Covenant	Requirement for the quarter ended March 31, 2005	As calculated for the quarter ended March 31, 2005	Required by
Minimum adjusted EBITDA	$(1.0 million/ $(1.35 million)	$(548,000)	Loan Agreement/ Convertible Note
Maximum capital expenditures	$150,000	$129,000	Loan Agreement

Payments under our term loan, our Convertible Note, our operating leases and other obligations are significant.  A schedule of payments remaining due at March 31, 2005 in the next five fiscal years, including exit fees of $750,000 for the term loan and approximately $4.4 million for the Convertible Note, is as follows (in thousands):

	Total	Remainder of Fiscal 2005	Fiscal 2006-2007	Fiscal 2008-2009	Thereafter
Principal on Term Loan	$4,612	$1,000	$3,612	$—	$—
Convertible Note	26,022	—	26,022	—	—
Operating Leases	1,749	334	1,256	159	—
Purchase Order Obligations	1,376	1,376	—	—	—
License Agreement	309	38	150	121	—
Retention Agreements	1,445	—	1,445	—	—
Total	$35,513	$2,748	$32,485	$280	$—

We have 552,500 shares of Series C Convertible Preferred Stock and 97,500 shares of Series D Convertible Preferred Stock outstanding. The Series C preferred shares are convertible into common stock at a price of $10 per share and the Series D preferred shares are convertible at $3.75 per share (subject to antidilution adjustments), in each case based on a base price of $50.00 per share, at any time at the discretion of the holder. Both series of preferred stock are entitled to a 12% cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of Gardenburger. The terms of the Series C and Series D Stock provide for a 10% premium on any liquidation or redemption.  The earliest date on which holders may require redemption of their shares is June 30, 2008, at which point they may be redeemed at the election of the holders or, under certain conditions, at our discretion. The 10% redemption premium, which totals $4.3 million, is being accreted over the redemption period.  At March 31, 2005, $2.8 million of the redemption premium has been accreted and is included in the preferred stock balance on the balance sheet. The liquidation preference of the Series C and Series D Stock was $60.1 million at March 31, 2005.

Seasonality

The third and fourth quarters of our fiscal year typically have stronger sales due to the summer grilling season. We typically build inventories during the first and second quarters of each fiscal year in anticipation of increased sales in the third and fourth fiscal quarters, although in fiscal 2005, we have reduced inventory levels that had built up over the 2002 to 2004 time period in order to improve cash flow and liquidity.

Critical Accounting Policies and Estimates

Revenue Recognition and Trade Spending

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

We are required to make estimates regarding the level of coupon redemption, the amount of product to be purchased by certain customers over certain time periods and related volume-based and off-invoice discounts, and slotting fees based on product shipments in order to estimate our overall trade spending. These estimates are reviewed and recorded on a monthly basis based on information provided by our regional sales managers as to the types of arrangements that have been made with our customers, historical results and current period activity, and are recorded in our financial statements as an offset to sales and trade receivables.  Trade spending totaled $4.1 million in the first six months of fiscal 2005, $12.1 million in fiscal 2004 and $11.8 million in fiscal 2003.  If our estimates are not reflective of actual results, we may be required to record adjustments that could materially affect our results of operations and financial condition for any given period.

Slotting Fees

Slotting fees are a type of trade spending and refer to oral arrangements pursuant to which the retail grocer allows our products to be placed on the store’s shelves in exchange for a slotting fee. Typically, 12 months is the estimated minimum period during which a retailer agrees to allocate shelf space. However, given that there are no written contractual commitments requiring the retail grocers to allocate shelf space for twelve months, we expense the slotting fees as a reduction of sales in determining net sales in the period the related revenue is recognized for the first shipment of the related product. The level of slotting fees varies based on the number of new product introductions, potential product reintroductions and in what sales channels products are introduced.  Slotting fees, which are included as a component of total trade spending, totaled $0.3 million in the first six months of fiscal 2005, $3.1 million in fiscal 2004 and $2.2 million (pro forma) in fiscal 2003.  Prior to fiscal 2004, we capitalized and amortized slotting fees over a 12-month period and, accordingly, the fiscal 2003 amount is pro forma assuming it was computed based on our current accounting policy.

Inventory Valuation Allowance

We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, historical spoilage rates and other factors.  Raw materials are reviewed periodically by our operating personnel for spoilage.  Finished goods are reviewed periodically by operating personnel to determine if inventory carrying costs exceed market selling prices.  If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change. Write-offs of inventory totaled $111,000 in the first six months of fiscal 2005, $213,000 in fiscal 2004 and $140,000 in fiscal 2003 and, as of March 31, 2005 and September 30, 2004, our inventory valuation allowance totaled $121,000 and $140,000, respectively. We have not experienced material losses related to our inventories in the past and believe that the current level of valuation allowance is adequate.

Accounts Receivable and Allowances for Uncollectible Accounts

Credit limits are established through a process of reviewing the financial history and stability of each customer.  We regularly evaluate the collectibility of our trade receivable balances by monitoring past due balances.  If it is determined that a customer will be unable to meet its financial obligation, we record a specific reserve for bad debts to reduce the related receivable to the amount we expect to recover.  If circumstances related to specific customers deteriorate, our estimates of the recoverability of receivables associated with those customers could materially change.  We recorded $5,000 in bad debt write-offs in the first six months of fiscal 2005, $3,000 in fiscal 2004 and $7,000 in fiscal 2003 and, as of March 31, 2005 and September 30, 2004, our allowance for bad debts totaled $100,000 and $104,000, respectively.  Historically, bad debts have not had a material effect on our results of operations or financial condition, and we believe our allowance for doubtful accounts is adequate.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Amounts outstanding under our Loan Agreement bear interest at rates tied to the prime rate with a minimum rate of 10% on the term loan and 8% on the short-term note payable. At March 31, 2005, we had $4.5 million outstanding at an interest rate of 10.25% on the term loan and $4.7 million outstanding at an interest rate of 10.25% on the short-term note payable. A hypothetical 10% increase in the prime rate would increase the interest rates currently being charged under the Loan Agreement to 10.825%. Based on amounts outstanding under the Loan Agreement at March 31, 2005, and an interest rate of 10.825%, our annual interest expense would increase by approximately $53,000 compared to the interest rates in effect at March 31, 2005.

Our Convertible Note is at a fixed interest rate and, therefore, a change in market interest rates would not affect interest expense related to the Convertible Note.

We do not currently utilize, nor do we anticipate utilizing, derivative financial instruments.

Item 4.  Controls and Procedures

During the course of their audit of our financial statements for the year ended September 30, 2004, our former independent registered public accounting firm, BDO Seidman, LLP (“BDO”), advised management and the Audit Committee of our Board of Directors that they had identified certain deficiencies in internal control over financial reporting.  Certain of these deficiencies are considered to be “material weaknesses” as defined under the standards established by the Public Company Accounting Oversight Board. These “material weaknesses” relate to cash and cash disbursements and accounts payable cycles, inventory and revenue cycles and financial reporting. BDO also identified certain “significant deficiencies” that do not rise to the level of material weakness.  These “significant deficiencies” involve matters relating to the design or operation of internal control that, in the judgment of BDO, could adversely affect the organization’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements.  These significant deficiencies relate to segregation of duties, lack of current accounting manual, maintenance of important documents, discrepancies between our fixed asset ledger and general ledger, discrepancies with our stated capitalization policy, human resource employee’s ability to enter employees, change salaries and issue checks, documentation of management’s review of journal entries and information technology policies and procedures.

We are in the process of undertaking steps to remedy these material weaknesses and significant deficiencies.  In October 2004, we retained Singer Lewak Greenbaum and Goldstein, LLP (“SLGG”) as an independent third party to assist management in the preparation of our compliance with Rule 404 of the Sarbanes-Oxley Act of 2002 (“SOA 404”). SLGG assisted in the formation of a cross representational Steering Committee, whose charter includes the responsibility for SOA 404 compliance and remediation implementation.  SLGG continues to facilitate SOA 404 compliance progress acting as representatives to management. In November 2004, we hired a Manager of Business Systems and Analysis responsible for, among other things, providing support for Sarbanes-

Oxley compliance.  The individual assists the Chief Financial Officer and Controller and provides additional segregation of duties consistent with our objectives.

Management is diligently working to implement control enhancements to eliminate the combined BDO and Steering Committee findings and risk areas identified through documentation surveys, pending internal control test verification.  Significant deficiencies are currently being corrected and remediated in efforts to meet SOA 404 compliance prior to fiscal year-end September 30, 2006.  A majority of the significant deficiencies communicated in our Form 10-K for the year ended September 30, 2004 and in our Form 10-Q for the quarter ended December 31, 2004 have been remediated this quarter (refer to Item 9A of the 10-K and Item 4 of the 10-Q).  We believe that the internal control remediation efforts will help build a sound internal control structure and eliminate the observed significant deficiencies.  Below is a listing of some of the issues that have been remediated and corrected, pending third party verification:

•                  Segregation of duties of Human Resources and Payroll Processing has occurred.

•                  New controls have been added for vendor selection and disbursement processing.

•                  Check processing and cash disbursement controls and safe keeping procedures have been enhanced including voucher packet organization.

•                  Bank reconciliation controls have been remediated and strengthened.

•                  A new third party warehouse has been contracted and controls are being established.

•                  Slotting fees are being expensed as incurred.

•                  Inventory tag protocol, along with finished goods inventory reconciliation, has been improved and deficiencies have been remediated.

•                  IT password controls have been strengthened, as have data back-up and storage procedures.

The following issues are currently under active management remediation and Steering Committee oversight:

•                  Segregation of duties through the Enterprise Resource Planning System.

•                  Documentation and standard accounting procedures.

•                  IT governance, controls, policies and procedures.

Initial testing of the identified and remediated internal control over financial reporting by the independent third party is scheduled for the fourth quarter of fiscal 2005.  We have discussed our corrective actions and future plans with our Audit Committee and independent registered public accountants and, as of the date of this Quarterly Report on Form 10-Q, we believe the actions outlined above should correct the deficiencies in internal control that are considered to be material weaknesses.

Through March 31, 2005 and not including consulting fees paid to SLGG, we have spent approximately $16,000 on our remediation efforts and expect to expend an additional $40,000 over the next twelve months.  We anticipate that our remediation steps will be fully implemented by March 31, 2006.

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

Pursuant to Section 404 of Sarbanes-Oxley, we will be required to furnish an internal control report of management’s assessment of the effectiveness of our internal control over financial reporting as part of our Annual Report on Form 10-K for the fiscal year ending September 30, 2006. Our independent registered public accountants will then be required to attest to, and report on, our assessment. In order to issue our report, our management must document both the design of our internal control over financial reporting and the testing processes that support management’s evaluation and conclusion. Our management has begun the necessary processes and procedures for issuing its report on our internal control over financial reporting. However, we may face significant challenges in implementing the required processes and procedures. There can be no assurance that we will be able to complete the work necessary for our management to issue its management report in a timely manner, or that management will be able to report that our internal control over financial reporting is effective.

The statements contained in Exhibit 31.1 and 31.2 should be considered in light of, and read together with, the information set forth in this Item 4.

PART II - OTHER INFORMATION

Item 6.  Exhibits

(a)          The exhibits filed as a part of this report are listed below and this list is intended to comprise the exhibit index:

Exhibit No.
10.1	Retention Agreement, dated January 27, 2005, by and between Gardenburger, Inc. and Scott C. Wallace (1).
10.2	Retention Agreement, dated January 27, 2005, by and between Gardenburger, Inc. and James W. Linford (1).
10.3	Retention Agreement, dated January 27, 2005, by and between Gardenburger, Inc. and Robert T. Trebing, Jr. (1).
10.4	Retention Agreement, dated January 27, 2005, by and between Gardenburger, Inc. and Robert Dixon (1).
10.5	Retention Agreement, dated January 27, 2005, by and between Gardenburger, Inc. and Lori Luke (1).
10.6	Employment Agreement, dated February 26, 2004, by and between Gardenburger, Inc. and Robert Dixon (1).
10.7	Employment Agreement, dated February 26, 2004, by and between Gardenburger, Inc. and Lori Luke (1).
10.8	Eighth Amendment to Revolving Credit and Term Loan Agreement, dated February 18, 2005, by and among Gardenburger, Inc., CapitalSource Finance LLC and the Lenders party thereto (2).
10.9	Seventh Amendment to Note Purchase Agreement and Convertible Senior Subordinated Note, dated February 18, 2005, by and between Gardenburger, Inc. and Annex Holdings I LP (2).
10.10 .	Amendment to Retention Agreement, dated March 24, 2005, by and between Gardenburger, Inc. and Scott C. Wallace (3)
10.11	Amendment to Retention Agreement, dated March 24, 2005, by and between Gardenburger, Inc. and James W. Linford (3).
10.12	Amendment to Retention Agreement, dated March 24, 2005, by and between Gardenburger, Inc. and Robert T. Trebing, Jr. (3).
10.13	Amendment to Retention Agreement, dated March 24, 2005, by and between Gardenburger, Inc. and Robert Dixon (3).
10.14	Amendment to Retention Agreement, dated March 24, 2005, by and between Gardenburger, Inc. and Lori Luke (3).
10.15	Amendment to Employment Agreement, dated March 24, 2005, by and between Gardenburger, Inc. and Scott C. Wallace (3).
10.16	Amendment to Employment Agreement, dated March 24, 2005, by and between Gardenburger, Inc. and James W. Linford (3).
10.17	Amendment to Employment Agreement, dated March 24, 2005, by and between Gardenburger, Inc. and Robert T. Trebing, Jr. (3).
10.18	Amendment to Employment Agreement, dated March 24, 2005, by and between Gardenburger, Inc. and Robert Dixon (3).
10.19	Amendment to Employment Agreement, dated March 24, 2005, by and between Gardenburger, Inc. and Lori Luke (3).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	Certifications Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)          Incorporated by reference from Gardenburger, Inc.’s Current Report on Form 8 K, filed February 1, 2005.

(2)          Incorporated by reference from Gardenburger, Inc.’s Current Report on Form 8 K, filed February 22, 2005.

(3)          Incorporated by reference from Gardenburger, Inc.’s Current Report on Form 8 K, filed March 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2005	GARDENBURGER, INC.

	By:	/s/ROBERT T. TREBING, JR.
Robert T. Trebing, Jr.
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)