Form 10-Q
period 2005-06-30
GARDENBURGER INC
filed 2005-08-15
CIK 859735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☒          No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐          No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock without par value	9,002,101
(Class)	(Outstanding at August 12, 2005)

GARDENBURGER, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GARDENBURGER, INC.

BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30,	September 30,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$7	$5
Restricted cash	81	166
Accounts receivable, net of allowances of $100 and $104 at June 30, 2005 and September 30, 2004	3,075	2,848
Inventories, net	6,469	8,964
Prepaid expenses	1,322	1,155
Total current assets	10,954	13,138

Machinery, equipment and leasehold improvements, net of accumulated depreciation of $15,192 and $13,303 at June 30, 2005 and September 30, 2004, respectively	8,961	10,650
Other assets, net of accumulated amortization of $2,117 and $1,725 at June 30, 2005 and September 30, 2004, respectively	329	696
Total assets	$20,244	$24,484

Liabilities and Shareholders’ Deficit
Current Liabilities:
Short-term note payable	$4,220	$4,791
Current portion of long-term debt	4,011	2,000
Convertible note payable	27,030	—
Accounts payable	3,150	2,905
Accrued payroll and employee benefits	972	475
Other current liabilities	808	3,583
Total current liabilities	40,191	13,754

Long-term debt, less current maturities	—	3,513
Convertible note payable	—	19,392
Total long-term debt	—	22,905

Convertible redeemable preferred stock, liquidation preference of $61,029 and $58,104 at June 30, 2005 and September 30, 2004, respectively, and 650,000 shares outstanding	59,226	55,851

Commitments and contingencies

Shareholders’ Deficit:
Preferred stock, no par value, 5,000,000 shares authorized	—	—
Common stock, no par value, 25,000,000 shares authorized; 9,002,101 shares issued and outstanding at June 30, 2005 and September 30, 2004	11,189	11,189
Additional paid-in capital	12,500	12,500
Accumulated deficit	(102,862)	(91,715)
Total shareholders’ deficit	(79,173)	(68,026)
Total liabilities and shareholders’ deficit	$20,244	$24,484

See accompanying notes to financial statements.

GARDENBURGER, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net sales	$12,602	$14,109	$33,813	$37,793
Cost of goods sold	8,108	8,932	22,504	23,618
Gross margin	4,494	5,177	11,309	14,175

Operating expenses:
Sales and marketing	2,842	3,516	9,274	10,150
General and administrative	1,445	656	4,000	3,166
Other operating income	(23)	—	(23)	(17)
	4,264	4,172	13,251	13,299
Operating income (loss)	230	1,005	(1,942)	876

Other income (expense):
Interest income	—	—	1	2
Interest expense	(3,039)	(1,028)	(5,831)	(3,517)
	(3,039)	(1,028)	(5,830)	(3,515)
Loss before cumulative effect of a change in accounting for slotting fees and preferred dividends	(2,809)	(23)	(7,772)	(2,639)
Cumulative effect of a change in accounting for slotting fees	—	—	—	(1,150)
Net loss	(2,809)	(23)	(7,772)	(3,789)
Preferred dividends	1,125	1,149	3,375	3,737

Net loss applicable to common shareholders	$(3,934)	$(1,172)	$(11,147)	$(7,526)

Basic and diluted loss per share before cumulative effect of a change in accounting principle	$(0.44)	$(0.13)	$(1.24)	$(0.71)

Basic and diluted loss per share for cumulative effect of a change in accounting principle	—	—	—	(0.13)

Basic and diluted net loss per share applicable to common shareholders	$(0.44)	$(0.13)	$(1.24)	$(0.84)

Shares used in basic and diluted per share calculations	9,002,101	9,002,101	9,002,101	9,002,101

See accompanying notes to financial statements.

GARDENBURGER, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2005	2004
		(Restated)
Cash flows from operating activities:
Net loss	$(7,772)	$(3,789)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	2,282	2,331
Cumulative effect of a change in accounting for slotting fees	—	1,150
Accrual of long-term debt and convertible note payable exit fees	2,017	765
Accrual of Annex interest	799	—
Accrual of Annex amendment fee	250	—
Gain on sale of other assets	—	(17)
(Increase) decrease in:
Restricted cash	85	52
Accounts receivable, net	(227)	(1,580)
Inventories, net	2,495	(1,137)
Prepaid expenses	(167)	—
Increase (decrease) in:
Accounts payable	245	616
Accrued payroll and employee benefits	497	155
Other current liabilities	1,795	687
Net cash provided by (used in) operating activities	2,299	(767)

Cash flows from investing activities:
Payments for purchase of machinery, equipment and leasehold improvements	(201)	(1,419)
Proceeds from sale of other assets	—	113
Net cash used in investing activities	(201)	(1,306)

Cash flows from financing activities:
(Payments on) proceeds from line of credit, net	(571)	2,432
Payments on long-term debt	(1,500)	(1,095)
Capitalized financing fees	(25)	(328)
Net cash (used in) provided by financing activities	(2,096)	1,009

Increase (decrease) in cash and cash equivalents	2	(1,064)

Cash and cash equivalents:
Beginning of period	5	1,070
End of period	$7	$6

Supplemental Cash Flow Information
Cash paid during the period for income taxes	$13	$5
Cash paid during the period for interest	709	718
Non-cash preferred dividends	3,375	3,737

Supplemental Non-Cash Information
Reclassification of accrued interest from other current liabilities to convertible note payable	$4,570	$—

See accompanying notes to financial statements.

GARDENBURGER, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three-month and nine-month periods ended June 30, 2005 and 2004 and the financial information as of June 30, 2005, is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of September 30, 2004 is derived from our 2004 Annual Report on Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2004 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Our financial statements have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As discussed below and in Note 2, we were out of compliance with certain debt covenants as of June 30, 2005. We are in discussions with CapitalSource Finance LLC (“CapitalSource”) regarding such defaults in connection with our Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with CapitalSource. We are also in discussions with Annex Holdings I LP (“Annex”) regarding such defaults in connection with our Note Purchase Agreement (the “Note Purchase Agreement”) and Second Amended and Restated Convertible Senior Subordinated Note (the “Convertible Note”).  Based on such discussions, we do not anticipate any disruption in the availability of funds under our Loan Agreement.  However, because of such non-compliance, we have classified all of our outstanding debt as current on our balance sheet. In addition, as a result of CapitalSource and Annex having the ability to call our debt at any point in time, all related exit fees were accrued and all remaining deferred financing fees were written off as of June 30, 2005.  As discussed in Note 2 below and in Part II, Item 5 “Other Information,” on August 9, 2005, our Loan Agreement with CapitalSource was amended to reduce the exit premium from $750,000 to $650,000.

Both CapitalSource and Annex currently have the right to declare all of the outstanding amounts due to them under their respective agreements immediately due and payable. We do not currently have the cash or other alternative financing source needed in order to pay such amounts. In addition, we have incurred net losses applicable to common shareholders for fiscal years 2004, 2003 and 2002 and in the first three quarters of 2005.  We had a total shareholders’ deficit at September 30, 2004 and at June 30, 2005. We are highly leveraged and have significant annual interest and dividend accruals related to our convertible note payable and convertible redeemable preferred stock, which contribute to our net losses and shareholders’ deficit.

In order to address our debt service requirements, our management has been exploring various potential strategic alternatives, including the possibilities of: a potential transaction or transactions to take Gardenburger private pursuant to the Securities Exchange Act of 1934, as amended (a “Going Private Transaction”); a potential transaction or transactions to sell our stock and/or assets to a third party buyer (a “Sale Transaction”); and a potential negotiated restructuring of our indebtedness with our existing major creditors (a “Negotiated Restructuring”) that could involve a prearranged or prepackaged plan of reorganization to be implemented through the commencement of a case under Chapter 11 of the United States Bankruptcy Code (a “Reorganization Plan”). No definitive agreements have been entered into with respect to any of a Going Private Transaction, a Sale Transaction or a Negotiated Restructuring. If we cannot complete one or more of the strategic alternatives set forth above, we ultimately may need to consider other alternatives, including, but not limited to, a Chapter 11 bankruptcy filing without a prearranged or prepackaged Reorganization Plan.  There can be no assurance that we would be able to reorganize successfully in such a proceeding.

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

To improve our cash flow and liquidity, we have identified the following initiatives, among others for fiscal 2005:

•                  A full year reduction of approximately $2.0 million in finished goods inventories which were built up over the 2002-2004 timeframe;

•                  A reduction in slotting fees from approximately $3.1 million in 2004 to approximately $700,000 in 2005;

•                  A reduction in capital expenditures from approximately $1.4 million in 2004 to no more than approximately $250,000 in 2005;

•                  The completion, on October 1, 2004, of a reduction in workforce at our manufacturing facility;

•                  A ban on non-essential travel and other administrative costs;

•                  The negotiation of extended payment terms with several of our major vendors; and

•                  The institution of additional cash management and tracking procedures.

As a result of the various initiatives, during the first three quarters of fiscal 2005, we were able to reduce our short-term note payable by $571,000, make scheduled principal payments of $1.5 million on our long-term debt and fund all interest payments on our CapitalSource debt. Net cash provided by operating activities for the nine months ended June 30, 2005 improved by $3.1 million from the same period of last year.

Our financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 2.  Amendments to Debt Agreements and Non-Compliance with Debt Covenants

As of June 30, 2005, we were out of compliance with our EBITDA covenant in both our Loan Agreement with CapitalSource and our Note Purchase Agreement and Convertible Note with Annex.  Accordingly, as discussed in Note 1 above, we have recorded all of our outstanding debt as current on our balance sheet as of June 30, 2005. As discussed in Note 1 above, we are in discussions with CapitalSource and Annex regarding such defaults.

On August 9, 2005, our Loan Agreement with CapitalSource was amended to reduce the exit premium from $750,000 to $650,000.  Accordingly, we reduced our accrued exit premium to a total of $650,000 as of June 30, 2005.  Prior to the amendment, we had accrued a total of $703,000, resulting in a reduction to interest expense of $53,000 in the third quarter of fiscal 2005.

On February 18, 2005, our Loan Agreement with CapitalSource and our Note Purchase Agreement and Convertible Note with Annex were amended. Pursuant to the amendment to our Loan Agreement, CapitalSource agreed to waive our non-compliance with certain financial covenants as of September 30, 2004 and December 31, 2004 and to provide additional availability of up to $500,000 under the revolving credit facility from February 18, 2005 to May 31, 2005.  Interest on outstanding advances under the revolving notes continues to be payable monthly in arrears at an annual rate of prime rate plus 2.50%, except that from February 18, 2005 to May 31, 2005, interest was payable at an annual rate of prime rate plus 4.50%.  In any event, interest on outstanding advances under the revolving notes shall not be less than 8.00%. We paid CapitalSource a fee of $110,000 in connection with the amendment, which was recorded as additional interest expense in the second quarter of fiscal 2005 since it was related to the waiver of our non-compliance with certain financial covenants, and a fee of $25,000 for the additional availability under the revolving credit facility, which was recorded as deferred financing fees and was amortized over the life of the additional availability.  In addition, we are required to pay a $500,000 fee to CapitalSource if our ratio of total debt under the Loan Agreement plus the Convertible Note with Annex to earnings (as defined below) exceeds 1.25:1.00 as of September 30, 2005 and a $250,000 fee if such ratio exceeds 1.25:1.00 as of the end of each quarterly period thereafter. This fee will be expensed when incurred or when payment is considered probable.

Under the amendment, we are now required to comply with the following financial covenants:

•                  Ratio of aggregate indebtedness under the Loan Agreement to earnings (as defined below) shall not exceed a ratio of 1.50:1.00 as of September 30, 2005 and a ratio of 1.25:1.00 as of December 31, 2005 and each quarterly period thereafter;

•                  Minimum earnings (losses) (as defined below), as adjusted to exclude certain expenses and non-cash charges, for the following periods:  $1.6 million for the quarterly period ended June 30, 2005, and $3.5 million for the fiscal year ending September 30, 2005 and each rolling twelve-month period on a quarterly basis thereafter;

•                  Capital expenditures must not exceed $100,000 for the quarterly period ended June 30, 2005, $100,000 for the quarterly period ending September 30, 2005, and $600,000 for each fiscal year thereafter; and

•                  The fixed charge coverage ratio shall not be less than a ratio of 1.10:1.00 as of September 30, 2005 and a ratio of 1.15:1.00 as of December 31, 2005 and each quarterly period thereafter.

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

Pursuant to the amendment to our Note Purchase Agreement and Convertible Note, Annex waived our non-compliance with certain financial covenants as of September 30, 2004 and December 31, 2004, and consented to the amendment to the Loan Agreement.  Under the terms of the amendment, interest on all outstanding amounts under the Convertible Note accrue at the rate of 15% per annum. We paid Annex a fee of $250,000 in connection with the amendment, which was recorded as additional interest expense added to the principal balance of the Convertible Note. In addition, we are required to pay a $1.0 million fee to Annex if our ratio of total debt under the Loan Agreement plus the Convertible Note with Annex to earnings (as defined above) exceeds 1.25:1.00 as of September 30, 2005 and a $500,000 fee if such ratio exceeds 1.25:1.00 as of the end of each quarterly period thereafter.  These fees will be added to the principal amount due under the Convertible Note.  We reviewed the changes to the Convertible Note with Annex in relation to the provisions of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” and determined that no debt extinguishment had occurred.  Accordingly, the changes to the terms of the Convertible Note with Annex are being treated as modifications on a prospective basis. The financial covenants applicable to the Convertible Note are similar, but in each case slightly less restrictive than those in the Loan Agreement. The amendment also provides that we may not make, and Annex may not receive, any payment or distribution until the earlier of (i) the date that CapitalSource has been paid in full under the Loan Agreement and (ii) if the maturity date of the term loan or the revolving facility under the Loan Agreement is extended beyond the maturity date under the Convertible Note, the date of maturity under the Convertible Note. In addition, prior to August 16, 2005, Annex may not exercise any collection or enforcement rights and remedies they may have, if any, under the Convertible Note.

Since we are not allowed to make any payments of principal or interest to Annex as discussed above, we transferred all accrued interest, totaling $4.6 million as of March 31, 2005, to the Convertible Note balance and all interest that accrues subsequent to March 31, 2005 is also added to the principal balance.  In addition, we began accruing the 20% exit premium on the accrued interest.  As discussed in Note 1 above, in the third quarter of fiscal 2005, as a result of Annex having the ability to call the Convertible Note at any point in time, we accrued the full exit premium due as of June 30, 2005 as calculated by taking 20% of the then outstanding principal and accrued interest.  The additional amount accrued in the third quarter of fiscal 2005 totaled $1.4 million and was recorded as additional interest expense.  The total accrued exit premium totaled $4.5 million as of June 30, 2005.

Note 3.  Change in Accounting Principle

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

The unaudited results for the three and nine-month periods ended June 30, 2004 are restated for this change in accounting policy as indicated below (in thousands, except per share data):

	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2004
	(Restated)	(Restated)
Income (loss) before cumulative effect of a change in accounting principle and preferred dividends, as reported	$108	$(2,847)
Adjustment to record actual slotting fees incurred	(131)	208
Loss before cumulative effect of a change in accounting principle and preferred dividends, as adjusted	(23)	(2,639)
Cumulative effect of a change in accounting for slotting fees	—	(1,150)
Preferred dividends	1,149	3,737
Net loss applicable to common shareholders, as adjusted	$(1,172)	$(7,526)

Basic and diluted net loss per share applicable to common shareholders, as reported	$(0.12)	$(0.74)
Adjustment for reversal of period slotting fee additions and amortization and cumulative effect of a change in accounting principle	$(0.01)	$(0.10)
Basic and diluted net loss per share applicable to common shareholders, as adjusted	$(0.13)	$(0.84)

Note 4. Inventories

Inventories are valued at the lower of cost (based on standard costs, which approximate the first-in, first-out (FIFO) method) or market, and include materials, labor and manufacturing overhead.  Inventories consisted of the following (in thousands):

	June 30, 2005	September 30, 2004
Raw materials	$734	$967
Packaging and supplies	312	426
Finished goods	5,423	7,571
	$6,469	$8,964

Note 5. Stock-Based Compensation

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net loss applicable to common shareholders, as reported	$(3,934)	$(1,172)	$(11,147)	$(7,526)
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(41)	(50)	(124)	(151)
Net loss applicable to common shareholders, pro forma	$(3,975)	$(1,222)	$(11,271)	$(7,677)
Basic and diluted net loss per share:
As reported	$(0.44)	$(0.13)	$(1.24)	$(0.84)
Pro forma	$(0.44)	$(0.14)	$(1.25)	$(0.85)

There were no options granted during the three or nine-month periods ended June 30, 2005 or 2004.

SFAS No. 123R, “Share-Based Payment,” requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R is effective for annual periods beginning after June 15, 2005.  Accordingly, we will adopt SFAS No. 123R in our first quarter of fiscal 2006. Unamortized stock-based compensation expense, on a pro forma basis, as of June 30, 2005 totaled $231,000, with $41,000 to be amortized in the remainder of fiscal 2005, $144,000 to be amortized in fiscal 2006 and $46,000 to be amortized in fiscal 2007.

Note 6. Net Loss Per Share

Basic earnings per share (“EPS”) and diluted EPS are the same for the three and nine-month periods ended June 30, 2005 and 2004 since we were in a loss position.

Potentially dilutive securities that were not included in the diluted EPS calculations because they would be antidilutive were as follows (in thousands):

	June 30,
	2005	2004
Stock options	2,683	3,259
Stock warrants	1,116	1,116
Convertible Note	1,753	1,730
Convertible preferred stock	4,062	4,062
Total	9,614	10,167

Note 7. Related Party Transactions with Ventura Foods

Richard L. Mazer, a director, is President and Chief Executive Officer of Ventura Foods, LLC.  We purchased barbecue sauce from Ventura Foods, LLC as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Barbecue sauce purchased	$103	$154	$192	$630

We did not owe Ventura Foods, LLC any amounts for the purchased barbecue sauce as of June 30, 2005 or September 30, 2004.  We believe that the price paid to Ventura Foods, LLC was fair in comparison with prices that would be paid to an independent third party for similar barbecue sauce.

Note 8.  Retention Agreements

We entered into Retention Agreements with each of our three executive officers and with two key employees (the “Executives”) on January 27, 2005. The Executives are Scott C. Wallace, Chief Executive Officer, President and Chairman of the Board, James W. Linford, Senior Vice President and Chief Operating Officer, Robert T. Trebing, Jr., Senior Vice President and Chief Financial Officer, Robert Dixon, Vice President of Sales and Lori Luke, Vice President of Marketing. On March 24, 2005, we entered into amendments to these Retention Agreements in order to, among other things, revise the definition of “Change in Control” and delete Section 4.3 “Bankruptcy Limitation” in each of the agreements. On each of May 4, 2005 and July 19, 2005, we entered into, respectively, an Amended and Restated Retention Agreement and a Second Amended and Restated Retention Agreement (the “Agreement”) with each of the Executives. The Agreement provides incentive for each of the Executives to continue to be employed by us through and following a Change in Control (as defined in the Agreement) or a Sale Transaction (as defined in the Agreement). The Agreement provides for payment of 100% of the retention bonus immediately following the date of a Change in Control.  The Agreement also provides for payment of 75% of a retention bonus on the date of our execution of a Sale Transaction, with the remaining 25% of the retention bonus payable following the date of the consummation of the transactions contemplated by the Sale Transaction.   If the signing of a Sale Transaction or Change in Control does not occur by January 27, 2007, the full 100% of the retention bonus is payable to the Executive. The Agreement also provides for payment of a retention bonus if the Executive’s employment by us is terminated without Cause (as defined in the Agreement) other than in connection with the Executive’s death or Disability (as defined in the Agreement). These retention bonuses are subject to certain conditions set forth in the Agreement. Each of the Agreements is filed as an exhibit to our Current Report on Form 8-K, filed July 20, 2005.

Note 9. Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  They may contain words such as “believe,” “anticipate,” “intend,” “project,” “plan,” “will,” “should,” “may,” “could,” or words or phrases of similar meaning.  Our actual results may differ materially from the results projected in the forward-looking statements.

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Also, these forward-looking statements present our estimates and assumptions only as of the date of this report.  Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:  our ability to attract and retain key personnel, our ability to judge the impact of competitive products and pricing, our ability to compete with our competitors, commodity price and availability risks, delivery of quality products to us timely by our suppliers, consumer preferences and perceptions, increased insurance costs, potential litigation, governmental regulations, compliance with environmental laws, the “going concern” opinion from our independent registered public accountants, the evolving regulation of corporate governance and public disclosure, the timely implementation of our internal control procedures and our substantial debt and the defaults under our loan documents with our lenders.  Actual results may differ materially due to these risks and uncertainties and those described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2005.

General

Approximately 71% of our gross sales were attributable to the Gardenburger® veggie burger and soy burger products, with the remaining 29% attributable to our newer meat alternative products in the nine months ended June 30, 2005.  For the three months ended June 30, 2005, the split was 75% and 25%, respectively. Consumers, in general, have been moving to the wider range of meat alternative products becoming available in the marketplace. In response to this development in consumer tastes, in fiscal 2003, we added five new products, including BBQ Chik’n and Meatless Meatloaf.  In the third quarter of fiscal 2004, we introduced a new line of six microwaveable meatless entrees to capitalize on the consumers’ need for convenience.  Sales of this new line of Gardenburger Meals added $0.8 million and $3.2 million of net sales, respectively, in the three and nine-month periods ended June 30, 2005. We further expanded our convenience focus with the early 2005 launch of Gardenburger Wraps, which added $0.7 million and $1.0 million, respectively, of net sales in the three and nine-month periods ended June 30, 2005.

Our results have been adversely affected by increased competition for market share as a source of growth due to flat consumer consumption. This increased competition contributed to a 3.2% and a 4.7% decrease, respectively, in sales of our veggie burger products in the three and nine-month periods ended June 30, 2005 compared to the same periods of fiscal 2004. This comes after drops of 8.7% and 11.0% in fiscal 2004 and 2003, respectively.

Results of Operations

	Three Months Ended June, 2005		Three Months Ended June 30, 2004 (Restated)
(Dollars in thousands)	Dollars	% of net sales(1)	Dollars	% of net sales(1)
Net sales	$12,602	100.0%	$14,109	100.0%
Cost of goods sold	8,108	64.3	8,932	63.3
Gross margin	4,494	35.7	5,177	36.7

Sales and marketing expense	2,842	22.6	3,516	24.9
General and administrative expense	1,445	11.5	656	4.7
Other operating income	(23)	(0.2)	—	—
	4,264	33.8	4,172	29.6
Operating income	230	1.8%	1,005	7.1%
Other expense, net	(3,039)		(1,028)
Net loss	(2,809)		(23)
Preferred dividends	1,125		1,149
Net loss applicable to common shareholders	$(3,934)		$(1,172)

	Nine Months Ended June 30, 2005		Nine Months Ended June 30, 2004 (Restated)
	Dollars	% of net sales(1)	Dollars	% of net sales(1)
Net sales	$33,813	100.0%	$37,793	100.0%
Cost of goods sold	22,504	66.6	23,618	62.5
Gross margin	11,309	33.4	14,175	37.5

Sales and marketing expense	9,274	27.4	10,150	26.9
General and administrative expense	4,000	11.8	3,166	8.4
Other operating income	(23)	(0.1)	(17)	—
	13,251	39.2	13,299	35.2
Operating income (loss)	(1,942)	5.7%	876	2.3%
Other expense, net	(5,830)		(3,515)
Loss before cumulative effect of a change in accounting for slotting fees and preferred dividends	(7,772)		(2,639)
Cumulative effect of a change in accounting for slotting fees	—		(1,150)
Net loss	(7,772)		(3,789)
Preferred dividends	3,375		3,737
Net loss applicable to common shareholders	$(11,147)		$(7,526)

(1) Percentages may not add due to rounding.

Net Sales

The $1.5 million, or 10.7%, decrease in net sales in the three months ended June 30, 2005, as well as the $4.0 million, or 10.5%, decrease in the nine-month period ended June 30, 2005 compared to the same periods of fiscal 2004 were the result of overall sales reductions in the meatless category, offset in part by growth in products introduced since June 30, 2004.  Sales of products launched after June 30, 2004 contributed $1.4 million and $4.3 million, respectively, to our net sales in the three and nine months ended June 30, 2005.

Net sales to Costco Wholesale Corporation (“Costco”) increased by $550,000, or 62.0%, in the three months ended June 30, 2005 compared to the same period of fiscal 2004 and decreased $188,000, or 5.9%, in the nine-month period ended June 30, 2005 compared to the same period of fiscal 2004.  Decreases for the nine-month period are a result of Costco’s decision to remove the Kirkland Signature co-branding label from our Gardenburger original packaging, effective the second quarter of fiscal 2004, which means that our product is no longer required to be carried by all Costco stores.  After numerous regional presentations, approximately 44% of the Costco stores continue to carry our Gardenburger product.

Trade spending totaled $3.0 million and $7.1 million, respectively, in both the three and nine-month periods ended June 30, 2005 and 2004, and includes promotions, discounts, contract origination fees and slotting fees. Pursuant to EITF No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” these costs are recorded at the later of when revenue is recognized or when the sales incentive is offered and are generally classified as a reduction of sales.

Gross Margin

The $0.7 million, or 13.2%, decrease in gross margin and the decrease in gross margin as a percentage of net sales in the three months ended June 30, 2005, as well as the $2.9 million, or 20.2%, decrease and the decrease in gross margin as a percentage of net sales in the nine-month period ended June 30, 2005 compared to the same periods of fiscal 2004 were due to continuing decreases in our sales, while trade spending has remained constant, and the impact of lower production volume as we reduced our inventory levels, primarily in the second quarter of fiscal 2005, therefore lowering the base over which to spread fixed costs. There were no material changes to raw material costs or selling prices in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 and, at the current time, we do not anticipate any material selling price changes in fiscal 2005.

Sales and Marketing Expense

The $0.7 million, or 19.2%, decrease in sales and marketing expense in the three months ended June 30, 2005, as well as the $0.9 million, or 8.6%, decrease in the nine-month period ended June 30, 2005, compared to the same periods of fiscal 2004 were primarily due to certain reduced marketing programs and planned reductions in travel and other non-essential expenditures as we focus on improving our cash flow and liquidity position. The nine-month period ended June 30, 2004 includes approximately $57,000 of costs related to our move to Irvine, California from Portland, Oregon. The decrease in the nine-month period of fiscal 2005 was partially offset by $141,000 in severance.

General and Administrative Expense

The $0.8 million, or 120.3%, increase in general and administrative expense in the three months ended June 30, 2005 was primarily due to a $28,000 increase in consulting costs related to Sarbanes-Oxley compliance, $181,000 of accruals for the new management retention program and $344,000 in additional legal costs, primarily in connection with the identification of strategic alternatives.  These increases were partially offset by a decrease of $38,000 in depreciation expense in the fiscal 2005 period due to certain assets being fully depreciated as of the end of the third quarter of fiscal 2004.

The $0.8 million, or 26.3%, increase in general and administrative expense in the nine-month period ended June 30, 2005 compared to the same period of 2004 was primarily due to a $262,000 increase in consulting costs related to Sarbanes-Oxley compliance, a $263,000 increase in audit costs, $301,000 of accruals for the new management retention program and a $396,000 increase in legal costs, primarily in connection with the identification of strategic alternatives.  These increases were offset by $587,000 of costs in the fiscal 2004 period related to our move to Irvine, California from Portland, Oregon and a $164,000 decrease in depreciation.

Other Operating Income

Other operating income in the three and nine-month periods ended June 30, 2005 and in the nine-month period ended June 30, 2004 represents a gain on the sale of other assets.

Interest Expense

In March 2004, we amended our Articles of Incorporation to extend the earliest mandatory redemption date of our Series C and Series D convertible preferred stock to as late as June 30, 2008.  As a result, we also extended the maturity dates under our Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with CapitalSource Finance LLC (“CapitalSource”) and our Second Amended and Restated Convertible Senior Subordinated Note (the “Convertible Note”) held by Annex Holdings I LP (“Annex”) to January 31, 2007 and June 15, 2007, respectively. The extended maturity dates, which resulted in longer amortization periods, decreased our interest expense related to exit fees by approximately $186,000 per quarter to approximately $112,000 per quarter.  However, as discussed in Notes 1 and 2 of Notes to Financial Statements, as a result of CapitalSource and Annex having the ability to call our debt at any point in time, all remaining exit fees were accrued and all deferred financing fees were written off as of June 30, 2005.  The accrual of the remaining exit fees resulted in an increase to interest expense in the three and nine-month periods ended June 30, 2005 of $1.3 million and the write-off of all remaining deferred financing fees resulted in an increase to interest expense in the three and nine-month periods ended June 30, 2005 of $222,000.  Additional exit fees will be recorded to equal 20% of additional interest that accrues on the Convertible Note in future periods.

In connection with our debt amendments in February 2005, interest on outstanding advances under the revolving notes from February 18, 2005 to May 31, 2005 was at an annual rate of prime rate plus 4.50%. After May 31, 2005, the interest rate reverted back to the annual rate of prime rate plus 2.50%.  In addition, as of February 18, 2005, interest on all outstanding amounts under the Convertible Note accrues at the rate of 15% per annum. Also, as a condition to the February 2005 amendments to our CapitalSource Loan Agreement, we are prohibited from making any cash payments to Annex until CapitalSource has been paid in full.  Accordingly all accrued interest, totaling $5.4 million as of June 30, 2005, and future interest on the Convertible Note, including the $250,000 fee for the February 2005 amendments, has been, or will be, assessed the 20% exit fee.

Interest expense in nine-month period ended June 30, 2005 includes $110,000 and $250,000 for the amendment fees paid to CapitalSource and Annex, respectively, related to the February 2005 amendments, as well as $204,000 of legal and other expenses related to the amendments. The amendment fees and related legal and other expenses were primarily expensed in the second quarter of fiscal 2005 since they were related to the waivers of our non-compliance with certain financial covenants.

Income Taxes

A valuation allowance has been recorded for the full amount of deferred tax assets due to the uncertainty regarding the realization of the net deferred tax assets consisting primarily of net operating loss and credit carryforwards.  Accordingly, no benefit has been recorded related to our losses in the three and nine-month periods ended June 30, 2005 or 2004.

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

Detail of our preferred dividends is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
12% cumulative dividends	$975	$975	$2,925	$2,925
Accretion of 10% redemption premium	120	139	360	650
Accretion of original issue discount	30	35	90	162
	$1,125	$1,149	$3,375	$3,737

Liquidity and Capital Resources

Our financial statements have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  However, as discussed below and in Notes 1 and 2 of Notes to Financial Statements, we were out of compliance with certain debt covenants as of June 30, 2005. We are in discussions with CapitalSource regarding such defaults in connection with our Loan Agreement.  We are also in discussions with Annex regarding such defaults in connection with our Note Purchase Agreement and Convertible Note.  Based on such discussions, we do not anticipate any disruption in the availability of funds under our Loan Agreement.  However, because of such non-compliance, we have classified all of our outstanding debt as current on our balance sheet. In addition, as a result of CapitalSource and Annex having the ability to call our debt at any point in time, all related exit fees were accrued and all remaining deferred financing fees were written off as of June 30, 2005.  As discussed in Note 2 of Notes to Financial Statements and in Part II, Item 5 “Other Information,” on August 9, 2005, our Loan Agreement with CapitalSource was amended to reduce the exit premium from $750,000 to $650,000.

Both CapitalSource and Annex currently have the right to declare all of the outstanding amounts due to them under their respective agreements immediately due and payable.  We do not currently have the cash or alternative financing source needed in order to pay such amounts. In addition, we have incurred net losses applicable to common shareholders for fiscal years 2004, 2003 and 2002 and in the first three quarters of 2005.  We had a total shareholders’ deficit at September 30, 2004 and at June 30, 2005. We are highly leveraged and have significant annual interest and dividend accruals related to our convertible note payable and convertible redeemable preferred stock, which contribute to our net losses and shareholders’ deficit.

In order to address our debt service requirements, our management has been exploring various potential strategic alternatives, including the possibilities of: a potential transaction or transactions to take Gardenburger private pursuant to the Securities Exchange Act of 1934, as amended (a “Going Private Transaction”); a potential transaction or transactions to sell our stock and/or assets to a third party buyer (a “Sale Transaction”); and a potential negotiated restructuring of our indebtedness with our existing major creditors (a “Negotiated Restructuring”) that could involve a prearranged or prepackaged plan of reorganization to be implemented through the commencement of a case under Chapter 11 of the United States Bankruptcy Code (a “Reorganization Plan”). No definitive agreements have been entered into with respect to any of a Going Private Transaction, a Sale Transaction or a Negotiated Restructuring. If we cannot complete one or more of the strategic alternatives set forth above, we ultimately may need to consider other alternatives, including, but not limited to, a Chapter 11 bankruptcy filing without a prearranged or prepackaged Reorganization Plan. There can be no assurance that we would be able to reorganize successfully in such a proceeding.

These factors raise substantial doubt about our ability to continue as a going concern.

Fiscal 2005 Cash Flow Initiatives

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

To improve our cash flow and liquidity, we have identified the following initiatives, among others for fiscal 2005:

•                  A full year reduction of approximately $2.0 million in finished goods inventories which were built up over the 2002-2004 timeframe;

•                  A reduction in slotting fees from approximately $3.1 million in 2004 to approximately $700,000 in 2005;

•                  A reduction in capital expenditures from approximately $1.4 million in 2004 to no more than approximately $250,000 in 2005;

•                  The completion, on October 1, 2004, of a reduction in workforce at our manufacturing facility;

•                  A ban on non-essential travel and other administrative costs;

•                  The negotiation of extended payment terms with several of our major vendors; and

•                  The institution of additional cash management and tracking procedures.

As a result of the various initiatives, during the first three quarters of fiscal 2005, we were able to reduce our short-term note payable by $571,000, make scheduled principal payments of $1.5 million on our long-term debt and fund all interest payments on our CapitalSource debt. Net cash provided by operating activities for the nine months ended June 30, 2005 improved by $3.1 million from the same period of last year.

Our financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

General

We were not in compliance with our minimum adjusted EBITDA covenants as of June 30, 2005 as detailed in the following table.

Covenant	Requirement for the quarter ended June 30, 2005	As calculated for the quarter ended June 30, 2005	Required by
Minimum adjusted EBITDA	$1.6 million/ $1.25 million	$0.8 million	Loan Agreement/ Convertible Note
Maximum capital expenditures	$100,000	none	Loan Agreement

In the first nine months of fiscal 2005, cash provided by operations totaled $2.3 million. This cash was used to pay down $571,000 on our short-term note payable and $1.5 million on our long-term debt, as well as to fund $201,000 of capital expenditures.

Accounts receivable increased $227,000 to $3.1 million at June 30, 2005 from $2.8 million at September 30, 2004, due primarily to reductions in trade spending accruals, which are reported as an offset to accounts receivable. Days sales outstanding were approximately 22 days at both June 30, 2005 and September 30, 2004.

Inventories decreased $2.5 million to $6.5 million at June 30, 2005 compared to $9.0 million at September 30, 2004.  This decrease was due to a planned reduction in finished goods inventories to improve cash flow and liquidity. Inventory turned approximately 4.8 times on an annualized basis in the third quarter of fiscal 2005 compared to approximately 3.2 times in the third quarter of fiscal 2004.

Other current liabilities decreased $2.8 million to $0.8 million at June 30, 2005 compared to $3.6 million at September 30, 2004, due primarily to the transfer of $3.2 million of accrued interest at September 30, 2004 due on our Convertible Note to the Convertible Note balance.

Capital expenditures of $0 and $201,000 during the three and nine-month periods ended June 30, 2005 were primarily used for manufacturing equipment. As amended in February 2005, our CapitalSource Loan Agreement limits our capital expenditures as follows: capital expenditures must not exceed $100,000 for the quarterly period ended June 30, 2005, $100,000 for the quarterly period ending September 30, 2005, and $600,000 for each fiscal year thereafter. We anticipate spending no more than $250,000 on capital expenditures in fiscal 2005 primarily for manufacturing equipment.

Other long-term assets decreased $367,000 to $329,000 at June 30, 2005 compared to $696,000 at September 30, 2004 primarily due to the write-off of all remaining deferred financing fees during the third quarter of fiscal 2005 as a result of CapitalSource and Annex having the ability to call our debt at any point in time, as discussed in Notes 1 and 2 of Notes to Financial Statements.  The write-off of deferred financing fees, which is reflected as a component of interest expense, totaled $280,000 and $359,000 in the three and nine-month periods ended June 30, 2005.

Our Loan Agreement with CapitalSource provides for an $8.0 million term loan with a maturity of January 31, 2007 and a $7.0 million short-term note payable (together, “the Loans”). The Loan Agreement permits us to request advances under the $7.0 million short-term note payable up to the sum of 85% of eligible receivables and 60% of eligible inventory.  At June 30, 2005, there was approximately $1.5 million remaining available on the CapitalSource short-term note payable, which will be used as needed for working capital. Although we were out of compliance with certain covenants of the Loan Agreement as of June 30, 2005, we are in discussions with CapitalSource regarding such defaults, and believe that the continuing use of this short-term note payable will not be interrupted. As a result of CapitalSource having the ability to call our debt at any point in time, the balance outstanding of $4.0 million on the term loan includes the full $650,000 of accrued exit fees at June 30, 2005 and, accordingly, no exit fees will be accrued in future periods related to the Loan Agreement. As discussed in Note 2 of Notes to Financial Statements, in August 2005, our Loan Agreement with CapitalSource was amended to reduce the exit premium from $750,000 to $650,000.

Our Convertible Note balance includes the following (in thousands):

	June 30, 2005	September 30, 2004
Principal	$17,156	$16,906
Accrued Interest	5,369	—
Exit Premium	4,505	2,486
	$27,030	$19,392

The Convertible Note requires payment of a 20% premium on the principal plus accrued but unpaid interest at repayment or maturity. As a condition to the February 2005 amendments to our CapitalSource Loan Agreement, we are prohibited from making any cash payments to Annex until CapitalSource has been paid in full.  Accordingly, all accrued interest, totaling $5.4 million as of June 30, 2005, and future interest on the Convertible Note, including the $250,000 fee for the February 2005 amendments, will be assessed the 20% exit fee. The maturity date of the Convertible Note is June 15, 2007, however, as discussed in Note 1 of Notes to Financial Statements, all principal and accrued interest has been recorded as a current liability on our balance sheet as of June 30, 2005 because we were out of compliance with certain financial covenants as of June 30, 2005. In addition, as a result of Annex having the ability to call the Convertible Note at any point in time, we accrued the full 20% exit premium as of June 30, 2005. The Convertible Note is convertible into common stock at the election of the holder; the conversion price at June 30, 2005 was $9.78 per share.

Payments under our term loan, our Convertible Note, our operating leases and other obligations are significant.  As discussed above, due to our non-compliance with the financial covenants, all amounts due under our term loan and our Convertible Note have been classified as current on our balance sheet as of June 30, 2005. A schedule of payments remaining due at June 30, 2005 in the next five fiscal years, including exit fees of $650,000 for the term loan and approximately $4.5 million for the Convertible Note, is as follows (in thousands):

	Total	Remainder of Fiscal 2005	Fiscal 2006-2007	Fiscal 2008-2009	Thereafter
Principal on Term Loan	$4,011	$500	$3,511	$—	$—
Convertible Note	27,030	—	27,030	—	—
Operating Leases	1,601	170	1,269	162	—
Purchase Order Obligations	1,197	1,197	—	—	—
License Agreement	291	20	150	121	—
Retention Agreements	1,445	—	1,445	—	—
Total	$35,575	$1,887	$33,405	$283	$—

We have 552,500 shares of Series C Convertible Preferred Stock and 97,500 shares of Series D Convertible Preferred Stock outstanding. The Series C preferred shares are convertible into common stock at a price of $10 per share and the Series D preferred shares are convertible at $3.75 per share (subject to antidilution adjustments), in each case based on a base price of $50.00 per share, at any time at the discretion of the holder. Both series of preferred stock are entitled to a 12% cumulative annual dividend payable upon redemption of the stock or in the event of a sale or liquidation of Gardenburger. The terms of the Series C and Series D Stock provide for a 10% premium on any liquidation or redemption.  The earliest date on which holders may require redemption of their shares is June 30, 2008, at which point they may be redeemed at the election of the holders or, under certain conditions, at our discretion. The 10% redemption premium, which totals $4.3 million, is being accreted over the redemption period.  At June 30, 2005, $2.9 million of the redemption premium has been accreted and is included in the preferred stock balance on the balance sheet. The liquidation preference of the Series C and Series D Stock was $61.0 million at June 30, 2005.

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

We are required to make estimates regarding the level of coupon redemption, the amount of product to be purchased by certain customers over certain time periods and related volume-based and off-invoice discounts, and slotting fees based on product shipments in order to estimate our overall trade spending. These estimates are reviewed and recorded on a monthly basis based on information provided by our regional sales managers as to the types of arrangements that have been made with our customers, historical results and current period activity, and are recorded in our financial statements as an offset to sales and trade receivables.  Trade spending totaled $7.1 million in the first nine months of fiscal 2005, $12.1 million in fiscal 2004 and $11.8 million in fiscal 2003.  If our estimates are not reflective of actual results, we may be required to record adjustments that could materially affect our results of operations and financial condition for any given period.

Slotting Fees

Slotting fees are a type of trade spending and refer to oral arrangements pursuant to which the retail grocer allows our products to be placed on the store’s shelves in exchange for a slotting fee. Typically, 12 months is the estimated minimum period during which a retailer agrees to allocate shelf space. However, given that there are no written contractual commitments requiring the retail grocers to allocate shelf space for twelve months, we expense the slotting fees as a reduction of sales in determining net sales in the period the related revenue is recognized for the first shipment of the related product. The level of slotting fees varies based on the number of new product introductions, potential product reintroductions and in what sales channels products are introduced.  Slotting fees, which are included as a component of total trade spending, totaled $0.6 million in the first nine months of fiscal 2005, $3.1 million in fiscal 2004 and $2.2 million (pro forma) in fiscal 2003.  Prior to fiscal 2004, we capitalized and amortized slotting fees over a 12-month period and, accordingly, the fiscal 2003 amount is pro forma assuming it was computed based on our current accounting policy.

Inventory Valuation Allowance

We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, historical spoilage rates and other factors.  Raw materials are reviewed periodically by our operating personnel for spoilage.  Finished goods are reviewed periodically by operating personnel to determine if inventory carrying costs exceed market selling prices.  If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change. Write-offs of inventory totaled $208,000 in the first nine months of fiscal 2005, $213,000 in fiscal 2004 and $140,000 in fiscal 2003 and, as of June 30, 2005 and September 30, 2004, our inventory valuation allowance totaled $128,000 and $140,000, respectively. We have not experienced material losses related to our inventories in the past and believe that the current level of valuation allowance is adequate.

Accounts Receivable and Allowances for Uncollectible Accounts

Credit limits are established through a process of reviewing the financial history and stability of each customer.  We regularly evaluate the collectibility of our trade receivable balances by monitoring past due balances.  If it is determined that a customer will be unable to meet its financial obligation, we record a specific reserve for bad debts to reduce the related receivable to the amount we expect to recover.  If circumstances related to specific customers deteriorate, our estimates of the recoverability of receivables associated with those customers could materially change.  We recorded $5,000 in bad debt write-offs in the first nine months of fiscal 2005, $3,000 in fiscal 2004 and $7,000 in fiscal 2003 and, as of June 30, 2005 and September 30, 2004, our allowance for bad debts totaled $100,000 and $104,000, respectively. Historically, bad debts have not had a material effect on our results of operations or financial condition, and we believe our allowance for doubtful accounts is adequate.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Amounts outstanding under our Loan Agreement bear interest at rates tied to the prime rate with a minimum rate of 10% on the term loan and 8% on the short-term note payable. At June 30, 2005, we had $3.4 million outstanding at an interest rate of 10.75% on the term loan and $4.2 million outstanding at an interest rate of 8.75% on the short-term note payable. A hypothetical 10% increase in the prime rate would increase the interest rates currently being charged under the Loan Agreement to 11.375% for the term loan and 9.375% for the short-term note payable. Based on amounts outstanding under the Loan Agreement at June 30, 2005, a 10% increase in the prime rate would increase our annual interest expense by approximately $48,000 compared to the interest rates in effect at June 30, 2005.

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

We are in the process of undertaking steps to remedy these material weaknesses and significant deficiencies.  In October 2004, we retained Singer Lewak Greenbaum and Goldstein, LLP (“SLGG”) as an independent third party to assist management in the preparation of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOA 404”).  SLGG assisted in the formation of a cross representational Steering Committee, whose charter includes the responsibility for SOA 404 compliance and remediation implementation.  In November 2004, we hired a Manager of Business Systems and Analysis responsible for, among other things, providing support for Sarbanes-Oxley compliance.  The individual assisted the Chief Financial Officer and Controller and provided additional segregation of duties consistent with our objectives. This individual resigned his position on July 29, 2005.

Management is diligently working to implement control enhancements to eliminate the combined BDO and Steering Committee findings and risk areas identified through documentation surveys, pending internal control test verification.  Significant deficiencies are currently being corrected and remediated in efforts to meet SOA 404 compliance prior to fiscal year-end September 30, 2006.  A majority of the significant deficiencies communicated in our Form 10-K for the year ended September 30, 2004 and in our Form 10-Qs for the quarters ended December 31, 2004 and March 31, 2005 have been remediated (refer to Item 9A of the 2004 10-K and Item 4 of the 10-Qs).  The internal control remediation efforts will help build a sound internal control structure and eliminate the observed significant deficiencies.  Below is a listing of some of the issues that have been remediated and corrected, pending third party verification:

•                  Segregation of duties of Human Resources and Payroll Processing has occurred.

•                  New controls have been added and implemented for vendor selection and disbursement processing.

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

•                  Inventory tag protocol along with finished goods inventory reconciliations have been improved and deficiencies have been remediated.

•                  IT password controls have been strengthened along with data back-up and storage procedures.

The following issues are currently under active management remediation and Steering Committee oversight:

•                  Segregation of duties through the Enterprise Resource Planning System is nearing completion.

•                  Standard accounting procedure documentation is nearing completion and pending review.

•                  IT governance, controls, policies and procedures are documented, pending final revision review.

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

Pursuant to SOA 404, we will be required to furnish a report on management’s assessment of the effectiveness of our internal control over financial reporting as part of our Annual Report on Form 10-K for the fiscal year ending September 30, 2006. Our independent registered public accountants will then be required to attest to, and report on, our assessment. In order to issue our report, our management must document both the design of our internal control over financial reporting and the testing processes that support management’s evaluation and conclusion. Our management has begun the necessary processes and procedures for issuing its report on our internal control over financial reporting. However, we may face significant challenges in implementing the required processes and procedures. There can be no assurance that we will be able to complete the work necessary for our management to issue its management report in a timely manner, or that management will be able to report that our internal control over financial reporting is effective.

The statements contained in Exhibit 31.1 and 31.2 should be considered in light of, and read together with, the information set forth in this Item 4.

PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

As of June 30, 2005, we were out of compliance with certain of the financial covenants in our Loan Agreement with CapitalSource and our Note Purchase Agreement and Convertible Note with Annex.  We are in discussions with CapitalSource and Annex regarding such defaults. As of the filing of this Form 10-Q, these defaults had not been cured.  Because of such non-compliance and as a result of CapitalSource and Annex having the ability to call our debt at any point in time, the outstanding principal, interest and accrued exit fees, totaling $8.2 million under the Loan Agreement with CapitalSource and $27.0 million under the Convertible Note, were classified as current on our balance sheet as of June 30, 2005.  See also Note 1 and Note 2 of Notes to Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on April 14, 2005, at which time the following actions were taken:

1.               The five nominees for election as directors were elected.  The voting results follow:

Director Name	Votes For	Votes Withheld
Charles E. Bergeron	10,514,868	373,865
Barry E. Krantz	10,517,070	371,663
Richard L. Mazer	10,350,218	538,515
Scott C. Wallace	10,348,331	540,402
Paul F. Wenner	10,350,818	537,915

2.               The appointment of Haskell & White LLP as our independent registered public accounting firm was ratified.  The voting results follow:

Number of Votes For	Number of Votes Against	Number of Shares Abstaining	Number of Broker Non-Votes
10,648,974	233,120	6,639	—

Item 5.  Other Information

Because this Quarterly Report on Form 10-Q is being filed within four business days of the applicable triggering event, the following information is provided pursuant to Item 1.01 Entry into a Material Definitive Agreement of Form 8-K, pursuant to the guidance provided by the SEC Division of Corporation Finance in the Current Report on Form 8-K Frequently Asked Questions, dated November 23, 2004.

On August 9, 2005, we entered into a Ninth Amendment to Revolving Credit and Term Loan Agreement (“Ninth Amendment”) with CapitalSource.  See discussion of our Loan Agreement with CapitalSource under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above. The Ninth Amendment reduced the exit premium payable to CapitalSource from $750,000 to $650,000, which we agreed to prepay in consideration for such discount.  Under the terms of the Ninth Amendment, the exit premium shall be deemed a request for an advance under our revolving credit facility and shall be added to our obligations under the Loan Agreement.  The Ninth Amendment is filed as Exhibit 10.11 to this Form 10-Q.

Item 6.  Exhibits

(a) The exhibits filed as a part of this report are listed below and this list is intended to comprise the exhibit index:

10.1	Amended and Restated Retention Agreement, dated May 4, 2005, by and between Gardenburger, Inc. and Scott C. Wallace. (1)
10.2	Amended and Restated Retention Agreement, dated May 4, 2005, by and between Gardenburger, Inc. and James W. Linford. (1)
10.3	Amended and Restated Retention Agreement, dated May 4, 2005, by and between Gardenburger, Inc. and Robert T. Trebing, Jr. (1)
10.4	Amended and Restated Retention Agreement, dated May 4, 2005, by and between Gardenburger, Inc. and Robert Dixon. (1)
10.5	Amended and Restated Retention Agreement, dated May 4, 2005, by and between Gardenburger, Inc. and Lori Luke. (1)
10.6	Second Amended and Restated Retention Agreement, dated July 19, 2005, by and between Gardenburger, Inc. and Scott C. Wallace (2).
10.7	Second Amended and Restated Retention Agreement, dated July 19, 2005, by and between Gardenburger, Inc. and James W. Linford (2).
10.8	Second Amended and Restated Retention Agreement, dated July 19, 2005, by and between Gardenburger, Inc. and Robert T. Trebing, Jr. (2).
10.9	Second Amended and Restated Retention Agreement, dated July 19, 2005, by and between Gardenburger, Inc. and Robert Dixon (2).
10.10	Second Amended and Restated Retention Agreement, dated July 19, 2005, by and between Gardenburger, Inc. and Lori Luke (2).
10.11	Ninth Amendment to Revolving Credit and Term Loan Agreement, dated August 9, 2005, by and among Gardenburger, Inc., CapitalSource Finance LLC and the Lenders party thereto.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	Certifications Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Incorporated by reference from Gardenburger, Inc.’s Current Report on Form 8-K, filed May 9, 2005.
(2)	Incorporated by reference from Gardenburger, Inc.’s Current Report on Form 8-K, filed July 20, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2005	GARDENBURGER, INC.

	By:	/s/ROBERT T. TREBING, JR.
Robert T. Trebing, Jr.
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)