Form 10-K
period 2005-09-30
GARDENBURGER INC
filed 2005-12-16
CIK 859735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2005

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

Common Stock, no par value

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐    No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $545,603 computed by reference to the last sales price as reported by the NASD’s OTC Bulletin Board ($0.07) as of the last business day of the Registrant’s most recently completed second fiscal quarter, March 31, 2005.

The number of shares outstanding of the Registrant’s Common Stock as of December 14, 2005 was 9,002,101 shares.

Documents Incorporated by Reference

None.

GARDENBURGER, INC.

2005 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

Item 1.	Business

Item 1A.	Risk Factors

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Signatures

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

General

Gardenburger, Inc. was organized in 1985 as an Oregon corporation under the name Wholesome & Hearty Foods, Inc. and completed its initial public offering in 1992.  In October 1997, we changed our name to Gardenburger, Inc; and, as our product line expanded to include meat alternative offerings beyond veggie burgers, began doing business in 2002 as Gardenburger Authentic Foods Company.  Our common stock trades on the over-the-counter market and is quoted on the NASD’s OTC Bulletin Board.

Going Concern and Chapter 11 Filing

Our financial statements have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  However, we were out of compliance with certain debt covenants as of June 30, 2005 and September 30, 2005. Because of such non-compliance, we classified all of our outstanding debt as current beginning with our June 30, 2005 balance sheet. In addition, as a result of CapitalSource Finance, LLC (“CapitalSource”) and Annex Holdings I LP (“Annex”) having the ability to call our debt at any point in time, all related exit fees were accrued and all remaining deferred financing fees were written off during the third quarter of fiscal 2005.

Both CapitalSource and Annex currently have the right to declare all of the outstanding amounts due to them under their respective agreements immediately due and payable; however, the outstanding indebtedness due and payable to CapitalSource was refinanced as described below. We do not currently have the cash or alternative financing source needed in order to pay such amounts. In addition, we have a working capital deficiency, incurred substantial net losses applicable to common shareholders for fiscal years 2005, 2004 and 2003 and had negative operating cash flow in 2004.  We had a total shareholders’ deficit at September 30, 2005 of $82.0 million. We are highly leveraged and have significant annual interest and dividend accruals related to our convertible note payable and convertible redeemable preferred stock, which contribute to our net losses and shareholders’ deficit.

Operating under this heavy debt burden and facing a continuing decline in our product category and increased competition during 2005, we determined that in order to maximize value for our creditors and, if feasible, preferred shareholders, we moved forward with an effort to sell our business as a going concern.  We made this decision recognizing (i) the likelihood that we did not have sufficient resources or credit availability to effectively defend our market share in the grocery channel under existing circumstances, (ii) the significant risk that our enterprise value would further erode if we continued to operate our business on a highly leveraged basis, and (iii) that there was substantial doubt, if we continued to operate under our existing debt burden, regarding our ability to continue as a going concern.  Based on our going concern sale efforts in fiscal 2005, we have determined that the value of Gardenburger is inadequate to allow for any recovery or retention of rights by our equity holders.

Following several unsuccessful efforts to sell Gardenburger as a going concern over the past six years, including our fiscal 2005 efforts, as well as unsuccessful efforts to restructure and recapitalize Gardenburger, partially due to a lack of consensus between Annex and our preferred shareholders regarding distribution of the proceeds of a sale and the allocation of rights under a restructuring, on October 14, 2005, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California, Santa Ana Division (the “Bankruptcy Court”) (Case No. SA 05-19539-JB) (the “Chapter 11 Case”). In connection with this Chapter 11 Case, on December 9, 2005, we filed a Plan of Reorganization (the “Plan”) and a related Disclosure Statement with the Bankruptcy Court.

Significant terms of the Plan are as follows:

•                  Amounts due to holders of general unsecured claims will be fully paid over an 18 month period;

•                  All outstanding preferred stock and common stock will be terminated with no compensation to the holders thereof, thereby converting Gardenburger to a privately held company from a publicly held company;

•                  Elimination of all principal, accrued interest and accrued exit fees due pursuant to our Note Purchase Agreement, as amended, and Second Amended and Restated Convertible Senior Subordinated Note, as amended (the “Convertible Note”) held by Annex, which totaled $28.0 million as of September 30, 2005, and issuance of new equity interests in Gardenburger to Annex in full satisfaction of this claim;

•                  Payment of all principal and accrued interest due pursuant to our Revolving Credit and Term Loan Agreement, as amended (the “Loan Agreement”) with CapitalSource, which totaled approximately $8.2 million as of September 30, 2005; and

•                  Ongoing operation of our business on a viable basis following confirmation of the Plan.

We will continue to operate our business in the ordinary course as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code.

Bankruptcy law does not permit solicitation of acceptances of the Plan until the Bankruptcy Court approves the applicable Disclosure Statement relating to the Plan as providing adequate information of a kind, and in sufficient detail, as far as is reasonably practicable in light of the nature and history of the debtor and the condition of the debtor’s books and records, that would enable a hypothetical reasonable investor typical of the holder of claims or interests of the relevant class to make an informed judgment about the Plan.  Accordingly, this is not intended to be, nor should it be construed as, a solicitation for a vote on the Plan.  We will emerge from the Chapter 11 Case if and when the Plan is confirmed by the Bankruptcy Court.

The filing of the Chapter 11 Case constituted events of default under our Loan Agreement with CapitalSource and our Convertible Note held by Annex.  As a result of the events of default, all debt outstanding under such loan documents became automatically and immediately due and payable.  As of September 30, 2005, the amount of outstanding debt and accrued interest under the Loan Agreement was approximately $8.2 million, which was paid on November 22, 2005 utilizing proceeds from our debtor-in-possession credit facilities discussed below. The amount of outstanding debt under the Convertible Note was approximately $28.0 million as of September 30, 2005. We believe that any effort of Annex to enforce their rights under the Convertible Note will be stayed as a result of the filing of the Chapter 11 Case. In any event, we understand that Annex does not currently contemplate any such action and that Annex supports the Plan.

Debtor-in-Possession Credit Facilities

In connection with the Chapter 11 Case, on October 17, 2005, and as approved by the Bankruptcy Court on October 18, 2005, we entered into an interim financing arrangement with CapitalSource.  In addition, senior and second lien credit facilities with Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division (“WFBC”), and GB Retail Funding, LLC (“GB”), respectively, were approved by the Bankruptcy Court on November 16, 2005.

We require credit facilities for use during the Chapter 11 Case (“DIP Financing”) and to meet our working capital needs and fund our obligations under the Plan upon and following the effective date of the Plan (“Exit Financing”).

The WFBC credit facilities provide for a secured revolving line of credit (the “WFBC Revolving Credit Facility”) in an amount not to exceed $7.5 million and a secured equipment term loan (the “WFBC Term Credit Facility”) of $2.2 million. As of December 14, 2005, the amounts outstanding under the WFBC Revolving Credit Facility and the WFBC Term Credit Facility were $0.4 million and $2.2 million, respectively. Upon the effective date of the Plan that is satisfactory to WFBC, the WFBC credit facilities will convert to Exit Financing facilities by automatically extending the maturity date of the WFBC credit facilities to the date thirty-six months after the date of closing of the WFBC credit facilities (November 22, 2008). The WFBC credit facilities were used to refinance our CapitalSource debt and will provide for ongoing working capital needs and for payment of obligations under, and in accordance with, the Plan.  All loans, advances and obligations under the WFBC credit facilities are secured by first priority security interests on all of our assets and reorganized Gardenburger, except general intangible assets (i.e., intellectual property, trademarks, brand names and domain names) and proceeds thereof.

The amount available under the WFBC Revolving Credit Facility is the lesser of (i) $7.5 million or (ii) up to the sum of: (i) 85% of eligible accounts receivable and (ii) the lesser of (a) $4.5 million or (b) the lesser of (x) 44.9% of eligible raw materials inventory plus 63.4% of eligible finished goods inventory or (y) 85% of the appraised net orderly liquidation value of eligible raw material inventory and eligible finished goods inventory, less (iii) reserves maintained by WFBC.  The interest rate on the WFBC Revolving Credit Facility is the Prime Rate plus 0.50% per annum floating, payable monthly in arrears calculated on the basis of actual days elapsed in each year of 360 days. We or reorganized Gardenburger may also elect to fix the rate of interest on portions of revolving advances at an interest rate equal to 3.25% over Wells Fargo LIBOR.  The default rate of interest will be 3.00% higher than the rate otherwise payable.  A fee of 0.50% per annum on the unused portion of the WFBC Revolving Credit Facility will be payable monthly in arrears.   As of December 14, 2005, we had $0.4 million outstanding on the WFBC Revolving Credit Facility at an interest rate of 7.75% and $3.1 million available for future use.  We utilized $0.7 million of the proceeds from this facility to pay off the entire balance owed to CapitalSource pursuant to their Loan Agreement and, accordingly, as of the date of the filing of this Form 10-K, we do not owe any amounts to CapitalSource.

The initial amount available under the WFBC Term Credit Facility was $2.2 million.  The interest rate on the WFBC Term Facility is the Prime Rate plus 1.00% per annum floating, payable monthly in arrears, calculated on the basis of actual days lapsed in a year of 360 days.  We or reorganized Gardenburger may also elect to fix the rate of interest on portions of term advances at an interest rate equal to 3.75% over Wells Fargo LIBOR.  The default rate of interest will be 3.00% higher than the rate otherwise payable.  As of December 14, 2005, we had $2.2 million outstanding on the WFBC Term Credit Facility at an interest rate of 8.25%.

Pursuant to the Credit and Security Agreement, dated November 22, 2005, governing the WFBC credit facilities (the “WFBC Credit Agreement”), we are required to comply with certain financial covenants, which are described below:

(a)  We are required to maintain a minimum Availability (as defined in the WFBC Credit Agreement) as follows:

Dates	Minimum Availability
11/22/05 through 12/02/05	$2,000,000
12/03/05 through 12/30/05	$1,750,000
12/31/05 and at all times thereafter	$1,500,000

(b)  We are required to achieve Net Cash Flow (as defined in the WFBC Credit Agreement) in an amount not less than the amount set forth below for the periods set forth below:

Test Period	Minimum Net Cash Flow
10/01/05 through 12/02/05	$(900,000)
10/29/05 through 12/30/05	$(600,000)
12/03/05 through 01/27/05	$(1,800,000)
12/31/05 through 02/24/06	$200,000

(c)  We are required to achieve, for each period described below, gross sales of not less than the amount set forth for each such period:

Period	Minimum Gross Sales
10/01/05 through 10/31/05	$3,600,000
11/01/05 through 11/30/05	$3,000,000
12/01/05 through 12/31/05	$3,600,000
01/01/06 through 01/31/06	$4,300,000
02/01/06 through 02/28/06	$3,900,000
03/01/06 through 03/31/06	$5,100,000
04/01/06 through 04/30/06	$4,500,000
05/01/06 through 05/31/06	$5,200,000
06/01/06 through 06/30/06	$5,200,000
07/01/06 through 07/31/06	$4,700,000

(d)  In the event we fail to achieve the minimum gross sales as set forth in item (c) above for any period set forth above, we are required to achieve, for the period set forth below ending on the same end date as the period for which we failed such minimum gross sales covenant, cumulative Net Sales (as defined in the WFBC Credit Agreement) of not less than the amount set forth below for the period ending on the date set forth below:

Period	Minimum Net Sales
10/01/05 through 10/31/05	$3,100,000
10/01/05 through 11/30/05	$5,700,000
10/01/05 through 12/31/05	$8,600,000
10/01/05 through 01/31/06	$12,100,000
10/01/05 through 02/28/06	$15,500,000
10/01/05 through 03/31/06	$19,700,000
10/01/05 through 04/30/06	$23,700,000
10/01/05 through 05/31/06	$27,800,000
10/01/05 through 06/30/06	$32,000,000
10/01/05 through 07/31/06	$36,000,000

Pursuant to the WFBC Credit Agreement, on or before February 24, 2006, Wells Fargo shall set new covenant levels for item (b) above.  The new covenant levels will be based upon our projections and cash budget for such periods received by Wells Fargo pursuant to the Credit and Security Agreement and will be no less stringent than the present levels, except that with respect to item (b) above, the new covenant levels will be based on a $500,000 negative variance based upon the projections and updated cash flow budget for such periods.  A copy of the Wells Credit Agreement is attached to this Annual Report on Form 10-K as Exhibit 10.74.

The GB Loan Facility consists of a $5.0 million secured single-advance term loan. This facility is secured by a second priority lien in all collateral securing the WFBC credit facilities, except that it is secured by a first priority perfected security interest in all of our general intangible assets (i.e., intellectual property, trademarks, brand names and domain names) and proceeds thereof. The interest rate on the GB Loan Facility is the Prime Rate plus 6.75% per annum floating, payable monthly in arrears. As of December 14, 2005, we had $4.9 million outstanding on the GB Loan Facility at an interest rate of 14.0%. Upon the effective date of the Plan that is satisfactory to GB, the GB Loan Facility will convert to an Exit Financing facility by automatically extending the maturity date of the GB Loan Facility to the date thirty-six months after the date of closing of the GB Loan Facility (November 22, 2008).

Pursuant to the Credit and Security Agreement, dated November 22, 2005, governing the GB Loan Facility (the “GB Credit Agreement”), we are required to comply with certain financial covenants that are identical to the financial covenants described above in connection with the WFBC credit facilities.  A copy of the GB Credit Agreement is attached to this Annual Report on Form 10-K as Exhibit 10.75.

As of December 2, 2005, we were in compliance with all of the financial covenants described above.

Overview

We believe we are one of the leading producers and marketers of meat alternative products and branded veggie burgers. The Gardenburger® product line is a national brand in the retail grocery, food service, club store and natural foods channels of distribution and features core burger offerings such as the Original Gardenburger® veggie burger, meatless soy burgers such as Gardenburger Flame Grilled, and innovative meatless specialty items such as new Gardenburger Meals.

The popularity of protein-based low carbohydrate diets like Atkins and South Beach have positively impacted the sales of beef, pork and chicken and have negatively impacted the meatless category. As these diet trends have slowed, the category velocity declines have stabilized.  In addition, our results were adversely affected in fiscal 2005 by increased competition for market share as a source of growth due to flat consumer consumption. In fiscal 2006, we believe that Gardenburger has the opportunity to strengthen its market share in a relatively flat category through a combination of product mix optimization and repositioning to better leverage the brand’s heritage among heavy category consumers.

Approximately 72% of our gross sales were attributable to the Gardenburger® veggie burger and soy burger products, with the remaining 28% attributable to our newer meat alternative products in fiscal 2005.  Consumers, in general, have been moving to the wider range of meat alternative products becoming available in the marketplace. In response to this development in consumer tastes, in fiscal 2003, we added five new products, including BBQ Chik’n and Meatless Meatloaf.  In the third quarter of fiscal 2004, we introduced a new line of six microwaveable meatless entrees to capitalize on the consumers’ need for convenience. We further expanded our convenience focus with the early fiscal 2005 launch of Gardenburger Wraps.

We intend to continue as an innovative force in the meat alternative category with the objective of being a leading provider of meatless meal alternatives in the four primary distribution channels in which we distribute our products: retail grocery stores; food service, including restaurants, universities and other commercial outlets; club stores; and natural foods outlets. We currently distribute our products through more than 24,000 retail outlets, 30,000 food service outlets, 113 club store locations and 3,500 natural foods stores.

Within the retail grocery channel, our largest channel of distribution, we have approximately 190,000 retail grocery placements of our products, representing an all commodity volume (“ACV”)(1) penetration of

(1) ACV calculates the percentage of U.S. stores that carry at least one Gardenburger product.

approximately 69% as of September 30, 2005, with an average of 5.0 product variations available in each retail outlet.  Each product is commonly referred to as a stock keeping unit (“SKU”).

Business Strategy

In recent years, we have seen increased competition in the meat alternative category, including the veggie burger segment, and have seen our market share of meat alternative burgers decline due to heavy spending by competitors and changes in consumers’ eating habits. Our business strategy consists of the following key elements:

Focus on Achieving Profitability.  We are focused on achieving near-term profitability.  In furtherance of this goal, fixed overhead is closely monitored. Trade and marketing spending is focused on product mix optimization, in-store activity and direct marketing to heavy category users, as we believe this approach has the quickest and most direct impact on sales.

Leveraging Nutritional Benefits of Products.  Gardenburger’s products are inherently good sources of fiber, protein and other vitamins.  The brand continues to leverage these and other functional foods benefits in product introductions.

Increase Key Channel Penetration.  We believe that we are one of the leading producers and marketers of meatless products in the retail grocery, food service, club store and natural foods distribution channels.  Our goal is to manage a strong brand position in these channels with profitability in all channels.  We will focus on improving our product mix to increase share in grocery, ensuring the highest velocity Gardenburger items are on shelf at key retailers.  We are pursuing profitable growth in the food service channel where we have a strong market position across key business segments.  We were selected as a vendor of choice in the Sysco Corporation launch of its Moonrose Vegetarian line, a private label brand of premium products targeted at the emergent food service natural foods segment. In addition, we believe that other distribution channels, such as sandwich chains, K-12 schools and colleges and universities, present growth opportunities, and we continue to actively pursue these opportunities through sales calls to potential customers and research into product types that best suit the particular markets.

Products

Gardenburger is committed to offering great tasting, better-for-you, convenient meatless food choices to consumers.  All of our products are frozen and include: grain-based and soy-based veggie burgers, which are offered in eleven varieties, and include specialized burger products in certain channels, including Gardenburger Sub™ for food service and GardenVegan® for natural food stores.  We also offer a variety of meat analog products including Chik’n Grill, Meatless Riblets, Meatless Meatloaf, and Herb Crusted Cutlet, all of which imitate the taste and texture of beef, chicken or pork products. In addition, in fiscal 2004 and 2005 we introduced Meals and Wraps in the retail and natural food channels to capitalize on the consumers’ need for convenience.

The recipes for our products are proprietary, although they contain commonly known ingredients.  Veggie-grain based burgers contain fresh mushrooms, brown rice or other whole grains, onions, rolled oats, cheeses, bulgur wheat, natural seasonings and spices.  Soy-based products are seasoned to taste like chicken, pork or beef.  All of our meat alternative products are considerably lower in fat and calories than respective meat products of comparable weight, are good sources of protein and are made with all natural grains and vegetables.

Our products are as follows:

Retail Grocery Burger Products

Product	Characterizing Ingredients	Fat	Calories
The Original Gardenburger® sold in boxes of 4/2.5 oz. servings	Mushrooms, brown rice, soy, onions, rolled oats and low-fat cheese	2g	90

Gardenburger Black Bean™ sold in boxes of 4/2.5 oz. servings	Black beans, soy, brown rice, Anaheim chilies, onions, cumin, cilantro	2g	80

Gardenburger Veggie Medley® sold in boxes of 4/2.5 oz. servings	Soy, mushrooms, rolled oats, broccoli, carrots, red and yellow bell peppers	2g	90

Gardenburger Savory Portabella™ sold in boxes of 4/2.5 oz. servings	Portabella mushrooms, wild rice, soy, blue cheese, kashi blend	2.5g	100

Gardenburger Sun-Dried Tomato Basil™ sold in boxes of 4/2.5 oz. servings	Sun-dried tomatoes, soy, mushrooms, rolled oats, mozzarella cheese, basil	3g	100

Gardenburger GardenVegan® sold in boxes of 4/2.5 oz. servings	Bulgur wheat, brown rice, mushrooms, onions	1g	100

Gardenburger Homestyle Classic™ sold in boxes of 4/2.5 oz. servings	Soy, onion, garlic	5g	110

Gardenburger Flame Grilled® sold in boxes of 4/2.5 oz. servings	Soy, natural grill flavor	4g	120

Retail Grocery Meatless Specialty Products

Product	Description	Characterizing Ingredients	Fat	Calories
Gardenburger Flame Grilled Chik’n™ sold in boxes of 4/2.5 oz. servings	Flame grilled meatless chicken	Soy, wheat gluten, sautéed vegetables and herbs	2.5g	100

Gardenburger BBQ Chik’n™ sold in 10 oz. packages	Meatless chicken with sauce	Soy, wheat gluten, barbecue sauce	8g	250

Gardenburger Buffalo Chik’n Wings™ sold in 10 oz. packages	Meatless chicken wings in hot sauce	Soy, wheat gluten, pepper sauce	12g	180

Gardenburger Country Fried Chik’n with Creamy Pepper Gravy™	Meatless breaded chicken cutlet with gravy	Breading, soy, wheat gluten, cream gravy	9g	190

Gardenburger Meatless Riblets™ sold in boxes of 2/5 oz. servings	Meatless pork rib with sauce	Soy, wheat gluten, barbecue sauce	5g	160

Gardenburger Sweet & Sour Pork™ sold in 10 oz. packages	Meatless pork pieces in sweet & sour sauce	Soy, wheat gluten, sweet & sour sauce, green peppers, onion, pineapple	2g	170

Gardenburger Herb Crusted Chicken Patty™ sold in boxes of 4/2.5 oz. servings	Meatless breaded chicken patty	Breading, soy, wheat gluten	9g	170

Gardenburger Breakfast Sausage™ sold in boxes of 6/1.5 oz. patties	Meatless breakfast sausage	Soy	3.5g	50

Gardenburger Meatless Meatballs™ sold in 10 oz. packages	Meatless herbed meatballs	Soy, bread crumbs, parmesan cheese	4.5g	110

Gardenburger Meatless Meatloaf™ sold in 10 oz. packages	Meatless meatloaf with brown gravy	Soy, green pepper, onion, brown gravy	3.5g	130

Retail Grocery Meatless Meals

Product	Characterizing Ingredients	Fat	Calories
Meatless Citrus Glazed Chicken With Green Beans and Rice	Soy, wheat gluten, brown and wild rice, green beans, citrus glaze	2g	220

Meatless Herb Grilled Chicken With Vegetables	Soy, wheat gluten, roasted zucchini, squash, green, red and yellow peppers, butter sauce	5g	220

Meatless Meatballs With Penne Marinara	Soy, breadcrumbs, parmesan cheese, penne pasta, tomato sauce	4.5g	300

Meatless Meatloaf With Broccoli and Red Peppers	Soy, green pepper, onion, brown gravy, broccoli florets, red peppers	4.5g	180

Meatless Southwestern Chicken With Vegetables	Soy, wheat gluten, black beans, corn, grilled peppers, enchilada sauce	1.5g	210

Meatless Sweet and Sour Pork With Rice	Soy, wheat gluten, sweet and sour sauce, green peppers, onion, pineapple, brown rice	4g	310

Black Bean Chipotle Wraps	Black bean patty, tortilla, chipotle sauce, mozzarella cheese	8g	240

Sun-Dried Tomato Basil Wraps	Sun-dried tomato basil patty, tortilla, tomato sauce, mozzarella cheese	8g	240

Club Channel Products

Product	Description	Characterizing Ingredients	Fat	Calories
Original Gardenburger sold in packages of 17/3.5 oz. servings	Veggie-grain style burger	Mushrooms, brown rice, soy, onions, rolled oats and low-fat cheese	4g	130

Gardenburger Meatless Riblets sold in packages of 8/5.0 oz. servings	Analog pork rib with sauce	Soy, wheat gluten, barbecue sauce	5g	210

Food Service Products

Product	Description	Characterizing Ingredients
48/3.4 oz. Original Gardenburger	Veggie-grain style burger	Mushrooms, brown rice, onions, rolled oats and low-fat cheese, soy

60/2.5 oz. Original Gardenburger	Veggie-grain style burger	Mushrooms, brown rice, onions, rolled oats and low-fat cheese, soy

36/5.0 oz. Original Gardenburger	Veggie-grain style burger	Mushrooms, brown rice, onions, rolled oats and low-fat cheese, soy

48/2.75 oz. Gardenburger Sub™	Veggie-grain style burger	Mushrooms, brown rice, onions, rolled oats, red bell pepper and cheese

48/3.4 oz. Gardenburger Veggie Vegan®	Veggie-grain style burger	Soy, mushrooms, rolled oats, broccoli, carrots, red and yellow bell peppers

48/3.4 oz. Gardenburger Santa Fe®	Gourmet burger	Black beans, Anaheim chilies, red and yellow bell peppers, corn, mushrooms, onion

48/2.75 oz. GardenFresh	Veggie-grain style burger	Soy, mushrooms, onions, water chestnuts, carrots, and bell peppers

48/3.4 oz. GardenFresh	Veggie-grain style burger	Soy, mushrooms, onions, water chestnuts, carrots, and bell peppers

48/3.4 oz. Flame Grilled Soy™	Flame grilled meatless burger	Soy, natural grill flavor

48/3.4 oz. Gardenburger Fire Roasted Vegetable®	Gourmet burger	Roasted garlic, sun-dried tomatoes, brown rice, mushrooms, roasted peppers, corn, roasted bell peppers

106/1.5 oz. GardenSausage®	Meatless sausage patty	Soy, vegetarian sausage flavor

53/3.0 oz. Chik’n Grill™	Flame grilled meatless chicken	Soy, sautéed vegetables and herbs

1/10# (220 Nuggets) Chik’n Nuggets™	Breaded meatless chicken nuggets	Breading, soy, wheat gluten

48/3.4 oz. Diner Deluxe Burger™	Fried meatless burger	Soy protein

48/2.75 oz. Gardenburger Black Bean	Gourmet burger	Soy, black beans, brown rice, Anaheim chilies, onion, corn, cilantro

48/3.4 oz. Gardenburger Black Bean	Gourmet burger	Soy, black beans, brown rice, Anaheim chilies, onion, corn, cilantro

48/2.75 oz. Flame Grilled Sub Patty™	Flame grilled meatless burger	Soy, natural grill flavor

53/3.0 oz. Naked Riblets	Meatless riblet	Soy, vegetarian sausage flavor, and spices

48/3.0 oz. Herb Crusted Chicken Patty	Breaded Meatless Chicken Patty	Soy, breadcrumbs, herbs and spices, and natural hickory smoke flavor

Distribution

We primarily distribute our products into four channels: retail grocery, food service, club stores and natural foods stores.

Retail Grocery. Gardenburger products can now be found in more than 24,000 grocery stores with over 190,000 placements.  Our ACV penetration in the U.S. retail grocery channel was approximately 69% as of September 30, 2005, with an average of 5.0 SKUs.  Our products are currently carried in the majority of the major U.S. retail grocery chains.

Food Service. We distribute our products to more than 30,000 food service outlets throughout the U.S. and Canada, including restaurant chains such as Applebee’s, Fuddruckers, Red Robin, Subway, Blimpie and T.G.I. Friday’s.  In many of these restaurants, the Gardenburger brand name appears on the menu.  Additional points of food service distribution include academic institutions, hotels, amusement parks and sports stadiums.  In the United States, there are approximately 800,000 outlets in the food service channel.  We rely primarily on distributors such as Sysco for distribution to this channel.

Club Stores. Our products are distributed to club stores with over 113 locations, primarily Costco.  Currently, these stores carry the Original Gardenburger.  We are also testing Black Bean Chipotle Wrap and Meatless Meatballs in select Costco divisions.

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

We sell our products in North America, primarily through more than 100 independent, commissioned food brokers and more than 800 active distributors. The retail food brokers are independent sales organizations, which have close working relationships with the leading grocery chains, club stores and natural food stores. The food brokers arrange for sales of Gardenburger products, which we then ship and bill directly to the retailers.  Products sold into the food service channel are purchased directly by distributors, which arrange for shipment by temperature-controlled truck to their frozen storage warehouses in principal cities throughout the U.S. for distribution to U.S. food service outlets and some Canadian grocery and food service outlets. Sales to distributors and retailers are final sales and, historically, we have not experienced significant levels of return product requests.

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

Blimpie

Burgerville

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

Geographic Sales

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

Marketing.  Our marketing efforts focus on key seasonal periods for healthy eating.  Factors such as the aging population, obesity concerns and consumer interest in good-for-you products and functional foods will stimulate future consumer acceptance. We utilize in-store vehicles, targeted marketing, website communication and public relations campaigns to market our products.

Research and Development

Our research and development activities are focused on identifying existing nutritional benefits and selectively adding benefits important to vegetarians, as well as improvement and increased efficiency in the manufacturing process.  We continue to develop non-burger items such as breakfast sausage, cutlets and nuggets to meet the needs of the variety-seeking consumer. We conduct our research and development activities at our facilities in Clearfield, Utah.  In fiscal 2005, 2004 and 2003, we spent approximately $357,000, $272,000 and $235,000, respectively, on research and development activities, which are included in sales and marketing expense.

Manufacturing

Our 122,000 square-foot Clearfield facility handles multiple manufacturing lines for our products.  We believe the Clearfield facility will be able to support our growth plans for the foreseeable future.

The manufacturing process involves cleaning, chopping and mixing the ingredients; then forming, baking and quick-freezing the products and finally packaging them. The manufacturing process at our Clearfield facility is highly automated, mixing and baking products in assembly-line fashion with minimal human interaction.  The Clearfield facility also utilizes proprietary ovens that quickly cook the products.  Products are shipped, fully cooked, frozen and packaged, via temperature controlled trucks to distributors throughout North America.

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

Seasonality

The third and fourth quarters of our fiscal year typically have stronger sales due to the summer grilling season. We typically build inventories during the first and second quarters of each fiscal year in anticipation of increased sales in the third and fourth fiscal quarters, although in fiscal 2005, we reduced inventory levels that had built up over the 2002 to 2004 time period in order to improve cash flow and liquidity.

Competition

The market for veggie burgers and other meat alternative products is highly competitive. Our products compete primarily on the basis of brand preference, taste, innovation, quality of natural ingredients, ease of preparation, availability, price and consumer awareness. We believe that our products compare favorably to those offered by our competitors in all of these areas.  We price our products competitively to our primary competitors, although competitors exhibited more aggressive promotional pricing in fiscal 2005 than we did. The calorie and fat content of Gardenburger® products is generally equivalent to that of competitors’ products. According to AC Nielsen, sales of our Gardenburger products represented 9.2% and 10.5% of meatless category sales during fiscal 2005 and fiscal 2004, respectively.

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

Significant Customers

Sysco Foods (“Sysco”) and Dot Foods, Inc. (“Dot”) accounted for approximately 14% and 13%, respectively, of our fiscal 2005 gross sales before trade discounts.  At September 30, 2005, Sysco, Dot and C&S Wholesale Grocers, Inc. (“C&S”) accounted for approximately 14%, 25% and 9% of the gross outstanding accounts receivable balance, respectively.

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

Employees

As of September 30, 2005, we had approximately 156 full-time equivalent employees, with approximately 135 of them employed at our Clearfield facility.  None of our employees are subject to a collective bargaining agreement, and we believe our relations with our employees to be good.

Intellectual Property

We have 22 U.S. registered trademarks, including “Gardenburger,” “Gardenburger Hamburger Classic,” and “GardenSausage.”  We have registered certain trademarks in Australia, Canada, France, Germany, Japan, Mexico and the United Kingdom, along with other smaller countries.

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

Item 1A.  Risk Factors

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our actual results may differ materially from the results projected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, the following:

If we are unable to successfully implement a plan of reorganization under Chapter 11 of the United States Bankruptcy Code, we ultimately may need to consider other alternatives, including, but not limited to, a Chapter 7 liquidation.

On October 14, 2005, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California, Santa Ana Division (the “Bankruptcy Court”) (Case No. SA 05-19539-JB) (the “Chapter 11 Case”). In connection with this Chapter 11 Case, on December 9, 2005, we filed a Plan of Reorganization (the “Plan”) and a related Disclosure Statement with the Bankruptcy Court.

In addition, we have received a report from our independent registered public accounting firm regarding our financial statements for the fiscal year ended September 30, 2005 that included an explanatory paragraph which stated that the financial statements have been prepared assuming we will continue as a going concern. The explanatory paragraph stated that the uncertainty regarding the outcome of our Chapter 11 case raised substantial doubt about our ability to continue as a going concern.

As a result of our financial condition and our Chapter 11 Case, we may find it difficult to operate our business in a normal fashion. In addition, our Chapter 11 Case could adversely affect our ability to enter into collaborative relationships with business partners and our ability to sell our products and could have a material adverse effect on our business, financial condition and results of operations.

Our success depends on our ability to attract and retain key personnel.

We believe that our success will depend, in part, on the continuing services of our key management personnel.  The loss of the services of key personnel could have a material impact on our financial results.  We have entered into retention agreements with our key management personnel in order to help ensure their continued service throughout our Chapter 11 Case. However, we cannot be assured that such retention agreements will be adequate incentive to retain our key management while we are in bankruptcy proceedings. Additionally, our success may depend on our ability to attract and retain additional skilled management personnel.

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

We may have difficulty implementing, in a timely manner, the internal control procedures necessary to allow our management to report on the effectiveness of our internal control.

Pursuant to Section 404 of Sarbanes-Oxley and the rules and regulations promulgated thereunder by the SEC, we will be required to furnish an internal control report of management’s assessment of the effectiveness of our internal control as part of our Annual Report on Form 10-K for the fiscal year ending September 30, 2007. Our auditors will then be required to attest to, and report on, our assessment. In order to issue our report, our management must document both the design of our internal control and the testing processes that support management’s evaluation and conclusion. Our management has begun the necessary processes and procedures for issuing its report on our internal control. However, we may face significant challenges in implementing the required processes and procedures. There can be no assurance that we will be able to complete the work necessary for our management to issue its management report in a timely manner, or that management will be able to report that our internal control over financial reporting is effective.  See also Item 9A for further discussion and analysis of our internal control procedures.

Item 2.  Properties

We lease approximately 5,200 square feet of administrative office space in Irvine, California pursuant to an operating lease with an initial term of three years. Current monthly rent is approximately $11,300.  This lease expires October 31, 2006 and has one renewal option for 24 months.

We lease 122,000 square feet of production space at Freeport Center, Building A-16, in Clearfield, Utah, pursuant to a lease that will terminate on December 31, 2007.  We have the option to renew the lease for one additional five-year term commencing January 1, 2008.  The monthly rent on this facility is currently $41,000.  Our Clearfield, Utah production facility can support sales levels of approximately $220 million at current pricing levels.  Given our current level of sales, we are operating the facility at approximately 35% of overall capacity.

We also lease approximately 6,000 square feet of storage space at the Freeport Center in Clearfield on a month-to-month basis.  The monthly rent for the storage space is approximately $1,000.

Item 3.  Legal Proceedings

There are currently no material, pending legal proceedings to which we are a party.  From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to our business.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2005.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the over-the-counter market and is quoted on the NASD’s OTC Bulletin Board.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The high and low bid quotations for the last two fiscal years were as follows:

Fiscal 2004	High	Low
Quarter 1	$0.54	$0.20
Quarter 2	0.40	0.27
Quarter 3	0.36	0.21
Quarter 4	0.28	0.16

Fiscal 2005	High	Low
Quarter 1	$0.21	$0.07
Quarter 2	0.15	0.03
Quarter 3	0.13	0.06
Quarter 4	0.09	0.05

The number of shareholders of record and approximate number of beneficial owners of our common stock at December 12, 2005 were 725 and 4,000, respectively.

There were no cash dividends declared or paid in fiscal 2005 or 2004 on our common stock and we do not anticipate declaring cash dividends on our common stock in the foreseeable future.  Under the terms of our loan agreement with CapitalSource Finance LLC, we may not pay any cash dividends or other distributions with respect to, or redeem any of, our capital stock.  We also may not, without the consent of Annex Holdings I LP (“Annex”), the current holder of our convertible senior subordinated note, declare or pay any cash dividends or make any distributions with respect to our capital stock or other equity securities to the extent that at least $5 million in principal amount remains outstanding under our convertible senior subordinated note and Annex owns a majority of the then outstanding principal amount of such notes.

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

There were no sales of unregistered securities during fiscal 2005 and we did not purchase any of our outstanding securities during the fourth quarter of fiscal 2005. Information regarding securities authorized for issuance under equity compensation plans is included in Item 12.

Item 6.  Selected Financial Data

	Year Ended September 30,
In thousands, except per share amounts	2005	2004	2003	2002	2001
Statement of Operations Data(1)
Net sales	$46,055	$48,580	$49,447	$54,596	$50,751
Gross margin	15,960	16,307	18,738	22,907	18,193
Sales and marketing expense	12,213	13,844	14,208	13,711	13,586
General and administrative expense	6,105	3,898	5,218	4,210	4,997
Other operating (income) expense, net	(20)	(16)	105	184	57
Operating (loss) income	(2,338)	(1,419)	(793)	4,802	(447)
Interest expense, net	(7,114)	(4,618)	(4,409)	(3,721)	(2,342)
Cumulative effect of a change in accounting for slotting fees	—	(1,150)	—	—	—
Cumulative effect of a change in accounting for goodwill	—	—	(411)	—	—
Preferred dividends and accretion	4,501	4,839	5,177	4,955	4,367
Net loss applicable to common shareholders	$(13,953)	$(12,026)	$(10,790)	$(3,874)	$(7,156)

Basic and diluted loss per share before cumulative effect of a change in accounting principle	$(1.55)	$(1.21)	$(1.15)	$(0.43)	$(0.80)
Basic and diluted loss per share for cumulative effect of a change in accounting principle	—	(0.13)	(0.05)	—	—
Basic and diluted net loss per share applicable to common shareholders	$(1.55)	$(1.34)	$(1.20)	$(0.43)	$(0.80)

Balance Sheet Data
Working capital (deficit)	$(30,370)	$(616)	$5,937	$10,245	$9,857
Total assets	19,861	24,484	28,228	31,062	22,061
Long-term debt, less current maturities	—	3,513	4,979	6,540	—
Convertible note payable	27,988	19,392	18,672	17,596	17,364
Convertible redeemable preferred stock	60,352	55,851	51,012	45,835	40,880
Total shareholders’ deficit	(81,979)	(68,026)	(56,000)	(45,210)	(41,431)

(1)          Net sales and sales and marketing expenses each decreased by $8,806 in fiscal 2001 upon adoption of FASB EITF 00-14, “Accounting for Certain Sales Incentives,” and EITF 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.”

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

Going Concern and Chapter 11 Filing

Our financial statements have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  However, we were out of compliance with certain debt covenants as of June 30, 2005 and September 30, 2005. Because of such non-compliance, we classified all of our outstanding debt as current beginning with our June 30, 2005 balance sheet. In addition, as a result of CapitalSource Finance, LLC (“CapitalSource”) and Annex Holdings I LP (“Annex”) having the ability to call our debt at any point in time, all related exit fees were accrued and all remaining deferred financing fees were written off during the third quarter of fiscal 2005.

Both CapitalSource and Annex currently have the right to declare all of the outstanding amounts due to them under their respective agreements immediately due and payable; however, the outstanding indebtedness due and payable to CapitalSource was refinanced as described below.  We do not currently have the cash or alternative financing source needed in order to pay such amounts. In addition, we have a working capital deficit, incurred substantial net losses applicable to common shareholders for fiscal years 2005, 2004 and 2003 and had negative operating cash flow in 2004. We had a total shareholders’ deficit at September 30, 2005 of $82.0 million. We are highly leveraged and have significant annual interest and dividend accruals related to our convertible note payable and convertible redeemable preferred stock, which contribute to our net losses and shareholders’ deficit.

Operating under this heavy debt burden and facing a continuing decline in our product category and increased competition during 2005, we determined that in order to maximize value for our creditors and, if feasible, preferred shareholders, we moved forward with an effort to sell our business as a going concern.  We made this decision recognizing (i) the likelihood that we did not have sufficient resources or credit availability to effectively defend our market share in the grocery channel under existing circumstances, (ii) the significant risk that our enterprise value would further erode if we continued to operate our business on a highly leveraged basis, and (iii) that there was substantial doubt, if we continued to operate under our existing debt burden, regarding our ability to continue as a going concern.  Based on our going concern sale efforts in fiscal 2005, we have determined that the value of Gardenburger is inadequate to allow for any recovery or retention of rights by our equity holders.

Following several unsuccessful efforts to sell Gardenburger as a going concern over the past six years, including our fiscal 2005 efforts, as well as unsuccessful efforts to restructure and recapitalize Gardenburger, partially due to a lack of consensus between Annex and our preferred shareholders regarding distribution of the proceeds of a sale and the allocation of rights under a restructuring, on October 14, 2005, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California, Santa Ana Division (the “Bankruptcy Court”) (Case No. SA 05-19539-JB) (the “Chapter 11 Case”). In connection with this Chapter 11 Case, on December 9, 2005, we filed a Plan of Reorganization (the “Plan”) and a related Disclosure Statement with the Bankruptcy Court.

Significant terms of the Plan are as follows:

•                  Amounts due to holders of general unsecured claims will be fully paid over an 18 month period;

•                  All outstanding preferred stock and common stock will be terminated with no compensation to the holders thereof, thereby converting Gardenburger to a privately held company from a publicly held company;

•                  Elimination of all principal, accrued interest and accrued exit fees due pursuant to our Note Purchase Agreement, as amended, and Second Amended and Restated Convertible Senior Subordinated Note, as amended (the “Convertible Note”) held by Annex, which totaled $28.0 million as of September 30, 2005, and issuance of new equity interests in Gardenburger to Annex in full satisfaction of this claim;

•                  Payment of all principal and accrued interest due pursuant to our Revolving Credit and Term Loan Agreement, as amended (the “Loan Agreement”) with CapitalSource, which totaled approximately $8.2 million as of September 30, 2005; and

•                  Ongoing operation of our business on a viable basis following confirmation of the Plan.

We will continue to operate our business in the ordinary course as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code.

Bankruptcy law does not permit solicitation of acceptances of the Plan until the Bankruptcy Court approves the applicable Disclosure Statement relating to the Plan as providing adequate information of a kind, and in sufficient detail, as far as is reasonably practicable in light of the nature and history of the debtor and the condition of the debtor’s books and records, that would enable a hypothetical reasonable investor typical of the holder of claims or interests of the relevant class to make an informed judgment about the Plan.  Accordingly, this is not intended to be, nor should it be construed as, a solicitation for a vote on the Plan.  We will emerge from the Chapter 11 Case if and when the Plan is confirmed by the Bankruptcy Court.

The filing of the Chapter 11 Case constituted events of default under our Loan Agreement with CapitalSource and our Convertible Note held by Annex.  As a result of the events of default, all debt outstanding under such loan documents became automatically and immediately due and payable.  As of September 30, 2005, the amount of outstanding debt and accrued interest under the Loan Agreement was approximately $8.2 million, which was paid on November 22, 2005 utilizing proceeds from our debtor-in-possession credit facilities discussed below. The amount of outstanding debt under the Convertible Note was approximately $28.0 million as of September 30, 2005. We believe that any effort of Annex to enforce their rights under the Convertible Note will be stayed as a result of the filing of the Chapter 11 Case. In any event, we understand that Annex does not currently contemplate any such action and that Annex supports the Plan.

Debtor-in-Possession Credit Facilities

In connection with the Chapter 11 Case, on October 17, 2005, and as approved by the Bankruptcy Court on October 18, 2005, we entered into an interim financing arrangement with CapitalSource.  In addition, senior and second lien credit facilities with Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division (“WFBC”), and GB Retail Funding, LLC (“GB”), respectively, were approved by the Bankruptcy Court on November 16, 2005.

We require credit facilities for use during the Chapter 11 Case (“DIP Financing”) and to meet our working capital needs and fund our obligations under the Plan upon and following the effective date of the Plan (“Exit Financing”).

The WFBC credit facilities provide for a secured revolving line of credit (the “WFBC Revolving Credit Facility”) in an amount not to exceed $7.5 million and a secured equipment term loan (the “WFBC Term Credit Facility”) of $2.2 million. As of December 14, 2005, the amounts outstanding under the WFBC Revolving Credit Facility and the WFBC Term Credit Facility were $0.4 million and $2.2 million, respectively. Upon the effective date of the Plan that is satisfactory to WFBC, the WFBC credit facilities will convert to Exit Financing facilities by automatically extending the maturity date of the WFBC credit facilities to the date thirty-six months after the date of closing of the WFBC credit facilities (November 22, 2008). The WFBC credit facilities were used to refinance our CapitalSource debt and will provide for ongoing working capital needs and for payment of obligations under, and in accordance with, the Plan.  All loans, advances and obligations under the WFBC credit facilities are secured by first priority security interests on all of our assets and reorganized Gardenburger, except general intangible assets (i.e., intellectual property, trademarks, brand names and domain names) and proceeds thereof.

The amount available under the WFBC Revolving Credit Facility is the lesser of (i) $7.5 million or (ii) up to the sum of: (i) 85% of eligible accounts receivable and (ii) the lesser of (a) $4.5 million or (b) the lesser of (x) 44.9% of eligible raw materials inventory plus 63.4% of eligible finished goods inventory or (y) 85% of the appraised net orderly liquidation value of eligible raw material inventory and eligible finished goods inventory, less (iii) reserves maintained by WFBC.  The interest rate on the WFBC Revolving Credit Facility is the Prime Rate plus 0.50% per annum floating, payable monthly in arrears calculated on the basis of actual days elapsed in each year of 360 days. We or reorganized Gardenburger may also elect to fix the rate of interest on portions of revolving advances at an interest rate equal to 3.25% over Wells Fargo LIBOR.  The default rate of interest will be 3.00% higher than the rate otherwise payable.  A fee of 0.50% per annum on the unused portion of the WFBC Revolving Credit Facility will be payable monthly in arrears.  As of December 14, 2005, we had $0.4 million outstanding on the WFBC Revolving Credit Facility at an interest rate of 7.75% and $3.1 million available for future use.  We utilized $0.7 million of the proceeds from this facility to pay off the entire balance owed to CapitalSource pursuant to their Loan Agreement and, accordingly, as of the date of the filing of this Form 10-K, we do not owe any amounts to CapitalSource.

The initial amount available under the WFBC Term Credit Facility was $2.2 million.  The interest rate on the WFBC Term Facility is the Prime Rate plus 1.00% per annum floating, payable monthly in arrears, calculated on the basis of actual days lapsed in a year of 360 days.  We or reorganized Gardenburger may also elect to fix the rate of interest on portions of term advances at an interest rate equal to 3.75% over Wells Fargo LIBOR.  The default rate of interest will be 3.00% higher than the rate otherwise payable.  As of December 14, 2005, we had $2.2 million outstanding on the WFBC Term Credit Facility at an interest rate of 8.25%.

Pursuant to the Credit and Security Agreement, dated November 22, 2005, governing the WFBC credit facilities (the “WFBC Credit Agreement”), we are required to comply with certain financial covenants, which are described below:

(a)  We are required to maintain a minimum Availability (as defined in the WFBC Credit Agreement) as follows:

Dates	Minimum Availability
11/22/05 through 12/02/05	$2,000,000
12/03/05 through 12/30/05	$1,750,000
12/31/05 and at all times thereafter	$1,500,000

(b)  We are required to achieve Net Cash Flow (as defined in the WFBC Credit Agreement) in an amount not less than the amount set forth below for the periods set forth below:

Test Period	Minimum Net Cash Flow
10/01/05 through 12/02/05	$(900,000)
10/29/05 through 12/30/05	$(600,000)
12/03/05 through 01/27/05	$(1,800,000)
12/31/05 through 02/24/06	$200,000

(c)  We are required to achieve, for each period described below, gross sales of not less than the amount set forth for each such period:

Period	Minimum Gross Sales
10/01/05 through 10/31/05	$3,600,000
11/01/05 through 11/30/05	$3,000,000
12/01/05 through 12/31/05	$3,600,000
01/01/06 through 01/31/06	$4,300,000
02/01/06 through 02/28/06	$3,900,000
03/01/06 through 03/31/06	$5,100,000
04/01/06 through 04/30/06	$4,500,000
05/01/06 through 05/31/06	$5,200,000
06/01/06 through 06/30/06	$5,200,000
07/01/06 through 07/31/06	$4,700,000

(d)  In the event we fail to achieve the minimum gross sales as set forth in item (c) above for any period set forth above, we are required to achieve, for the period set forth below ending on the same end date as the period for which we failed such minimum gross sales covenant, cumulative Net Sales (as defined in the WFBC Credit Agreement) of not less than the amount set forth below for the period ending on the date set forth below:

Period	Minimum Net Sales
10/01/05 through 10/31/05	$3,100,000
10/01/05 through 11/30/05	$5,700,000
10/01/05 through 12/31/05	$8,600,000
10/01/05 through 01/31/06	$12,100,000
10/01/05 through 02/28/06	$15,500,000
10/01/05 through 03/31/06	$19,700,000
10/01/05 through 04/30/06	$23,700,000
10/01/05 through 05/31/06	$27,800,000
10/01/05 through 06/30/06	$32,000,000
10/01/05 through 07/31/06	$36,000,000

Pursuant to the WFBC Credit Agreement, on or before February 24, 2006, Wells Fargo shall set new covenant levels for item (b) above.  The new covenant levels will be based upon our projections and cash budget for such periods received by Wells Fargo pursuant to the Credit and Security Agreement and will be no less stringent than the present levels, except that with respect to item (b) above, the new covenant levels will be based on a $500,000 negative variance based upon the projections and updated cash flow budget for such periods.  A copy of the Wells Credit Agreement is attached to this Annual Report on Form 10-K as Exhibit 10.74.

The GB Loan Facility consists of a $5.0 million secured single-advance term loan. This facility is secured by a second priority lien in all collateral securing the WFBC credit facilities, except that it is secured by a first priority perfected security interest in all of our general intangible assets (i.e., intellectual property, trademarks, brand names and domain names) and proceeds thereof. The interest rate on the GB Loan Facility is the Prime Rate plus 6.75% per annum floating, payable monthly in arrears. As of December 14, 2005, we had $4.9 million outstanding on the GB Loan Facility at an interest rate of 14.0%. Upon the effective date of the Plan that is satisfactory to GB, the GB Loan Facility will convert to an Exit Financing facility by automatically extending the maturity date of the GB Loan Facility to the date thirty-six months after the date of closing of the GB Loan Facility (November 22, 2008).

Pursuant to the Credit and Security Agreement, dated November 22, 2005, governing the GB Loan Facility (the “GB Credit Agreement”), we are required to comply with certain financial covenants that are identical to the financial covenants described above in connection with the WFBC credit facilities.  A copy of the GB Credit Agreement is attached to this Annual Report on Form 10-K as Exhibit 10.75.

As of December 2, 2005, we were in compliance with all of the financial covenants described above.

General

Approximately 72% of our gross sales were attributable to the Gardenburger® veggie burger and soy burger products, with the remaining 28% attributable to our newer meat alternative products in fiscal 2005. Consumers, in general, have been moving to the wider range of meat alternative products becoming available in the marketplace. In response to this development in consumer tastes, in fiscal 2003, we added five new products, including BBQ Chik’n and Meatless Meatloaf.  In the third quarter of fiscal 2004, we introduced a new line of six microwaveable meatless entrees to capitalize on the consumers’ need for convenience.  Sales of this new line of Gardenburger Meals added $3.7 million of net sales in fiscal 2005. We further expanded our convenience focus with the early fiscal 2005 launch of Gardenburger Wraps, which added $1.7 million of net sales in fiscal 2005.

Our results have been adversely affected by increased competition for market share as a source of growth due to flat consumer consumption. This increased competition contributed to a 4.4% decrease in sales of our veggie burger products in fiscal 2005 compared to fiscal 2004. This comes after drops of 8.7% and 11.0% in fiscal 2004 and 2003, respectively.

Results of Operations

The following table is derived from our Statements of Operations for the periods indicated and presents our results of operations in dollars, as well as a percentage of net sales (dollars in thousands).

Year Ended September 30,	2005	2004	2003
Net sales	$46,055	$48,580	$49,447
Cost of goods sold	30,095	32,273	30,709
Gross margin	15,960	16,307	18,738
Sales and marketing expense	12,213	13,844	14,208
General and administrative expense	6,105	3,898	5,218
Other operating (income) expense, net	(20)	(16)	105
Operating loss	(2,338)	(1,419)	(793)
Interest expense, net	(7,114)	(4,618)	(4,409)
Loss before cumulative effect of a change in accounting for slotting fees and goodwill and before preferred dividends	(9,452)	(6,037)	(5,202)
Cumulative effect of a change in accounting for slotting fees	—	(1,150)	—
Cumulative effect of a change in accounting for goodwill	—	—	(411)
Net loss	(9,452)	(7,187)	(5,613)
Preferred dividends	4,501	4,839	5,177
Net loss applicable to common shareholders	$(13,953)	$(12,026)	$(10,790)

Year Ended September 30, (percentages may not add due to rounding)	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	65.3	66.4	62.1
Gross margin	34.7	33.6	37.9
Sales and marketing expense	26.5	28.5	28.7
General and administrative expense	13.3	8.0	10.6
Other operating (income) expense, net	—	—	0.2
Operating loss	(5.1)	(2.9)	(1.6)
Interest expense, net	(15.4)	(9.5)	(8.9)
Loss before cumulative effect of a change in accounting for slotting fees and goodwill and before preferred dividends	(20.5)	(12.4)	(10.5)
Cumulative effect of a change in accounting for slotting fees	—	(2.4)	—
Cumulative effect of a change in accounting for goodwill	—	—	(0.8)
Net loss	(20.5)	(14.8)	(11.3)
Preferred dividends	(9.8)	(10.0)	(10.5)
Net loss applicable to common shareholders	(30.3)%	(24.8)%	(21.8)%

Net Sales

The $2.5 million, or 5.2% decrease in net sales in fiscal 2005 compared to fiscal 2004 was the result of a reduction in sales of our veggie burger products and our meat alternative products introduced prior to fiscal 2004, partially offset by the introduction of our Gardenburger Wraps, which contributed $1.7 million to our net sales in fiscal 2005, and $3.7 million of sales related to our Gardenburger Meals in fiscal 2005 compared to $2.3 million in fiscal 2004 and a reduction in trade spending.

Net sales to Costco decreased by $372,000, or 8.9%, in fiscal 2005 compared to fiscal 2004.  Effective the second quarter of fiscal 2004, Costco removed the Kirkland Signature co-branding label from our Gardenburger original packaging, which meant that our product was no longer required to be carried by all Costco stores.  After numerous regional presentations, we have been able to partially offset the negative effects of this action and, as of September 30, 2005, approximately 32% of the Costco stores continue to carry our Gardenburger product.

The $0.9 million, or 1.8%, decrease in net sales in fiscal 2004 compared to fiscal 2003 was a result of an 8.7% decrease in sales of our veggie burger products, a decrease in sales to Costco and an increase in trade spending, offset in part by continuing growth in meat alternative products. Sales of products launched after the end of fiscal 2003, which are all meat alternative products, contributed $5.2 million to our net sales in fiscal 2004.

Net sales to Costco decreased by $3.2 million, or 41%, in fiscal 2004 compared to fiscal 2003 as a result of Costco’s decision to remove the Kirkland Signature co-branding label from our Gardenburger original packaging.

Trade spending totaled $9.0 million in fiscal 2005, $12.1 million in fiscal 2004 and $11.8 million in fiscal 2003. Trade spending includes promotions, discounts, contract origination fees and slotting fees. Pursuant to EITF No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” these costs are recorded at the later of when revenue is recognized or when the sales incentive is offered and are generally classified as a reduction of sales.

Gross Margin

The $0.3 million, or 2.1%, decrease in gross margin in fiscal 2005 compared to fiscal 2004 was primarily due to the decreased sales, partially offset by an increase in gross margin as a percentage of net sales. The increase in gross margin as a percentage of net sales in fiscal 2005 compared to fiscal 2004 was primarily due to reduced costs at our manufacturing facility and improved overhead absorption, partially offset by the impact of lower production volume as we reduced our inventory levels, primarily in the second quarter of fiscal 2005, therefore lowering the base over which to spread fixed costs. There were no material changes to raw material costs or selling prices in fiscal 2005 compared to fiscal 2004 and, at the current time, we do not anticipate any material selling price changes in fiscal 2006.

The $2.4 million, or 13.0%, decrease in gross margin and the decrease in gross margin as a percentage of net sales in fiscal 2004 compared to fiscal 2003 were due to decreased veggie burger sales, which have lower production costs than our other products, unfavorable manufacturing variances, which primarily resulted from inefficiencies related to the introduction of our new entrees in the third quarter of fiscal 2004, and higher trade spending. Except for an increase in certain commodity prices, primarily cheese, and certain shipping materials, we did not experience material changes to our raw material costs in fiscal 2004 compared to fiscal 2003.  We also did not make any material selling price changes in fiscal 2004 compared to fiscal 2003.

Sales and Marketing Expense

The $1.6 million, or 11.8%, decrease in sales and marketing expense in fiscal 2005 compared to fiscal 2004 was primarily due to reductions in spending on marketing programs and planned reductions in travel and other non-essential expenditures as we focused on improving our cash flow and liquidity position.  In addition, sales and marketing expense in fiscal 2004 includes approximately $57,000 of costs related to our move to Irvine, California from Portland, Oregon with no comparable costs in fiscal 2005. These factors were partially offset by a $399,000 increase in severance and related costs.

Sales and marketing expense in fiscal 2004 included approximately $57,000 of costs related to our move to Irvine, California from Portland, Oregon compared to $150,000 of such costs in fiscal 2003. The remaining decrease in sales and marketing expense in fiscal 2004 compared to fiscal 2003 was primarily due to the following:

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

General and Administrative Expense

The $2.2 million, or 56.6%, increase in general and administrative expense in fiscal 2005 compared to fiscal 2004 was primarily due to the following:

•                  a $261,000 increase in consulting costs related to Sarbanes-Oxley compliance;

•                  a $263,000 increase in audit costs;

•                  an $899,000 accrual for the new management retention program; and

•                  a $991,000 increase in legal and other professional costs, primarily in connection with the identification of strategic alternatives, including our filing for Chapter 11 bankruptcy protection in October 2005.

These increases were offset by $587,000 of costs in the fiscal 2004 period related to our move to Irvine, California from Portland, Oregon and a $190,000 decrease in depreciation.

The decrease in general and administrative expense in fiscal 2004 compared to fiscal 2003 was primarily due to the following:

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

Other Operating Income (Expense)

Other operating income in fiscal 2005 and fiscal 2004 primarily represents a gain on the sale of other assets.

Other operating expense of $105,000 in fiscal 2003 represents losses on the disposal of fixed assets.

Interest Expense

As discussed above, as a result of CapitalSource and Annex having the ability to call our debt at any point in time, all remaining exit fees were accrued and all deferred financing fees were written off during the quarter ended June 30, 2005.  The accrual of the remaining exit fees at June 30, 2005 resulted in an increase to interest expense in fiscal 2005 of $1.4 million and the write-off of all remaining deferred financing fees resulted in an increase to interest expense in fiscal 2005 of $222,000.  We also recorded the 20% exit premium on interest accrued on the Convertible Note subsequent to June 30, 2005, which totaled $160,000 in the fourth quarter of 2005.  In connection with our Chapter 11 Case discussed above, we ceased the accrual of all interest and exit fees related to our Convertible Note effective October 14, 2005.

In connection with our debt amendments in February 2005, interest on outstanding advances under the revolving notes from February 18, 2005 to May 31, 2005 was at an annual rate of prime rate plus 4.50%. After May 31, 2005, the interest rate reverted back to the annual rate of prime rate plus 2.50%.  In addition, as of February 18, 2005, interest on all outstanding amounts under the Convertible Note accrued at the rate of 15% per annum instead of 13% per annum.

Interest expense in fiscal 2005 also includes $110,000 and $250,000 for the amendment fees paid to CapitalSource and Annex, respectively, related to the February 2005 amendments, as well as $204,000 of legal and other expenses related to the amendments. The amendment fees and related legal and other expenses were primarily expensed in the second quarter of fiscal 2005 since they were related to the waivers of our non-compliance with certain financial covenants.

Income Taxes

A valuation allowance has been recorded for the full amount of deferred tax assets due to the uncertainty regarding the realization of the net deferred tax assets consisting primarily of net operating loss and credit carryforwards.  Accordingly, no benefit has been recorded related to our losses in fiscal 2005, 2004 or 2003.

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

Cumulative Effect of Change in Accounting for Goodwill

In accordance with the adoption provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of fiscal 2003, we tested the carrying value of our goodwill utilizing a discounted cash flow analysis and determined that the remaining balance of $411,000 should be written off.  There was no goodwill on our balance sheet at September 30, 2005 or 2004.

Preferred Dividends and Accretion

Detail of our preferred dividends and accretion is as follows (in thousands):

	Year Ended September 30,
	2005	2004	2003
12% cumulative dividends	$3,900	$3,900	$3,900
Accretion of 10% redemption premium	481	769	1,022
Accretion of original issue discount	120	170	255
	$4,501	$4,839	$5,177

The decreases in accretion from fiscal 2003 to fiscal 2005 were due to extensions of the earliest redemption date for the preferred stock, which extended the time over which the redemption premium and original discount were accreted.

As discussed above, pursuant to our Plan, all shares of preferred stock will be canceled with no compensation to the holders thereof.  Accordingly, we eliminated the accrual of dividends and the accretion of the redemption premium and the original issue discount as of October 14, 2005, the date we filed our Chapter 11 Case.

Inflation

We believe that the impact of inflation was not material for fiscal years 2005, 2004 and 2003.

Liquidity and Capital Resources

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

To improve our cash flow and liquidity, the following actions were taken in fiscal 2005:

•                  A reduction of approximately $2.0 million in finished goods inventories which were built up over the 2002-2004 timeframe;

•                  A reduction in slotting fees from approximately $3.1 million in fiscal 2004 to approximately $0.4 million in fiscal 2005;

•                  A reduction in capital expenditures from approximately $1.4 million in fiscal 2004 to approximately $268,000 in fiscal 2005;

•                  The completion, on October 1, 2004, of a reduction in workforce at our manufacturing facility;

•                  A ban on non-essential travel and other administrative costs;

•                  The negotiation of extended payment terms with several of our major vendors; and

•                  The institution of additional cash management and tracking procedures.

As a result of the various initiatives, during fiscal 2005, we were able to make scheduled principal payments of $2.0 million on our long-term debt, pay the $650,000 exit fee to CapitalSource and fund all interest payments on our CapitalSource debt, which totaled approximately $1.0 million, with only a $453,000 increase in our short-term note payable. Net cash provided by operating activities in fiscal

2005 was $2.5 million, a $3.1 million improvement from the $0.6 million used for operating activities in fiscal 2004.

See “Debtor-in-Possession Credit Facilities” for a discussion of our current DIP Financing and the ultimate conversion to Exit Financing.

General

Accounts receivable increased $371,000 to $3.2 million at September 30, 2005 from $2.8 million at September 30, 2004, due to reductions in trade spending accruals, which are reported as an offset to accounts receivable. Days sales outstanding were approximately 24 days at September 30, 2005 compared to 22 days at September 30, 2004.

Inventories decreased $2.6 million to $6.4 million at September 30, 2005 compared to $9.0 million at September 30, 2004.  This decrease was due to a planned reduction in finished goods inventories to improve cash flow and liquidity. Inventory turned approximately 4.7 times on an annualized basis in the fourth quarter of fiscal 2005 compared to approximately 3.9 times in the fourth quarter of fiscal 2004.

Accrued payroll and employee benefits increased $0.8 million to $1.3 million at September 30, 2005 compared to $0.5 million at September 30, 2004.  The increase is primarily due to $899,000 of accrued retention pursuant to our executive officer retention agreements at September 30, 2005 compared to none at September 30, 2004.

Other current liabilities decreased $2.9 million to $0.6 million at September 30, 2005 compared to $3.6 million at September 30, 2004, due primarily to the transfer of $3.2 million of accrued interest at September 30, 2004 due on our Convertible Note to the Convertible Note balance.

Capital expenditures of $268,000 during fiscal 2005 were primarily used for manufacturing equipment. We anticipate spending no more than $250,000 on capital expenditures in fiscal 2006 primarily for manufacturing equipment.

Other long-term assets decreased $370,000 to $326,000 at September 30, 2005 compared to $696,000 at September 30, 2004 primarily due to the write-off of all remaining deferred financing fees during the third quarter of fiscal 2005 as a result of CapitalSource and Annex having the ability to call our debt at any point in time, as discussed above.  The write-off of deferred financing fees, which is reflected as a component of interest expense, totaled $359,000 in fiscal 2005.

As of September 30, 2005, our Loan Agreement with CapitalSource provided for an $8.0 million term loan with a maturity of January 31, 2007 and a $7.0 million short-term note payable (together, “the Loans”). However, pursuant to our Plan as discussed above, the Loans were paid off and the Loan Agreement was terminated on November 22, 2005 utilizing our DIP Financing.

Our Convertible Note balance included the following (in thousands):

	September 30, 2005	September 30, 2004
Principal	$17,156	$16,906
Accrued Interest	6,167	—
Exit Premium	4,665	2,486
	$27,988	$19,392

According to our Plan, the Convertible Note balance will be extinguished and Annex will be issued new equity interests in Gardenburger in full satisfaction of this claim.  Accordingly, we ceased the accrual of all interest and exit fees related to our Convertible Note effective October 14, 2005.

Contractual payments under our short-term note payable, our term loan, our Convertible Note, our operating leases and other obligations are significant.  A schedule of contractual payments remaining due at September 30, 2005 in the next five fiscal years, including exit fees of approximately $4.7 million for the Convertible Note, is as follows (in thousands):

	Total	Fiscal 2006-2007	Fiscal 2008-2009	Thereafter
Short-Term Note Payable	$5,244	$5,244	$—	$—
Term Loan	2,861	2,861	—	—
Convertible Note	27,988	27,988	—	—
Operating Leases	1,431	1,269	162	—
Purchase Order Obligations	1,060	1,060	—	—
License Agreement	271	150	121	—
Retention Agreements	899	899	—	—
Total	$39,754	$39,471	$283	$—

As discussed above, our short-term note payable and our term loan were paid off on November 22, 2005 in accordance with the Plan. In addition, pursuant to the Plan, the Convertible Note will be terminated in exchange for new equity interests in Gardenburger.

As of September 30, 2005, we had 552,500 shares of Series C Convertible Preferred Stock and 97,500 shares of Series D Convertible Preferred Stock outstanding.  The preferred stock balance consisted of the following (in thousands):

	September 30,
	2005	2004
Original face amount	$32,500	$32,500
Accrued dividends	25,188	21,288
10% redemption premium	3,012	2,531
Original issue discount	(348)	(468)
	$60,352	$55,851

As discussed above, pursuant to our Plan, all shares of preferred stock will be canceled with no compensation to the holders thereof.  Accordingly, we eliminated the accrual of dividends and the accretion of the redemption premium and the original issue discount as of October 14, 2005, the date we filed our Chapter 11 Case.

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

We are required to make estimates regarding the level of coupon redemption, the amount of product to be purchased by certain customers over certain time periods and related volume-based and off-invoice discounts, and slotting fees based on product shipments in order to estimate our overall trade spending. These estimates are reviewed and recorded on a monthly basis based on information provided by our regional sales managers as to the types of arrangements that have been made with our customers, historical results and current period activity, and are recorded in our financial statements as an offset to sales and trade receivables.  Trade spending totaled $9.0 million in fiscal 2005, $12.1 million in fiscal 2004 and $11.8 million in fiscal 2003.  If our estimates are not reflective of actual results, we may be required to record adjustments that could materially affect our results of operations and financial condition for any given period.

Slotting Fees

Slotting fees are a type of trade spending and refer to oral arrangements pursuant to which the retail grocer allows our products to be placed on the store’s shelves in exchange for a slotting fee. Typically, 12 months is the estimated minimum period during which a retailer agrees to allocate shelf space. However, given that there are no written contractual commitments requiring the retail grocers to allocate shelf space for twelve months, we expense the slotting fees as a reduction of sales in determining net sales in the period the related revenue is recognized for the first shipment of the related product. The level of slotting fees varies based on the number of new product introductions, potential product reintroductions and in what sales channels products are introduced.  Slotting fees, which are included as a component of total trade spending, totaled $0.4 million in fiscal 2005, $3.1 million in fiscal 2004 and $2.2 million (pro forma) in fiscal 2003.  Prior to fiscal 2004, we capitalized and amortized slotting fees over a 12-month period and, accordingly, the fiscal 2003 amount is pro forma assuming it was computed based on our current accounting policy.

Inventory Valuation Allowance

We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, historical spoilage rates and other factors.  Raw materials are reviewed periodically by our operating personnel for spoilage.  Finished goods are reviewed periodically by operating personnel to determine if inventory carrying costs exceed market selling prices.  If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change. Write-offs of inventory totaled $251,000 in fiscal 2005, $276,000 in fiscal 2004 and $140,000 in fiscal 2003 and, as of September 30, 2005 and 2004, our inventory valuation allowance totaled $163,000 and $140,000, respectively. We have not experienced material losses related to our inventories in the past and believe that the current level of valuation allowance is adequate.

Accounts Receivable and Allowances for Uncollectible Accounts

Credit limits are established through a process of reviewing the financial history and stability of each customer.  We regularly evaluate the collectibility of our trade receivable balances by monitoring past due balances.  If it is determined that a customer will be unable to meet its financial obligation, we record a specific reserve for bad debts to reduce the related receivable to the amount we expect to recover.  If circumstances related to specific customers deteriorate, our estimates of the recoverability of receivables associated with those customers could materially change.  We recorded $4,000 in bad debt write-offs in fiscal 2005, $3,000 in fiscal 2004 and $7,000 in fiscal 2003 and, as of September 30, 2005 and 2004, our allowance for bad debts totaled $100,000 and $104,000, respectively. Historically, bad debts have not had a material effect on our results of operations or financial condition, and we believe our allowance for doubtful accounts is adequate.

New Accounting Pronouncements

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which requires companies to apply most voluntary accounting changes retrospectively to prior financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Any future voluntary accounting changes made by us will be accounted for under SFAS No. 154.

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.”  SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” by replacing the exception for exchanges of similar productive assets with an exception for exchanges that do not have commercial substance.  A transaction has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  We adopted SFAS No. 153 on July 1, 2005.  SFAS No. 153 did not have any effect on our financial position, results of operations or cash flow.

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

SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R is effective for annual periods beginning after June 15, 2005.  Accordingly, we will adopt SFAS No. 123R in the first quarter of fiscal 2006. Unamortized stock-based compensation expense, on a pro forma basis, as of September 30, 2005 totaled $190,000, with $144,000 to be amortized in fiscal 2006 and $46,000 to be amortized in fiscal 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Amounts outstanding under our Loan Agreement bear interest at rates tied to the prime rate with a minimum rate of 10% on the term loan and 8% on the short-term note payable. At September 30, 2005, we had $2.9 million outstanding at an interest rate of 11.25% on the term loan and $5.2 million outstanding at an interest rate of 8.25% on the short-term note payable. A hypothetical 10% increase in the prime rate would increase the interest rates currently being charged under the Loan Agreement to 11.925% for the term loan and 8.925% for the short-term note payable. Based on amounts outstanding under the Loan Agreement at September 30, 2005, a 10% increase in the prime rate would increase our annual interest expense by approximately $55,000 compared to the interest rates in effect at September 30, 2005.

Our Convertible Note is at a fixed interest rate and, therefore, a change in market interest rates would not affect interest expense related to the Convertible Note.

We do not currently utilize, nor do we anticipate utilizing, derivative financial instruments.

Item 8.    Financial Statements and Supplementary Data

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 15 of Part IV of this document. Unaudited quarterly financial data for each of the eight quarters in the period ended September 30, 2005 is as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005
Net sales	$9,128	$12,083	$12,602	$12,242
Gross margin	3,501	3,314	4,494	4,651
Net loss applicable to common shareholders	(3,172)	(4,041)	(3,934)	(2,806)
Basic and diluted net loss per share applicable to common shareholders (1)	(0.35)	(0.45)	(0.44)	(0.31)

2004
Net sales	$10,770	$12,914	$14,109	$10,787
Gross margin	4,206	4,792	5,177	2,132
Net loss applicable to common shareholders	(4,165)	(2,189)	(1,172)	(4,500)
Basic and diluted net loss per share applicable to common shareholders (1)	(0.46)	(0.24)	(0.13)	(0.50)

(1)          Per share amounts may not add due to rounding.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective June 25, 2004, based on a recommendation of the Audit Committee of our Board of Directors, we dismissed our independent public accountants, KPMG LLP.  KPMG LLP’s report on our financial statements for the fiscal year ended September 30, 2003 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended September 30, 2003 and during the subsequent interim period through the date of dismissal, June 25, 2004, there were not any disagreements between us and KPMG LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, or any reportable events as defined under Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission.

A copy of a letter addressed to the Securities and Exchange Commission from KPMG LLP stating that it agrees with the above statements is incorporated by reference into this Form 10-K as Exhibit 16.1.

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

Effective February 22, 2005, we dismissed our independent public accountants, BDO Seidman, LLP (“BDO”).  Effective February 24, 2005, we engaged the firm of Haskell & White LLP (“Haskell”) to be our independent registered public accounting firm.  The Audit Committee of our Board of Directors recommended that we change audit firms, directed the process of review of candidate firms to replace BDO and made the final decision to engage Haskell.

BDO’s report on our financial statements for the fiscal year ended September 30, 2004 contained an explanatory paragraph indicating that there was substantial doubt as our ability to continue as a going concern.  Other than such statement, BDO’s report for the fiscal year ended September 30, 2004 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended September 30, 2004 and during the subsequent interim period through the date of dismissal, February 22, 2005, there were not any disagreements between us and BDO on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, or any reportable events as defined under Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission.

During the course of their audit of our financial statements for the year ended September 30, 2004, BDO advised management and the Audit Committee of the Board of Directors that they had identified certain material weaknesses in internal control. The Audit Committee discussed corrective actions and future plans with BDO, and we are in the process of undertaking steps to remedy these material weaknesses. We authorized BDO to respond fully to the inquiries of Haskell concerning these material weaknesses.

A copy of a letter addressed to the Securities and Exchange Commission from BDO stating that it agrees with the above statements is incorporated by reference into this Form 10-K as Exhibit 16.2.

During our two most recent fiscal years and through February 24, 2005, we did not consult with Haskell on any matter (i) involving the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, in each case where a written report was provided or oral advice was provided that Haskell concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue or (ii) concerning any disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.  Controls and Procedures

During the course of their audit of our financial statements for the year ended September 30, 2004, our former independent registered public accounting firm, BDO, advised management and the Audit Committee of our Board of Directors that they had identified certain deficiencies in internal control over financial reporting.  Certain of these deficiencies are considered to be “material weaknesses” as defined under the standards established by the Public Company Accounting Oversight Board. These “material weaknesses” relate to cash and cash disbursements and accounts payable cycles, inventory and revenue cycles and financial reporting. BDO also identified certain “significant deficiencies” that do not rise to the level of material weakness.  These “significant deficiencies” involve matters relating to the design or operation of internal control that, in the judgment of BDO, could adversely affect the organization’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. These significant deficiencies relate to segregation of duties, lack of current accounting manual, maintenance of important documents, discrepancies between our fixed asset ledger and general ledger, discrepancies with our stated capitalization policy, human resource employee’s ability to enter employees, change salaries and issue checks, documentation of management’s review of journal entries and information technology policies and procedures.

We are currently in the process of undertaking steps to remedy these material weaknesses and significant deficiencies.  In October 2004, we retained Singer Lewak Greenbaum and Goldstein, LLP (“SLGG”) as an independent third party to assist management in the preparation of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOA 404”).  SLGG assisted in the formation of a cross representational Steering Committee, whose charter includes the responsibility for SOA 404 compliance and remediation implementation.  In November 2004, we hired a Manager of Business Systems and Analysis responsible for, among other things, providing support for Sarbanes-Oxley compliance.  The individual assisted the Chief Financial Officer and Controller and provided additional segregation of duties consistent with our objectives. This individual resigned his position on July 29, 2005.

Management is diligently working to implement control enhancements to eliminate the combined BDO and Steering Committee findings and risk areas identified through documentation surveys, pending internal control test verification.  Significant deficiencies are currently being corrected and remediated in efforts to meet SOA 404 compliance prior to fiscal year-end September 30, 2007.  In our opinion, a majority of the significant deficiencies communicated in our Form 10-K for the year ended September 30, 2004 and in our Form 10-Qs for the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005 have been remediated (refer to Item 9A of the 2004 10-K and Item 4 of the 10-Qs).  The internal control remediation efforts will help build a sound internal control structure and eliminate the observed significant deficiencies.  Below is a listing of some of the issues that have been remediated and corrected, pending third party verification:

•                  Segregation of duties of Human Resources and Payroll Processing has occurred.

•                  New controls have been added and implemented for vendor selection and disbursement processing.

•                  Check processing and cash disbursement controls and safe keeping procedures have been enhanced including voucher packet organization.

•                  Deficiencies related to bank reconciliation controls have been remediated and controls strengthened.

•                  A new third party warehouse has been contracted and controls are being established.

•                  Slotting fees are being expensed as incurred.

•                  Inventory tag protocol, along with finished goods inventory reconciliations, has been improved and deficiencies have been remediated.

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

We have discussed our corrective actions and future plans with our Audit Committee and independent registered public accountants and, as of the date of this Annual Report on Form 10-K, we believe the actions outlined above should correct the deficiencies in internal controls that are considered to be material weaknesses.

Other than the changes noted above, there has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Further, our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures provide reasonable assurance of effectiveness.

Pursuant to SOA 404, we will be required to furnish a report on management’s assessment of the effectiveness of our internal control over financial reporting as part of our Annual Report on Form 10-K for the fiscal year ending September 30, 2007. Our independent registered public accountants will then be required to attest to, and report on, our assessment. In order to issue our report, our management must document both the design of our internal control over financial reporting and the testing processes that support management’s evaluation and conclusion. Our management has begun the necessary processes and procedures for issuing its report on our internal control over financial reporting. However, we may face significant challenges in implementing the required processes and procedures. There can be no assurance that we will be able to complete the work necessary for our management to issue its management report in a timely manner, or that management will be able to report that our internal control over financial reporting is effective.

The statements contained in Exhibit 31.1 and 31.2 should be considered in light of, and read together with, the information set forth in this Item 9A.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Board of Directors

Name	Position	Age	Director Since
Charles E. Bergeron (1), (2)	Director	60	2003
Barry E. Krantz (1), (2), (3)	Director	61	2004
Richard L. Mazer (1), (2)	Director	60	1998
Scott C. Wallace (3)	President, Chief Executive Officer and Chairman of the Board	50	2001
Paul F. Wenner (3)	Founder and Director	58	1985

(1)          Member of the Audit Committee.

(2)          Member of the Executive Personnel and Compensation Committee.

(3)          Member of the Nominating and Governance Committee.

Each of these individuals is presently serving on our Board of Directors. There are no family relationships among our executive officers and Directors.

Charles E. Bergeron has been Managing Director of Fuller Trident Group – Oregon, a regional investment banking firm, located in Portland, Oregon, since April 2003.  He was Chief Financial Officer of Epitope, Inc. (predecessor to OraSure Technologies, Inc.), a developer, manufacturer and marketer of oral specimen collection devices and medical diagnostic products, from January 1998 to December 2000 and Interim President from October 1999 to February 2000. He had previously served as Chief Financial Officer of Epitope Medical Products, a wholly-owned subsidiary of Epitope, Inc., from September 1997 to January 1998.  Mr. Bergeron joined Epitope, Inc. in August 1993 as President and Chief Executive Officer of Agrimax Floral Products, Inc., then a wholly-owned subsidiary of Epitope, Inc.  From 1978 to 1992, Mr. Bergeron was Senior Vice President, Finance of Freightliner Corporation, a Portland, Oregon, truck manufacturer. He holds a B.S. degree in management engineering and an M.S. degree in management science from Rensselaer Polytechnic Institute and an M.B.A. degree from Columbia University.

Barry E. Krantz has served as a Director of Gardenburger since July 2004. From August 1995 to present, Mr. Krantz has been self-employed serving on the Board of Directors of and/or consulting with several of the major restaurant chains in the United States and internationally. Mr. Krantz has spent more than 20 years in various executive positions within the foodservice industry. From January 1994 to August 1995, Mr. Krantz served as President and Chief Operating Officer of Family Restaurants, Inc., a $1.2 billion company that owned and operated the El Torito, Chi-Chi’s, Reuben’s, Charley Brown’s, Coco’s, Carrows and jojos chains. From March 1993 to January 1994, Mr. Krantz served as the Chief Operating Officer for Restaurant Enterprises Group, and served as President of its Family Restaurant Division from January 1989 to January 1994. From January 1979 to January 1988, Mr. Krantz was the Senior Vice President of Marketing and Concept Development for Denny’s Restaurants. Mr. Krantz received a B.A. degree from the University of Pennsylvania and an M.B.A. from the Stanford University Graduate School of Business. Before starting a career in the food service industry, Mr. Krantz held a variety of product management positions at General Foods Corporation and senior account management positions at several major advertising agencies. Mr. Krantz is also on the Board of Directors of Red Tractor Cafe, Inc. and Fresh Choice, Inc.

Richard L. Mazer is the President and Chief Executive Officer of Ventura Foods, LLC, a food processor, where he has worked since December 1997.  Mr. Mazer has been involved in the food industry for more than 20 years, including through his strategic and financial consulting company, The Mazer Group, from 1992 to 1997.  Mr. Mazer received B.S. degrees in Economics and Management from Massachusetts Institute of Technology.

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

Executive Officers

Name	Age	Current Position(s) with Company	Officer Since
Scott C. Wallace	50	Chief Executive Officer, President and Chairman of the Board	2001
James W. Linford	58	Senior Vice President and Chief Operating Officer	1997
Robert T. Trebing, Jr.	55	Chief Financial Officer, Treasurer and Secretary	2003

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

Robert T. Trebing, Jr. joined Gardenburger in November 2003 as Senior Vice President and Chief Financial Officer.  Effective August 26, 2005, Mr. Trebing was no longer an employee of Gardenburger, but was engaged on a consulting basis to serve as Gardenburger’s Chief Financial Officer, Treasurer and Secretary. Prior to joining Gardenburger, Mr. Trebing served as Executive Vice President and Chief Financial Officer of Prandium, Inc., a company engaged in the operation of restaurants in the full-service and fast-casual segments, since April 1997. From December 2002 to February 2003, Mr. Trebing also served as the Acting President and Chief Executive Officer of Prandium, Inc.  He also served as President of Chi-Chi’s, Inc., Koo Koo Roo, Inc. and The Hamlet Group, Inc., all restaurant chains and wholly-owned subsidiaries of Prandium, Inc., since December 30, 2002.  Mr. Trebing served in various other positions at Prandium, Inc., since its founding in 1986.  Mr. Trebing received a B.A. from California State University at Fullerton and an M.B.A. from the University of Southern California.

Audit Committee

We have a standing Finance and Audit Committee (the “Audit Committee”), which, during fiscal 2005, was composed of Mr. Bergeron (Committee Chair), Mr. Coleman, who resigned effective March 14, 2005, and Mr. Mazer.  In addition, Mr. Krantz was added to the Audit Committee effective April 14, 2005.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Directors and executive officers and persons who own more than 10% of the outstanding shares of our common stock (“10% shareholders”), to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of our common stock and other equity securities. To the best of our knowledge, based solely on review of the copies of such reports furnished to us or otherwise in our files and on written representations from our Directors and executive officers, our officers, Directors and 10% shareholders complied with all applicable Section 16(a) filing requirements during fiscal 2005.

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

Item 11.  Executive Compensation

Director Compensation

Directors receive an $8,000 annual retainer for their service on the Board.  In addition, committee chairs are paid an additional $12,000 per year and all committee members are paid $2,000 for each committee meeting attended.  During fiscal 2005, five non-employee Directors, Messrs. Bergeron, Coleman, Krantz, Mazer and Wenner, received fees for their participation on our Board of Directors and Committees as follows:

Name	Fees Received
Charles E. Bergeron	$76,000
Alexander P. Coleman	16,000
Barry E. Krantz	44,000
Richard L. Mazer	42,000
Paul F. Wenner	20,000

No other directors received compensation for their participation on the Board of Directors.  All non-employee Directors are reimbursed for their expenses incurred in attending meetings of the Board of Directors.  Mr. Coleman ceased to be a Director effective March 14, 2005.

We also have a licensing agreement with Mr. Wenner, which expires in May 2009.  Pursuant to the agreement, Mr. Wenner grants to us an exclusive, royalty-free, worldwide license to make use of, copy, reproduce, modify, adapt, distribute, transmit, broadcast, display, exhibit, project and otherwise exploit certain of Mr. Wenner’s property.  In exchange, we pay Mr. Wenner $75,000 per annum.  The agreement also provides that, during the term of the agreement, Mr. Wenner shall make, at dates and times reasonably agreed to by each of Mr. Wenner and us, certain personal appearances for which Mr. Wenner shall be compensated at the rate of $500 per day, plus all reasonable and necessary expenses (including coach air travel, hotel accommodations and meal expenses) incurred by Mr. Wenner in connection with such personal appearances.  Mr. Wenner received approximately $79,000 pursuant to this agreement in fiscal 2005.

Compensation Committee Interlocks and Insider Participation

During fiscal 2005, Directors who served on the Compensation Committee included Messrs. Bergeron, Coleman, who resigned effective March 14, 2005, Krantz and Mazer.  None of these individuals is, or has been in the past, an officer or employee of Gardenburger.

Executive Officer Compensation

Summary Compensation Table

The following table provides information for the fiscal years indicated concerning compensation earned by our Chief Executive Officer and our other executive officers whose salary and bonus during fiscal 2005 exceeded $100,000 (collectively referred to as the “named executive officers”).

				Long-Term
				Compensation
				Awards
				Securities
	Fiscal	Annual Compensation		Underlying	All Other
Name and Principal Position	Year	Salary (1)	Bonus	Options (#)	Compensation (2)
Scott C. Wallace	2005	$286,000	$—	—	$6,075
Chief Executive Officer,	2004	283,800	68,640	—	6,964
President and Chairman of the	2003	270,092	—	—	5,858
Board

James W. Linford	2005	211,000	—	—	4,151
Senior Vice President and	2004	209,423	45,630	—	5,519
Chief Operating Officer	2003	199,500	—	—	4,745

Robert T. Trebing, Jr. (3)	2005	188,308	—	—	258,789
Former Senior Vice President	2004	203,231	40,000	—	6,550
and Chief Financial Officer	2003	—	—	—	—

(1)          Amounts shown include cash compensation earned in each respective year, including amounts deferred at the election of the named executive officer pursuant to our 401(k) Plan.

(2)          Amounts included in this column for fiscal 2005 are as follows:

Name	401(k) Matching	Life Insurance Premiums	Payout of Accrued Vacation Upon Termination	Severance	Consulting Fees
Mr. Wallace	$4,400	$1,675	$—	$—	$—
Mr. Linford	3,246	905	—	—	—
Mr. Trebing	2,977	1,685	7,627	204,000	42,500

(3)          Mr. Trebing’s employment with Gardenburger began in November 2003 and was terminated in August 2005.  In connection with his termination in August 2005, we entered into a consulting agreement with Mr. Trebing whereby he performs the duties of our Chief Financial Officer, Treasurer and Secretary and acts as our Chief Accounting Officer.

Stock Options Granted

There were no stock options granted to the named executive officers during fiscal 2005.

Option Exercises and Holdings

The following table provides information concerning unexercised options held at September 30, 2005 with respect to the named executive officers.  No named executive officers exercised any options during fiscal 2005.

Aggregated Option Exercises in Last Fiscal Year

and Fiscal Year-End Option Values

	Number of Securities Underlying Unexercised Options At September 30, 2005 (#)		Value of Unexercised In-The-Money Options At September 30, 2005 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Scott C. Wallace	150,000	—	$—	$—
James W. Linford	227,420	20,000	—	—
Robert T. Trebing, Jr.	—	—	—	—

(1)          Based on the market price of the underlying securities at September 30, 2005, $0.05 per share.

Employment, Severance and Change in Control Arrangements

Scott C. Wallace

Gardenburger entered into an agreement with Scott C. Wallace dated February 24, 2004 and amended March 24, 2005 regarding the terms of his employment as President and Chief Executive Officer of Gardenburger. Pursuant to the agreement, Mr. Wallace’s base salary is currently $286,000 per year and is subject to annual review by the Compensation Committee and subject to adjustment by the Board of Directors in its sole discretion. Mr. Wallace is also entitled to participate in our 401(k) plan, stock incentive plan and health and welfare benefit programs made available to other officers and to four weeks’ paid vacation annually.

Mr. Wallace will be entitled to severance equal to one year’s base salary payable over 12 months and continuation of all health and welfare benefits for one year in the event of involuntary termination other than for cause or due to death or disability.  As used in Mr. Wallace’s employment agreement, “cause” means (i) any fraud or dishonesty by Mr. Wallace involving Gardenburger, (ii) willful misconduct or gross negligence in connection with performance of his duties, (iii) his conviction for committing a felony, (iv) the commission by Mr. Wallace of any act in direct competition with or materially detrimental to the best interests of Gardenburger, or (v) willful and continued failure by Mr. Wallace to substantially perform his duties after delivery of a written demand specifying the duties which have not been substantially performed.

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

James W. Linford

Gardenburger entered into an employment agreement with Mr. Linford dated February 26, 2004 and amended March 24, 2005.  Pursuant to the agreement, Mr. Linford’s current base salary is $211,000 per year and is subject to annual review by the Compensation Committee and subject to adjustment by the Board of Directors in its sole discretion.  Mr. Linford is also entitled to participate in our 401(k) plan, stock incentive plan and health and welfare benefit programs made available to other officers and to four weeks’ paid vacation annually.

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

Robert T. Trebing, Jr.

Gardenburger entered into a Separation Agreement dated August 26, 2005 and a Consulting Agreement dated August 26, 2005 with Mr. Trebing.  Pursuant to his previously existing employment agreement, Mr. Trebing received $204,000, representing his annual base salary, upon the date of his termination and the signing of the Separation Agreement.  Pursuant to his Consulting Agreement, Mr. Trebing received $25,500 upon signing of the agreement and receives $8,500 for his services every two week period thereafter.  Pursuant to the Consulting Agreement, Mr. Trebing serves as the Chief Financial Officer of the Company, as well as the Principal Financial Officer. The Consulting Agreement remains in effect until the earlier of (i) the date of Gardenburger’s emergence from bankruptcy under the United States Bankruptcy Code or (ii) termination of the agreement by either party by giving the other party 30 days prior written notice.

Retention Agreements

We entered into Retention Agreements with each of Mr. Wallace, Mr. Linford and Mr. Trebing (together, the “Executives”) on January 27, 2005. On March 24, 2005, we entered into amendments to these Retention Agreements in order to, among other things, revise the definition of “Change in Control” and delete Section 4.3 “Bankruptcy Limitation” in each of the agreements. On each of May 4, 2005 and July 19, 2005, we entered into, respectively, an Amended and Restated Retention Agreement and a Second Amended and Restated Retention Agreement (the “Agreement”) with each of the Executives. The Agreement provides incentive for each of the Executives to continue to be employed by us through and following a Change in Control (as defined in the Agreement) or a Sale Transaction (as defined in the Agreement). The Agreement provides for payment of 100% of the retention bonus immediately following the date of a Change in Control.  The Agreement also provides for payment of 75% of a retention bonus on the date of our execution of a Sale Transaction, with the remaining 25% of the retention bonus payable following the date of the consummation of the transactions contemplated by the Sale Transaction.  If the signing of a Sale Transaction or Change in Control does not occur by January 27, 2007, the full 100% of the retention bonus is payable to the Executive. The Agreement also provides for payment of a retention bonus if the Executive’s employment by us is terminated without Cause (as defined in the Agreement) other than in connection with the Executive’s death or disability (as defined in the Agreement). These retention bonuses are subject to certain conditions set forth in the Agreement. Declaration by the Bankruptcy Court of the effectiveness of our Plan would be considered a Change in Control.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 30, 2005, certain information furnished to us with respect to beneficial ownership of our common stock and preferred stock by (i) each Director, (ii) the “named executive officers” (as defined under “Executive Compensation”), (iii) all persons known by us to be beneficial owners of 5% or more of our outstanding common stock or preferred stock, and (iv) all executive officers and Directors as a group.  Unless otherwise indicated below, the address of each person listed below is 15615 Alton Parkway, Suite 350, Irvine, California 92618.

	Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Shares of Common Stock (2)	Percentage of Class	Shares of Preferred Stock	Percentage of Class
Annex Capital Management LLC (3) 1301 Avenue of the Americas New York, New York 10019-6163	2,311,473	20.4%	—	—

Gruber & McBaine Capital Management LLC (4) 50 Osgood Place, Penthouse San Francisco, California 94133	832,607	9.1%	15,000	2.3%

Rosewood Capital III, L.P. (5) One Maritime Plaza, Suite 1330 San Francisco, California 94111	1,459,238	14.0%	206,000	31.7%

Paul F. Wenner	1,344,180	13.5%	—	—

Farallon Partners, L.L.C. (6) One Maritime Plaza, Suite 1325 San Francisco, California 94111	1,012,233	10.1%	142,000	21.8%

Farallon Capital Management, L.L.C. (6) One Maritime Plaza, Suite 1325 San Francisco, California 94111	370,552	4.0%	52,000	8.0%

MidOcean Capital Investors, L.P. (7) 320 Park Avenue, 17th Floor New York, New York 10022	710,868	7.3%	100,000	15.4%

James W. Linford (8)	295,416	3.2%	—	—

Scott C. Wallace (9)	156,922	1.7%	—	—

Richard L. Mazer	62,500	*	—	—

Robert T. Trebing, Jr.	—	—	—	—

Charles E. Bergeron	—	—	—	—

Barry E. Krantz	—	—	—	—

All current executive officers and Directors as a group (7 persons)	1,859,018	17.9%	—	—

*Less than one percent

(1)          Applicable percentage of ownership is based on 9,002,101 shares of common stock and 650,000 shares of preferred stock outstanding as of November 30, 2005.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”), and is based on voting and investment power with respect to shares.  Shares of common stock subject to options, warrants or other convertible securities that are exercisable currently or within 60 days after November 30, 2005 are deemed outstanding for purposes of computing the percentage ownership of the person or group holding such options, warrants or convertible securities, but are not deemed outstanding for computing the percentage of any other person.  Unless otherwise indicated, to the best of our knowledge, each of the persons named above has sole voting and investment power with respect to all shares shown as being beneficially owned by them.

(2)          Includes shares of common stock subject to options exercisable within 60 days after November 30, 2005 as follows:

Name	Number of Options
Mr. Wenner	953,000
Mr. Linford	227,420
Mr. Wallace	150,000
Mr. Mazer	50,500

All current executive officers and Directors as a group	1,380,920

(3)          Includes 1,753,492 shares of common stock that Annex has the right to acquire upon conversion of the Convertible Notes.  The conversion price was $9.78 as of November 30, 2005.  Also includes warrants to purchase 557,981 shares of our common stock.

(4)          Gruber & McBaine Capital Management, LLC (“GMCM”), has shared voting and dispositive power with respect to 641,276 shares of common stock. Jon D. Gruber and J. Patterson McBaine are the managers of GMCM, an investment adviser, and Thomas O. Lloyd-Butler is a member of GMCM.  Also includes 15,000 shares of preferred stock (convertible into 93,754 shares of common stock) which GMCM and its affiliates either own or with respect to which they have voting or dispositive power and warrants to purchase 12,877 shares of common stock issued to GMCM and its affiliates.

(5)          Includes 1,287,552 shares of common stock issuable upon conversion of 206,000 shares of preferred stock and warrants to purchase 171,686 shares of common stock.

(6)          Each of the entities affiliated with Farallon Partners, L.L.C. (“FPLLC”) and the accounts managed by Farallon Capital Management, L.L.C. (“FCMLLC”), a registered investment adviser (together such entities and accounts, “Farallon”), that acquired shares of preferred stock holds such securities directly in its own name.  In addition, two of such entities own an aggregate of 3,700 shares of common stock.  FPLLC, as the general partner of certain of such entities, and FCMLLC, pursuant to investment management agreements, each may, for purposes of Rule 13d-3 under the Securities Exchange Act of 1934 (the “Exchange Act”), be deemed to own beneficially the shares held by such entities and accounts, as well as the shares of common stock into which the shares of preferred stock are convertible.  Each of FCMLLC and FPLLC, and each managing member thereof, disclaim any beneficial ownership of such shares.  All of the above-mentioned entities and persons disclaim group attribution.  The 142,000 and 52,000 shares of preferred stock owned by FPLLC and FCMLLC, respectively, are convertible into 887,536 and 325,013 shares of common stock, respectively.  Also includes warrants to purchase 121,897 shares of common stock held by FPLLC and warrants for 44,639 shares of common stock held by FCMLLC.  The following people have shared voting and dispositive power with respect to the Farallon shares as managing members of FPLLC and FCMLLC: Joseph F. Downes, Enrique H. Boilini, David I. Cohen, Chan R. Ding, William F. Duhamel, Charles E. Ellwein, Richard B. Fried, Monica R. Landry, William F. Mellin, Stephen L. Millham, Rajiv A. Patel, Derek Schrier, Thomas F. Steyer and Mark C. Wehrly.

(7)          Includes 100,000 shares of preferred stock, which are currently convertible into 625,025 shares of common stock and warrants to purchase 85,843 shares of common stock held by MidOcean Capital Investors, L.P.  Ultramar Capital, Ltd., MidOcean Capital Partners, L.P, Existing Fund GP, Ltd., MidOcean Partners, LP and MidOcean Associates, SPC may all be deemed to be beneficial owners of the shares as a result of their direct or indirect control relationship with MidOcean Capital Investors, L.P. MidOcean Capital Partners, L.P. is the general partner of MidOcean Capital Investors, L.P.  Existing Fund GP, Ltd. Is the general partner of MidOcean Capital Partners, L.P. MidOcean Partners, LP is the sole owner of Existing Fund GP, Ltd. And MidOcean Associates, SPC is the general partner of MidOcean Partners, LP.   J. Edward Virtue may be deemed the beneficial owner of the shares because he indirectly controls the securities, but disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(8)          Includes 56,996 shares held in Mr. Linford’s 401(k) Plan account.

(9)          Includes 6,922 shares held in Mr. Wallace’s 401(k) Plan account.

The following table sets forth information, as of September 30, 2005, about shares of our common stock that may be issued upon the exercise of options granted under our equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to our shareholders for approval.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	1,141,920		$2.34	2,209,103

Equity compensation plans not approved by shareholders	2,103,462	(1)	0.78	—
Total	3,245,382		$1.33	2,209,103

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

Item 13.     Certain Relationships and Related Transactions

Certain Relationships and Related Transactions

Mr. Mazer is President and Chief Executive Officer of Ventura Foods, LLC.  We purchased barbecue sauce from Ventura Foods totaling $273,000 in fiscal 2005.  We believe that the price paid to Ventura Foods is fair in comparison with prices that would be paid to an independent third party for similar barbecue sauce.  At September 30, 2005, we owed Ventura Foods, LLC $26,000 for the purchase of such barbecue sauce.

Mr. Coleman, a former Director who resigned from our Board of Directors effective March 14, 2005, is Managing Partner of Annex Capital Management LLC to which we are indebted in the principal amount of approximately $17.2 million plus $4.7 million of accrued but unpaid interest and $6.2 million of accrued but unpaid exit fees related to this debt.  This debt currently bears interest at the annual rate of 15%.

We also have a licensing agreement with Mr. Wenner, which is described under the heading “Director Compensation” in Item 11. above.

Item 14.  Principal Accountant Fees and Services

The following fees are anticipated to be paid to Haskell & White LLP related to fiscal 2005 and were paid to BDO Seidman, LLP related to fiscal 2004:

	2005	% approved by Audit Committee	2004	% approved by Audit Committee
Audit Fees	$96,000	100%	$340,000	100%
Audit Related Fees	—	—	—	—
Tax Fees (1)	24,550	100%	580	100%
All Other Fees (2)	19,224	100%	11,452	100%
	$139,774		$352,032

(1)   Consists of corporate tax compliance assistance and other tax consulting, which is customarily provided by a company’s independent registered public accountant.

(2)   Consists of fees for the audit of our employee benefit plan and assistance related to our reorganization and restructuring plan.

Pre-Approval Policies

Prior to retaining Haskell & White LLP to provide services, we discuss the services with the Chairman of the Audit Committee. The Chairman then reviews the request and, if the Chairman determines it necessary, he discusses the potential services with the other Audit Committee members. The decision is then communicated to the Board of Directors and, if approved, it is formally approved at the next Audit Committee meeting.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Financial Statements and Schedules

Report of Haskell & White LLP, Independent Registered Public Accounting Firm

Report of BDO Seidman, LLP, Independent Registered Public Accounting Firm

Report of KPMG LLP, Independent Registered Public Accounting Firm

Balance Sheets – September 30, 2005 and 2004

Statements of Operations – Years ended September 30, 2005, 2004 and 2003

Statements of Shareholders’ Deficit – Years ended September 30, 2005, 2004 and 2003

Statements of Cash Flows – Years ended September 30, 2005, 2004 and 2003

Notes to Financial Statements

Schedule II	Valuation and Qualifying Accounts

Exhibits

The exhibits filed as a part of this report are listed below and this list is intended to comprise the exhibit index:

Exhibit No.	Description
3.1	Restated Articles of Incorporation, as amended through March 23, 2004 (22)

3.2	1995 Restated Bylaws, as amended July 13, 1999 (10)

10.1	Amended and Restated Rights Agreement between Gardenburger, Inc. and First Chicago Trust Company of New York, dated July 15, 1999 (10)

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

10.16	Fifth Amendment, dated as of December 29, 2003, to Note Purchase Agreement, dated as of March 27, 1998, between Gardenburger, Inc. and Dresdner Kleinwort Benson Private Equity Partners, L.P. (21)

10.17	Sixth Amendment, dated as of August 13, 2004, to Note Purchase Agreement, dated as of March 27, 1998, between Gardenburger, Inc. and Dresdner Kleinwort Benson Private Equity Partners, L.P. (29)

Exhibit No.	Description
10.18	Amended and Restated Convertible Senior Subordinated Note dated January 10, 2002, issued by Gardenburger, Inc. to Dresdner Kleinwort Benson Private Equity Partners L.P. (14)

10.19

First Amendment, dated as of December 29, 2003, to Amended and Restated Convertible Senior Subordinated Note, dated as of January 10, 2002, between Gardenburger, Inc. and Dresdner Kleinwort Benson Private Equity Partners,
L.P. (21)

10.20	Second Amended and Restated Convertible Senior Subordinated Note dated September 2, 2004, issued by Gardenburger, Inc. to Annex Holdings I LP. (29)

10.21	Instrument of Adherence, dated as of September 2, 2004, between Dresdner Kleinwort Benson Private Equity Partners, L.P. and Annex Holdings I LP. (29)

10.22	Warrant Agreement, dated as of January 10, 2002, between Dresdner Kleinwort Benson Private Equity Partners L.P. and Gardenburger, Inc. (14)

10.23	Form of Warrant issued to Dresdner Kleinwort Benson Private Equity Partners L.P. and holders of Gardenburger Inc.’s preferred stock (14)

10.24	Amended and Restated Warrant, issued to Annex Holdings I LP, dated September 2, 2004. (29)

10.25	Registration Rights Agreement, dated as of March 27, 1998, between Gardenburger, Inc. and Dresdner Kleinwort Benson Private Equity Partners L.P. (4)

10.26	First Amendment, dated as of January 10, 2002, to Registration Rights Agreement, dated as of March 27, 1998, between Dresdner Kleinwort Benson Private Equity Partners L.P. and Gardenburger, Inc. (14)

10.27

Revolving Credit and Term Loan Agreement dated as of January 10, 2002, between Gardenburger, Inc., CapitalSource Finance LLC, as administrative agent and collateral agent for Lenders, and the Lenders (14)

10.28	First Amendment, dated as of September 30, 2002, to Revolving Credit and Term Loan Agreement, dated as of January 10, 2002, between CapitalSource Finance LLC and Gardenburger, Inc. (16)

10.29	Second Amendment, dated December 31, 2002, to Revolving Credit and Term Loan Agreement, dated January 10, 2002, between CapitalSource Finance LLC and Gardenburger, Inc. (17)

10.30	Third Amendment, dated March 31, 2003, to Revolving Credit and Term Loan Agreement, dated January 10, 2002, between CapitalSource Finance LLC and Gardenburger, Inc. (18)

10.31	Fourth Amendment, dated as of December 29, 2003, to Revolving Credit and Term Loan Agreement dated as of January 10, 2002, between Gardenburger, Inc. and CapitalSource Finance LLC (21)

10.32	Fifth Amendment, dated April 8, 2004, to Revolving Credit and Term Loan Agreement dated January 10, 2002 between CapitalSource Finance LLC and Gardenburger, Inc. (22)

10.33	Sixth Amendment, dated August 13, 2004, to Revolving Credit and Term Loan Agreement dated January 10, 2002 between CapitalSource Finance LLC and Gardenburger, Inc. (29)

10.34	Seventh Amendment, dated November 29, 2004, to Revolving Credit and Term Loan Agreement dated January 10, 2002 between CapitalSource Finance LLC and Gardenburger, Inc. (29)

10.35	Eighth Amendment to Revolving Credit and Term Loan Agreement, dated February 18, 2005, by and among Gardenburger, Inc., CapitalSource Finance LLC and the Lenders party thereto (27)

10.36	Ninth Amendment to Revolving Credit and Term Loan Agreement, dated August 9, 2005, by and among Gardenburger, Inc., CapitalSource Finance LLC and the Lenders party thereto (28)

10.37	Ratification and Amendment dated as of October 17, 2005 by and between Gardenburger, Inc. and CapitalSource Finance LLC (31)

10.38

Stock Purchase Agreement, dated March 29, 1999, by and between Gardenburger, Inc. and Rosewood Capital III, L.P., Farallon Capital Management LLC, Gruber & McBaine Capital Management, LLC, BT Capital Investors LP and certain other purchasers identified therein (6)

Exhibit No.	Description
10.39	Amendment and Waiver of Stock Purchase Agreement, dated April 14, 1999, by and between Gardenburger, Inc., and the Purchasers identified on Exhibit A thereto (8)

10.40	Investor Rights Agreement, dated April 14, 1999, by and between Gardenburger, Inc., and the investors identified on Exhibit A thereto (8)

10.41	Preferred Stock Exchange Agreement, dated as of January 10, 2002, by and among the Company and the holders of its preferred stock (14)

10.42	Registration Rights Agreement, dated as of January 10, 2002, by and among the Company and the holders of its preferred stock (14)

10.43	Paul F. Wenner Stock Option Agreement dated January 20, 1992 (1) (5)

10.44	Amendment, effective May 8, 2001, to Stock Option Agreement dated January 20, 1992 between Gardenburger, Inc. and Paul F. Wenner (5) (12)

10.45	Amendment No. 2, dated as of December 22, 2003, to Stock Option Agreement dated January 20, 1992, between Gardenburger, Inc. and Paul F. Wenner (5) (21)

10.46	Amendment No. 3, dated May 12, 2004, to Stock Option Agreement dated January 20, 1992, between Gardenburger, Inc. and Paul F. Wenner (5) (22)

10.47	1992 First Amended and Restated Combination Stock Option Plan, as amended (“1992 Plan”) (5) (9)

10.48	Form of Incentive Stock Option Agreement for Option grants to executive officers under 1992 Plan after May 24, 1995 (5) (7)

10.49	Form of Non-Statutory Stock Option Agreement for Option grants to executive officers under 1992 Plan after May 24, 1995 (5) (7)

10.50	Incentive Stock Option Agreement with Scott C. Wallace dated January 15, 2001 (5) (15)

10.51	2001 Stock Incentive Plan as Amended and Restated Effective June 1, 2001 (“2001 Plan”) (5) (12)

10.52	Form of Award Agreement under the Gardenburger, Inc. 2001 Stock Incentive Plan (5) (18)

10.53	Form of Director Nonqualified Stock Option Agreement under 2001 Plan (5) (15)

10.54	Employment Agreement dated February 24, 2004 between Gardenburger, Inc. and Scott C. Wallace (5) (22)

10.55	Amendment to Employment Agreement dated March 24, 2005, by and between Gardenburger, Inc. and Scott C. Wallace (5) (32)

10.56	Employment Agreement, dated February 26, 2004, between Gardenburger, Inc. and James W. Linford (5) (22)

10.57	Amendment to Employment Agreement dated March 24, 2005, by and between Gardenburger, Inc. and James W. Linford (5) (32)

10.58	Employment Agreement dated February 26, 2004 by and between Gardenburger, Inc. and Robert T. Trebing, Jr. (5) (22)

10.59	Amendment to Employment Agreement dated March 24, 2005, by and between Gardenburger, Inc. and Robert T. Trebing, Jr. (5) (32)

10.60	Employment Agreement, dated February 26, 2004, by and between Gardenburger, Inc. and Robert Dixon (5) (24)

10.61	Amendment to Employment Agreement dated March 24, 2005, by and between Gardenburger, Inc. and Robert Dixon (5) (32)

10.62	Employment Agreement, dated February 26, 2004, by and between Gardenburger, Inc. and Lori Luke (5) (24)

10.63	Amendment to Employment Agreement dated March 24, 2005, by and between Gardenburger, Inc. and Lori Luke (5) (32)

Exhibit No.	Description
10.64	Form of Indemnification Agreement between Gardenburger, Inc. and its Officers and Directors (5) (7)

10.65	Option Agreement dated April 14, 1996 between Gardenburger, Inc. and Lyle G. Hubbard relating to 300,000 shares of common stock (5) (16)

10.66	Licensing Agreement, dated May 12, 2004, between Gardenburger, Inc. and Paul F. Wenner (22)

10.67	Second Amended and Restated Retention Agreement, dated July 19, 2005, by and between Gardenburger, Inc. and Scott C. Wallace (5) (26)

10.68	Second Amended and Restated Retention Agreement, dated July 19, 2005, by and between Gardenburger, Inc. and James W. Linford (5) (26)

10.69	Second Amended and Restated Retention Agreement, dated July 19, 2005, by and between Gardenburger, Inc. and Robert T. Trebing, Jr. (5) (26)

10.70	Second Amended and Restated Retention Agreement, dated July 19, 2005, by and between Gardenburger, Inc. and Robert Dixon (5) (26)

10.71	Second Amended and Restated Retention Agreement, dated July 19, 2005, by and between Gardenburger, Inc. and Lori Luke (5) (26)

10.72	Separation Agreement, dated August 26, 2005, by and between Robert T. Trebing, Jr. and Gardenburger, Inc. (5) (30)

10.73	Consulting Agreement, dated August 26, 2005, by and between Robert T. Trebing, Jr. and Gardenburger, Inc. (5) (30)

10.74

Credit and Security Agreement, dated November 22, 2005, by and between Wells Fargo Bank, National Association (acting through its Wells Fargo Business Credit operating division) and Gardenburger, Inc. (33)

10.75	Credit and Security Agreement, dated November 22, 2005, by and between GB Retail Funding, LLC and Gardenburger, Inc. (33)

14	Code of Ethics (20)

16.1	Letter re: Change in Certifying Accountant (23)

16.2	Letter re: Change in Certifying Accountant (25)

18	Letter re: Change in Accounting Principle (29)

23.1	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm

23.2	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm

23.3	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certifications Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Company’s 1992 Form 10-K Annual Report, filed March 23, 1993.
(2)	Incorporated by reference to the Company’s Form 10-Q Quarterly Report for the quarter ended June 30, 1997, filed August 14, 1997
(3)	Incorporated by reference to the Company’s 1997 Form 10-K Annual Report, filed March 31, 1998.
(4)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1998, filed May 15, 1998.
(5)	Management contract or compensatory plan or arrangement.
(6)	Incorporated by reference to the Company’s Form 8-K Current Report, filed April 1, 1999.
(7)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1998, filed March 31, 1999.
(8)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999.
(9)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1999, filed August 13, 1999.
(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-92665), filed December 13, 1999.
(11)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 1999, filed February 9, 2000.
(12)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2001, filed February 13, 2002.
(13)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2002, filed August 9, 2002.
(14)	Incorporated by reference to the Company’s Form 8-K dated January 10, 2002 and filed January 17, 2002.
(15)	Incorporated by reference to the Company’s 2001 Form 10-K Annual Report, filed December 10, 2001.
(16)	Incorporated by reference to the Company’s 2002 Form 10-K Annual Report, filed December 19, 2002.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, filed February 13, 2003.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed May 14, 2003.
(19)	Incorporated by reference to the Company’s Form 8-K dated August 18, 2003 and filed August 19, 2003.
(20)	Incorporated by reference to the Company’s Form 10-K for the year ended September 30, 2003 and filed December 29, 2003.
(21)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2003 and filed February 17, 2004.
(22)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2004 and filed August 16, 2004.
(23)	Incorporated by reference to the Company’s Form 8-K dated June 25, 2004 and filed July 2, 2004.
(24)	Incorporated by reference to the Company’s Form 8-K dated January 27, 2005 and filed February 1, 2005.
(25)	Incorporated by reference to the Company’s Form 8-K dated February 22, 2005 and filed February 28, 2005.
(26)	Incorporated by reference to the Company’s Form 8-K dated July 19, 2005 and filed July 20, 2005.
(27)	Incorporated by reference to the Company’s Form 8-K dated February 18, 2005 and filed February 22, 2005.
(28)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2005 and filed August 15, 2005.
(29)	Incorporated by reference to the Company’s Form 10-K for the year ended September 30, 2004 and filed February 18, 2005.
(30)	Incorporated by reference to the Company’s Form 8-K dated August 26, 2005 and filed August 30, 2005.
(31)	Incorporated by reference to the Company’s Form 8-K dated October 17, 2005 and filed October 21, 2005.
(32)	Incorporated by reference to the Company’s Form 8-K dated March 24, 2005 and filed March 30, 2005.
(33)	Incorporated by reference to the Company’s Form 8-K dated November 22, 2005 and filed November 29, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 16, 2005
GARDENBURGER, INC.

	By:	/s/ ROBERT T. TREBING, JR.
Robert T. Trebing, Jr.
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 16, 2005.

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
Paul F. Wenner

Report of Independent Registered Public Accounting Firm

The Board of Directors
Gardenburger, Inc.:

We have audited the accompanying balance sheet of Gardenburger, Inc. (the “Company”) (an Oregon corporation) as of September 30, 2005, and the related statements of operations, shareholders’ deficit and cash flows for the year then ended.  In connection with our audit of the financial statements, we also have audited the supplementary information included in Schedule II.  These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gardenburger, Inc. as of September 30, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is out of compliance with debt covenants, has a working capital deficiency, negative operating cash flow in fiscal 2004, has suffered substantial recurring losses and, in October 2005, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Haskell & White LLP
Irvine, California
December 14, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors
Gardenburger, Inc.:

We have audited the accompanying balance sheet of Gardenburger, Inc. (the “Company”) (an Oregon corporation) as of September 30, 2004, and the related statements of operations, shareholders’ deficit and cash flows for the year then ended.  In connection with our audit of the financial statements, we also have audited the supplementary information included in Schedule II.  These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The financial statements and financial statement schedule of Gardenburger, Inc. for the year ended September 30, 2003 were audited by another independent registered public accounting firm. That firm expressed an unqualified opinion on those financial statements in their report dated November 7, 2003, except as to Note 16 to those financial statements, which was as of December 29, 2003.

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

As described in Note 4 to the financial statements for the year ended September 30, 2004, the Company changed its method of accounting for slotting fees as of October 1, 2003.

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

/s/ BDO Seidman, LLP
Costa Mesa, California
December 29, 2004, except for Note 18, paragraphs 1 and 4, as to which the date is February 18, 2005.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Gardenburger, Inc.:

We have audited the accompanying statements of operations, shareholders’ deficit and cash flows for the year ended September 30, 2003.  In connection with our audit of the financial statements, we also have audited financial statement schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Gardenburger, Inc. for the year ended September 30, 2003 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 4, the financial statements for the year ended September 30, 2003 include the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP
Portland, Oregon
November 7, 2003

GARDENBURGER, INC.

BALANCE SHEETS

(In thousands, except share amounts)

	September 30,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$13	$5
Restricted cash	174	166
Accounts receivable, net of allowances of $100 and $104 at September 30, 2005 and 2004, respectively	3,219	2,848
Inventories, net	6,361	8,964
Prepaid expenses	1,351	1,155
Total current assets	11,118	13,138

Machinery, equipment and leasehold improvements, net of accumulated depreciation of $15,065 and $13,303 at September 30, 2005 and 2004, respectively	8,417	10,650
Other assets, net of accumulated amortization of $89 and $1,725 at September 30, 2005 and 2004, respectively	326	696
Total assets	$19,861	$24,484

Liabilities and Shareholders’ Deficit
Current Liabilities:
Short-term note payable	$5,244	$4,791
Current portion of long-term debt	2,861	2,000
Convertible note payable	27,988	—
Accounts payable	3,467	2,905
Accrued payroll and employee benefits	1,294	475
Other current liabilities	634	3,583
Total current liabilities	41,488	13,754

Long-term debt, less current maturities	—	3,513
Convertible note payable	—	19,392
Total long-term debt	—	22,905

Convertible redeemable preferred stock, liquidation preference of $62,004 and $58,104 at September 30, 2005 and 2004, respectively, and 650,000 shares outstanding	60,352	55,851

Commitments, contingencies and subsequent events

Shareholders’ Deficit:
Preferred stock, no par value, 5,000,000 shares authorized	—	—
Common stock, no par value, 25,000,000 shares authorized; 9,002,101 shares issued and outstanding at September 30, 2005 and 2004	11,189	11,189
Additional paid-in capital	12,500	12,500
Accumulated deficit	(105,668)	(91,715)
Total shareholders’ deficit	(81,979)	(68,026)
Total liabilities and shareholders’ deficit	$19,861	$24,484

See accompanying notes to financial statements.

GARDENBURGER, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Year Ended September 30,
	2005	2004	2003

Net sales	$46,055	$48,580	$49,447
Cost of goods sold	30,095	32,273	30,709
Gross margin	15,960	16,307	18,738

Operating expenses:
Sales and marketing	12,213	13,844	14,208
General and administrative	6,105	3,898	5,218
Other operating (income) expense, net	(20)	(16)	105
	18,298	17,726	19,531
Operating loss	(2,338)	(1,419)	(793)

Other income (expense):
Interest income	1	2	11
Interest expense	(7,115)	(4,620)	(4,420)
	(7,114)	(4,618)	(4,409)
Loss before cumulative effect of a change in accounting for slotting fees and goodwill and preferred dividends	(9,452)	(6,037)	(5,202)
Cumulative effect of a change in accounting for slotting fees	—	(1,150)	—
Cumulative effect of a change in accounting for goodwill	—	—	(411)
Net loss	(9,452)	(7,187)	(5,613)
Preferred dividends	4,501	4,839	5,177
Net loss applicable to common shareholders	$(13,953)	$(12,026)	$(10,790)

Basic and diluted loss per share before cumulative effect of changes in accounting principle	$(1.55)	$(1.21)	$(1.15)

Basic and diluted loss per share for cumulative effect of changes in accounting principle	—	(0.13)	(0.05)

Basic and diluted net loss per share applicable to common shareholders	$(1.55)	$(1.34)	$(1.20)

Shares used in basic and diluted per share caluclations	9,002,101	9,002,101	9,002,101

See accompanying notes to financial statements.

GARDENBURGER, INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

(In thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2002	9,002,101	$11,189	$12,500	$(68,899)	$(45,210)

Accrual of preferred dividends	—	—	—	(5,177)	(5,177)
Net loss	—	—	—	(5,613)	(5,613)
Balance at September 30, 2003	9,002,101	11,189	12,500	(79,689)	(56,000)

Accrual of preferred dividends	—	—	—	(4,839)	(4,839)
Net loss	—	—	—	(7,187)	(7,187)
Balance at September 30, 2004	9,002,101	11,189	12,500	(91,715)	(68,026)

Accrual of preferred dividends	—	—	—	(4,501)	(4,501)
Net loss	—	—	—	(9,452)	(9,452)
Balance at September 30, 2005	9,002,101	$11,189	$12,500	$(105,668)	$(81,979)

See accompanying notes to financial statements.

GARDENBURGER, INC.

STATEMENT OF CASH FLOWS

(In thousands)

	For the Year Ended September 30,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(9,452)	$(7,187)	$(5,613)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	2,893	3,043	3,236
Cumulative effect of a change in accounting for slotting fees	—	1,150	—
Cumulative effect of a change in accounting for goodwill	—	—	411
Accrual of long-term debt and convertible note payable exit fees	2,176	875	1,349
Accrual of Annex interest	1,598	—	—
Accrual of Annex amendment fee	250	—	—
(Gain) loss on sale of other assets	3	(16)	105
Increase (decrease) in cash from changes in:
Restricted cash	(8)	26	225
Accounts receivable, net	(371)	112	167
Inventories, net	2,603	227	(98)
Prepaid expenses	(196)	(216)	(523)
Accounts payable	562	359	206
Accrued payroll and employee benefits	819	(229)	(18)
Other current liabilities	1,621	1,284	2,077
Net cash provided by (used in) operating activities	2,498	(572)	1,524

Cash flows from investing activities:
Payments for purchase of machinery, equipment and leasehold improvements	(268)	(1,444)	(1,962)
Proceeds from sale of other assets	—	113	—
Net cash used in investing activities	(268)	(1,331)	(1,962)

Cash flows from financing activities:
Proceeds from line of credit, net	453	2,608	1,067
Payments on long-term debt	(2,000)	(1,455)	(1,902)
Payment of CapitalSource exit fee	(650)	—	—
Capitalized financing fees	(25)	(315)	—
Net cash (used in) provided by financing activities	(2,222)	838	(835)

Increase (decrease) in cash and cash equivalents	8	(1,065)	(1,273)

Cash and cash equivalents:
Beginning of period	5	1,070	2,343
End of period	$13	$5	$1,070

Supplemental Cash Flow Information
Cash paid during the period for income taxes	$17	$5	$7
Cash paid during the period for interest	924	983	2,017
Non-cash preferred dividends	4,501	4,839	5,177

Supplemental Non-Cash Information
Reclassification of accrued interest from other current liabilities to convertible note payable	$4,570	$—	$—
Write-off of fully depreciated machinery, equipment and leasehold improvements	739	—	—

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

Contract Origination Costs

Costs incurred for the origination of certain distribution and other contracts are included as a prepaid asset on our balance sheet and amortized over the life of the related contract. Such costs are refundable to us should the contract be terminated prior to completion.  At September 30, 2005 and 2004, prepaid assets included $116,000 and $209,000, respectively, of contract origination costs.

Machinery, Equipment and Leasehold Improvements

Machinery and equipment and leasehold improvements are stated at cost.  Significant improvements are capitalized and maintenance and repairs are expensed. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lease term or the estimated useful life of the asset, whichever is shorter.  Machinery and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate recoverability of property, plant and equipment to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. We determined that no impairment existed as of September 30, 2005.

Estimated useful lives are as follows:

Leasehold improvements	5 - 12 years
Office furniture and equipment	3 - 10 years
Machinery and equipment	3 - 15 years
Vehicles	5 years

Other Assets

As of September 30, 2005, other assets consist of trademarks.  In prior periods, other assets also included deferred financing fees.  However, as discussed in Note 2, our deferred financing fees were fully written off during fiscal 2005. Trademarks are amortized using the straight-line method over forty years. Trademarks are reviewed for impairment and changes in their estimated remaining useful lives whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144. We evaluate recoverability by comparing the carrying amount of the assets to estimated future net undiscounted cash flows to be generated by the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  We determined that no impairment existed as of September 30, 2005.  See also Note 4 regarding the write-off of our goodwill balance in fiscal 2003.

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

For fiscal 2005, two customers accounted for approximately 14% and 13% of gross sales, respectively, and approximately 14% and 25% of the gross accounts receivable balance at September 30, 2005, respectively. One additional customer represented approximately 9% of our accounts receivable balance at September 30, 2005.

For fiscal 2004, three customers accounted for approximately 12%, 10% and 8% of gross sales, respectively, and approximately 7%, 12% and 14% of the gross accounts receivable balance at September 30, 2004, respectively.

For fiscal 2003, three customers accounted for approximately 13%, 12% and 9% of gross sales, respectively.

Historically, we have not incurred significant losses related to accounts receivable.

Revenue Recognition and Sales Incentives

In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers.

Our revenue arrangements with our customers often include sales incentives and other promotional costs such as coupons, volume-based discounts, slotting fees and off-invoice discounts. These costs are typically referred to collectively as “trade spending.”  Pursuant to EITF No. 00-14, EITF No. 00-25 and EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” these costs are recorded when revenue is recognized and are generally classified as a reduction of revenue. We do not provide for sales returns since, historically, sales returns have not been significant. See also Note 4 for a discussion of a change in accounting for slotting fees.

Trade Spending

Certain trade spending items are subject to estimation. We are required to make estimates regarding the level of coupon redemption, the amount of product to be purchased by certain customers over certain time periods and related volume-based and off-invoice discounts, and slotting fees based on product shipments in order to estimate our overall trade spending. These estimates are reviewed and recorded on a monthly basis based on information provided by our regional sales managers as to the types of arrangements that have been made with our customers, historical results and current period activity, and are recorded in our financial statements as an offset to sales and trade receivables.  Trade spending totaled $9.0 million in fiscal 2005, $12.1 million in fiscal 2004 and $11.8 million in fiscal 2003. If our estimates are not reflective of actual results, we may be required to record adjustments that could materially affect our results of operations and financial condition for any given period.

Slotting Fees

Slotting fees are a type of trade spending and refer to oral arrangements pursuant to which the retail grocer allows our products to be placed on the store’s shelves in exchange for a slotting fee. Typically, 12 months is the estimated minimum period during which a retailer agrees to allocate shelf space. However, given that there are no written contractual commitments requiring the retail grocers to allocate shelf space for twelve months, we expense the slotting fees as a reduction of sales in determining net sales in the period the related revenue is recognized for the first shipment of the related product. The level of slotting fees varies based on the number of new product introductions, potential product reintroductions and in what sales channels products are introduced.  Slotting fees, which are included as a component of total trade spending, totaled $0.4 million in fiscal 2005, $3.1 million in fiscal 2004 and $2.2 million (pro forma) in fiscal 2003.  Prior to fiscal 2004, we capitalized and amortized slotting fees over a 12-month period and, accordingly, the fiscal 2003 amount is pro forma assuming it was computed based on our current accounting policy. See also Note 4 for a discussion of a change in accounting for slotting fees.

Shipping and Freight Charges

We incur costs related to shipping and handling of our manufactured products, which amounted to $1.3 million, $1.6 million and $1.4 million for fiscal 2005, 2004 and 2003, respectively.  We expense these costs as incurred as a component of sales and marketing expense.  We also incur shipping and handling charges related to the receipt of raw materials, which are recorded as a component of cost of goods sold.  Payments received from customers for shipping and handling costs are included as a component of net sales upon recognition of the related sale.

Advertising Costs

Advertising costs, including media advertising, design and printing of coupons, and other advertising, which are included in sales and marketing expense, are expensed when the advertising first takes place.  Advertising expense was approximately $741,000 in fiscal 2005, $602,000 in fiscal 2004 and $572,000 in fiscal 2003.

Spoils Costs

Expenses for spoils, which are incurred after our products are received by our customers, were approximately $543,000 in fiscal 2005, $385,000 in fiscal 2004 and $293,000 in fiscal 2003 and are included in sales and marketing expense.

Research and Development Costs

Our research and development activities are focused on identifying existing nutritional benefits and selectively adding benefits important to vegetarians, as well as improvement and increased efficiency in the manufacturing process.  We continue to develop non-burger items such as breakfast sausage, cutlets and nuggets to meet the needs of the variety-seeking consumer. We conduct our research and development activities at our facilities in Clearfield, Utah.  Research and development costs are expensed as incurred. Research and development expense was approximately $357,000 in fiscal 2005, $272,000 in fiscal 2004 and $235,000 in fiscal 2003 and is included in sales and marketing expenses in the accompanying statements of operations.

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

Basic net loss per share and diluted net loss per share are the same for all periods presented since we were in a loss position in all periods.  Potentially dilutive securities that are not included in the diluted loss per share calculations because they would be antidilutive are as follows (in thousands):

	Year Ended September 30,
	2005	2004	2003
Stock options	2,129	3,023	3,929
Stock warrants	1,116	1,116	1,116
Convertible Note	1,753	1,730	1,730
Convertible preferred stock	4,062	4,062	4,062
Total	9,060	9,931	10,837

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

	Year Ended September 30,
	2005	2004	2003
Net loss applicable to common shareholders, as reported	$(13,953)	(12,026)	$(10,790)
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(165)	(201)	(450)
Net loss applicable to common shareholders, pro forma	$(14,118)	(12,227)	$(11,240)

Basic and diluted net loss per share applicable to common shareholders – as reported	$(1.55)	(1.34)	$(1.20)
Basic and diluted net loss per share applicable to common shareholders – pro forma	$(1.57)	(1.36)	$(1.25)

There were no options granted during fiscal 2005, 2004 or 2003.

SFAS No. 123R, “Share-Based Payment,” requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  We adopted SFAS No. 123R effective October 1, 2005. Unamortized stock-based compensation expense, on a pro forma basis, as of September 30, 2005 totaled $190,000, with $144,000 to be amortized in fiscal 2006 and $46,000 to be amortized in fiscal 2007.

Reclassifications

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

2.                                      GOING CONCERN AND CHAPTER 11 FILING

Our financial statements have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  However, as discussed below, we were out of compliance with certain debt covenants as of June 30, 2005 and September 30, 2005. Because of such non-compliance, we classified all of our outstanding debt as current beginning with our June 30, 2005 balance sheet. In addition, as a result of CapitalSource Finance, LLC (“CapitalSource”) and Annex Holdings I LP (“Annex”) having the ability to call our debt at any point in time, all related exit fees were accrued and all remaining deferred financing fees were written off during the third quarter of fiscal 2005.

Both CapitalSource and Annex currently have the right to declare all of the outstanding amounts due to them under their respective agreements immediately due and payable; however, the outstanding indebtedness due and payable to CapitalSource was refinanced as described below. We do not currently have the cash or alternative financing source needed in order to pay such amounts. In addition, we have a working capital deficiency, incurred substantial net losses applicable to common shareholders for fiscal years 2005, 2004 and 2003 and had negative operating cash flow in 2004.  We had a total shareholders’ deficit at September 30, 2005 of $82.0 million. We are highly leveraged and have significant annual interest and dividend accruals related to our convertible note payable and convertible redeemable preferred stock, which contribute to our net losses and shareholders’ deficit.

Operating under this heavy debt burden and facing a continuing decline in our product category and increased competition during 2005, we determined that in order to maximize value for our creditors and, if feasible, preferred shareholders, we moved forward with an effort to sell our business as a going concern.  We made this decision recognizing (i) the likelihood that we did not have sufficient resources or credit availability to effectively defend our market share in the grocery channel under existing circumstances, (ii) the significant risk that our enterprise value would further erode if we continued to operate our business on a highly leveraged basis, and (iii) that there was substantial doubt, if we continued to operate under our existing debt burden, regarding our ability to continue as a going concern.  Based on our going concern sale efforts in fiscal 2005, we have determined that the value of Gardenburger is inadequate to allow for any recovery or retention of rights by our equity holders.

Following several unsuccessful efforts to sell Gardenburger as a going concern over the past six years, including our fiscal 2005 efforts, as well as unsuccessful efforts to restructure and recapitalize Gardenburger, partially due to a lack of consensus between Annex and our preferred shareholders regarding distribution of the proceeds of a sale and the allocation of rights under a restructuring, on October 14, 2005, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California, Santa Ana Division (the “Bankruptcy Court”) (Case No. SA 05-19539-JB) (the “Chapter 11 Case”). In connection with this Chapter 11 Case, on December 9, 2005, we filed a Plan of Reorganization (the “Plan”) and a related Disclosure Statement with the Bankruptcy Court.

Significant terms of the Plan are as follows:

•                  Amounts due to holders of general unsecured claims will be fully paid over an 18 month period;

•                  All outstanding preferred stock and common stock will be terminated with no compensation to the holders thereof, thereby converting Gardenburger to a privately held company from a publicly held company;

•                  Elimination of all principal, accrued interest and accrued exit fees due pursuant to our Note Purchase Agreement, as amended, and Second Amended and Restated Convertible Senior Subordinated Note, as amended (the “Convertible Note”) held by Annex, which totaled $28.0 million as of September 30, 2005, and issuance of new equity interests in Gardenburger to Annex in full satisfaction of this claim;

•                  Payment of all principal and accrued interest due pursuant to our Revolving Credit and Term Loan Agreement, as amended (the “Loan Agreement”) with CapitalSource, which totaled approximately $8.2 million as of September 30, 2005; and

•                  Ongoing operation of our business on a viable basis following confirmation of the Plan.

We will continue to operate our business in the ordinary course as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code.

Bankruptcy law does not permit solicitation of acceptances of the Plan until the Bankruptcy Court approves the applicable Disclosure Statement relating to the Plan as providing adequate information of a kind, and in sufficient detail, as far as is reasonably practicable in light of the nature and history of the debtor and the condition of the debtor’s books and records, that would enable a hypothetical reasonable investor typical of the holder of claims or interests of the relevant class to make an informed judgment about the Plan.  Accordingly, this is not intended to be, nor should it be construed as, a solicitation for a vote on the Plan.  We will emerge from the Chapter 11 Case if and when the Plan is confirmed by the Bankruptcy Court.

The filing of the Chapter 11 Case constituted events of default under our Loan Agreement with CapitalSource and our Convertible Note held by Annex.  As a result of the events of default, all debt outstanding under such loan documents became automatically and immediately due and payable.  As of September 30, 2005, the amount of outstanding debt and accrued interest under the Loan Agreement was approximately $8.2 million, which was paid on November 22, 2005 utilizing proceeds from our debtor-in-possession credit facilities discussed below. The amount of outstanding debt under the Convertible Note was approximately $28.0 million as of September 30, 2005. We believe that any effort of Annex to enforce their rights under the Convertible Note will be stayed as a result of the filing of the Chapter 11 Case. In any event, we understand that Annex does not currently contemplate any such action and that Annex supports the Plan.

3.             DEBTOR-IN-POSESSION CREDIT FACILITY

In connection with the Chapter 11 Case, on October 17, 2005, and as approved by the Bankruptcy Court on October 18, 2005, we entered into an interim financing arrangement with CapitalSource.  In addition, senior and second lien credit facilities with Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division (“WFBC”), and GB Retail Funding, LLC (“GB”), respectively, were approved by the Bankruptcy Court on November 16, 2005.

We require credit facilities for use during the Chapter 11 Case (“DIP Financing”) and to meet our working capital needs and fund our obligations under the Plan upon and following the effective date of the Plan (“Exit Financing”).

The WFBC credit facilities provide for a secured revolving line of credit (the “WFBC Revolving Credit Facility”) in an amount not to exceed $7.5 million and a secured equipment term loan (the “WFBC Term Credit Facility”) of $2.2 million. As of December 14, 2005, the amounts outstanding under the WFBC Revolving Credit Facility and the WFBC Term Credit Facility were $0.4 million and $2.2 million, respectively. Upon the effective date of the Plan that is satisfactory to WFBC, the WFBC credit facilities will convert to Exit Financing facilities by automatically extending the maturity date of the WFBC credit facilities to the date thirty-six months after the date of closing of the WFBC credit facilities (November 22, 2008). The WFBC credit facilities were used to refinance our CapitalSource debt and will provide for ongoing working capital needs and for payment of obligations under, and in accordance with, the Plan.  All loans, advances and obligations under the WFBC credit facilities are secured by first priority security interests on all of our assets and reorganized Gardenburger, except general intangible assets (i.e., intellectual property, trademarks, brand names and domain names) and proceeds thereof.

The amount available under the WFBC Revolving Credit Facility is the lesser of (i) $7.5 million or (ii) up to the sum of: (i) 85% of eligible accounts receivable and (ii) the lesser of (a) $4.5 million or (b) the lesser of (x) 44.9% of eligible raw materials inventory plus 63.4% of eligible finished goods inventory or (y) 85% of the appraised net orderly liquidation value of eligible raw material inventory and eligible finished goods inventory, less (iii) reserves maintained by WFBC.  The interest rate on the WFBC Revolving Credit Facility is the Prime Rate plus 0.50% per annum floating, payable monthly in arrears calculated on the basis of actual days elapsed in each year of 360 days. We or reorganized Gardenburger may also elect to fix the rate of interest on portions of revolving advances at an interest rate equal to 3.25% over Wells Fargo LIBOR.  The default rate of interest will be 3.00% higher than the rate otherwise payable.  A fee of 0.50% per annum on the unused portion of the WFBC Revolving Credit Facility will be payable monthly in arrears.  As of December 14, 2005, we had $0.4 million outstanding on the WFBC Revolving Credit Facility at an interest rate of 7.75% and $3.1 million available for future use.  We utilized $0.7 million of the proceeds from this facility to pay off the entire balance owed to CapitalSource pursuant to their Loan Agreement and, accordingly, as of the date of the filing of this Form 10-K, we do not owe any amounts to CapitalSource.

The initial amount available under the WFBC Term Credit Facility was $2.2 million.  The interest rate on the WFBC Term Facility is the Prime Rate plus 1.00% per annum floating, payable monthly in arrears, calculated on the basis of actual days lapsed in a year of 360 days.  We or reorganized Gardenburger may also elect to fix the rate of interest on portions of term advances at an interest rate equal to 3.75% over Wells Fargo LIBOR.  The default rate of interest will be 3.00% higher than the rate otherwise payable.  As of December 14, 2005, we had $2.2 million outstanding on the WFBC Term Credit Facility at an interest rate of 8.25%.

Pursuant to the Credit and Security Agreement, dated November 22, 2005, governing the WFBC credit facilities (the “WFBC Credit Agreement”), we are required to comply with certain financial covenants, which are described below:

(a)  We are required to maintain a minimum Availability (as defined in the WFBC Credit Agreement) as follows:

Dates	Minimum Availability
11/22/05 through 12/02/05	$2,000,000
12/03/05 through 12/30/05	$1,750,000
12/31/05 and at all times thereafter	$1,500,000

(b)  We are required to achieve Net Cash Flow (as defined in the WFBC Credit Agreement) in an amount not less than the amount set forth below for the periods set forth below:

Test Period	Minimum Net Cash Flow
10/01/05 through 12/02/05	$(900,000)
10/29/05 through 12/30/05	$(600,000)
12/03/05 through 01/27/05	$(1,800,000)
12/31/05 through 02/24/06	$200,000

(c)  We are required to achieve, for each period described below, gross sales of not less than the amount set forth for each such period:

Period	Minimum Gross Sales
10/01/05 through 10/31/05	$3,600,000
11/01/05 through 11/30/05	$3,000,000
12/01/05 through 12/31/05	$3,600,000
01/01/06 through 01/31/06	$4,300,000
02/01/06 through 02/28/06	$3,900,000
03/01/06 through 03/31/06	$5,100,000
04/01/06 through 04/30/06	$4,500,000
05/01/06 through 05/31/06	$5,200,000
06/01/06 through 06/30/06	$5,200,000
07/01/06 through 07/31/06	$4,700,000

(d)  In the event we fail to achieve the minimum gross sales as set forth in item (c) above for any period set forth above, we are required to achieve, for the period set forth below ending on the same end date as the period for which we failed such minimum gross sales covenant, cumulative Net Sales (as defined in the WFBC Credit Agreement) of not less than the amount set forth below for the period ending on the date set forth below:

Period	Minimum Net Sales
10/01/05 through 10/31/05	$3,100,000
10/01/05 through 11/30/05	$5,700,000
10/01/05 through 12/31/05	$8,600,000
10/01/05 through 01/31/06	$12,100,000
10/01/05 through 02/28/06	$15,500,000
10/01/05 through 03/31/06	$19,700,000
10/01/05 through 04/30/06	$23,700,000
10/01/05 through 05/31/06	$27,800,000
10/01/05 through 06/30/06	$32,000,000
10/01/05 through 07/31/06	$36,000,000

Pursuant to the WFBC Credit Agreement, on or before February 24, 2006, Wells Fargo shall set new covenant levels for item (b) above.  The new covenant levels will be based upon our projections and cash budget for such periods received by Wells Fargo pursuant to the Credit and Security Agreement and will be no less stringent than the present levels, except that with respect to item (b) above, the new covenant levels will be based on a $500,000 negative variance based upon the projections and updated cash flow budget for such periods.  A copy of the Wells Credit Agreement is attached to this Annual Report on Form 10-K as Exhibit 10.74.

The GB Loan Facility consists of a $5.0 million secured single-advance term loan. This facility is secured by a second priority lien in all collateral securing the WFBC credit facilities, except that it is secured by a first priority perfected security interest in all of our general intangible assets (i.e., intellectual property, trademarks, brand names and domain names) and proceeds thereof. The interest rate on the GB Loan Facility is the Prime Rate plus 6.75% per annum floating, payable monthly in arrears. As of December 14, 2005, we had $4.9 million outstanding on the GB Loan Facility at an interest rate of 14.0%. Upon the effective date of the Plan that is satisfactory to GB, the GB Loan Facility will convert to an Exit Financing facility by automatically extending the maturity date of the GB Loan Facility to the date thirty-six months after the date of closing of the GB Loan Facility (November 22, 2008).

Pursuant to the Credit and Security Agreement, dated November 22, 2005, governing the GB Loan Facility (the “GB Credit Agreement”), we are required to comply with certain financial covenants that are identical to the financial covenants described above in connection with the WFBC credit facilities.  A copy of the GB Credit Agreement is attached to this Annual Report on Form 10-K as Exhibit 10.75.

As of December 2, 2005, we were in compliance with all of the financial covenants described above.

4.             CHANGES IN ACCOUNTING PRINCIPLES

Accounting for Slotting Fees

Slotting fees refer to oral arrangements pursuant to which the retail grocer allows our products to be placed on the store’s shelves in exchange for a slotting fee. As reported in previous filings, slotting fees were initially recorded as a prepaid asset and the related expense was recognized ratably over a 12-month period beginning two months following product shipment as an offset to sales.  Typically, 12 months is the estimated minimum period during which a retailer agrees to allocate shelf space.  However, given that there are no written contractual commitments requiring the retail grocers to allocate shelf space for twelve months, in fiscal 2004, we determined that it was a preferable accounting method to expense the slotting fees at the time revenue is recognized.  In accordance with Accounting Principles Board Opinion (“APB”) 20, “Accounting Changes,” the cumulative effect of the change in accounting for slotting fees was reflected in the first quarter of fiscal 2004.  The unaudited quarterly results for the first, second and third quarters of fiscal 2004 were restated for this change in accounting policy as indicated below (in thousands, except per share data):

	2004 1st Quarter (Restated) (Unaudited)	2004 2nd Quarter (Restated) (Unaudited)	2004 3rd Quarter (Restated) (Unaudited)	2004 4th Quarter (Unaudited)
Income (loss) before cumulative effect of a change in accounting principle and preferred dividends, as reported	$(1,730)	$(1,225)	$108	$(3,398)
Adjustment to record actual slotting fees incurred	9	330	(131)	n/a
Loss before cumulative effect of a change in accounting principle and preferred dividends, as adjusted	(1,721)	(895)	(23)	(3,398)
Cumulative effect of a change in accounting for slotting fees	(1,150)	—	—	—
Preferred dividends	1,294	1,294	1,149	1,102
Net loss applicable to common shareholders	$(4,165)	$(2,189)	$(1,172)	$(4,500)

Basic and diluted net loss per share applicable to common shareholders, as reported	$(0.34)	$(0.28)	$(0.12)	$(0.50)
Adjustment for reversal of period slotting fee additions and amortization and cumulative effect of a change in accounting principle	$(0.13)	$0.04	$(0.01)	$ n/a
Basic and diluted net loss per share applicable to common shareholders, as adjusted (1)	$(0.46)	$(0.24)	$(0.13)	$(0.50)

(1)          Per share amounts may not add due to rounding.

Pro forma results for fiscal 2003, assuming the change in accounting for slotting fees occurred on October 1, 2002, the first day of fiscal 2003, are as follows (in thousands, except per share data):

Fiscal 2003
Income (loss) before cumulative effect of a change in accounting principle and preferred dividends, as reported	$(5,202)
Adjustment to record actual slotting fees incurred	(216)
Income (loss) before cumulative effect of a change in accounting principle and preferred dividends, pro forma	$(5,418)

Net loss applicable to common shareholders, as reported	$(10,790)
Adjustment to record actual slotting fees incurred	(216)
Net loss applicable to common shareholders, pro forma	$(11,006)

Basic and diluted loss per share before cumulative effect of a change in accounting principle, as reported	$(1.15)
Adjustment to record actual slotting fees incurred	(0.02)
Basic and diluted loss per share before cumulative effect of a change in accounting principle, pro forma(1)	$(1.18)

Basic and diluted net loss per share applicable to common shareholders, as reported	$(1.20)
Adjustment to record actual slotting fees incurred	(0.02)
Basic and diluted net loss per share applicable to common shareholders, pro forma	$(1.22)

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

5.                                      NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which requires companies to apply most voluntary accounting changes retrospectively to prior financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Any future voluntary accounting changes made by us will be accounted for under SFAS No. 154.

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

SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R is effective for annual periods beginning after June 15, 2005.  Accordingly, we adopted SFAS No. 123R on October 1, 2005. Unamortized stock-based compensation expense, on a pro forma basis, as of September 30, 2005 totaled $190,000, with $144,000 to be amortized in fiscal 2006 and $46,000 to be amortized in fiscal 2007.

6.             INVENTORIES

Detail of inventories at September 30, 2005 and 2004 was as follows (in thousands):

	2005	2004
Raw materials	$521	$967
Packaging and supplies	294	426
Finished goods	5,546	7,571
	$6,361	$8,964

7.             MACHINERY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Detail of machinery and equipment and leasehold improvements at September 30, 2005 and 2004 was as follows (in thousands):

	2005	2004
Machinery and equipment	$18,741	$18,415
Office furniture and equipment	3,215	3,869
Leasehold improvements	1,485	1,550
	23,441	23,834
Construction in progress	41	119
	23,482	23,953
Less accumulated depreciation	(15,065)	(13,303)
	$8,417	$10,650

8.             OTHER ASSETS

As of September 30, 2005, other assets include trademarks.  As of September 30, 2004, other assets also included deferred financing fees. See Note 2 for a discussion of the write-off of the deferred financing fees during fiscal 2005. The gross amount of deferred financing fees and trademarks and the related accumulated amortization were as follows (in thousands):

	September 30,
	2005	2004
Deferred financing fees	$—	$2,006
Accumulated amortization	—	(1,647)
		359

Trademarks	415	415
Accumulated amortization	(89)	(78)
	326	337
	$326	$696

Amortization expense was as follows during fiscal 2005, 2004 and 2003 (in thousands):

	Year Ended September 30,
	2005	2004	2003
Deferred financing fees	$385	$318	$305
Trademarks	11	10	10

Amortization of trademarks is as follows over the next five fiscal years (in thousands):

2006	$10
2007	10
2008	10
2009	10
2010	10

9.             OTHER CURRENT LIABILITIES

Other current liabilities included the following (in thousands):

	September 30,
	2005	2004
Accrued interest	$77	$3,288

There were no other current liabilities that represented 5% or more of the total current liabilities balance at September 30, 2005 or 2004.

10.          COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease our operating facilities and corporate offices.  Additionally, we lease certain equipment.  Future minimum lease payments under operating leases at September 30, 2005 were as follows (in thousands):

Year Ending September 30,
2006	$692
2007	577
2008	153
2009	9
2010	—
Thereafter	—
Total	$1,431

Rental expense for the years ended September 30, 2005, 2004 and 2003 was $641,000, $661,000 and $773,000, respectively.

Contractual Obligations

Contractual payments under our short-term note payable, our term loan, our Convertible Note, our operating leases and other obligations are significant.  A schedule of contractual payments remaining due at September 30, 2005 in the next five fiscal years, including exit fees of approximately $4.7 million for the Convertible Note, is as follows (in thousands):

	Total	Fiscal 2006-2007	Fiscal 2008-2009	Thereafter
Short-Term Note Payable	$5,244	$5,244	$—	$—
Term Loan	2,861	2,861	—	—
Convertible Note	27,988	27,988	—	—
Operating Leases	1,431	1,269	162	—
Purchase Order Obligations	1,060	1,060	—	—
License Agreement	271	150	121	—
Retention Agreements	899	899	—	—
Total	$39,754	$39,471	$283	$—

As discussed in Note 2 above, our short-term note payable and our term loan were paid off on November 22, 2005 in accordance with the Plan. In addition, pursuant to the Plan, the Convertible Note will be terminated in exchange for new equity interests in Gardenburger.

In addition, we have retention, employment, severance and change-in-control agreements with our executive officers and certain other employees, which provide for benefits upon, among other things, a sale of Gardenburger. The Bankruptcy Court declaring our Plan effective would be considered a change-in-control.  See also Note 18.

In the normal course of business, we offer customers trade spending incentives.

11.                               REVOLVING CREDIT AND TERM LOAN

As of September 30, 2005, we had a Revolving Credit and Term Loan Agreement (as amended, the “Loan Agreement”) with CapitalSource Finance LLC (“CapitalSource”).  The Loan Agreement provided for an $8.0 million term loan and a $7.0 million short-term note payable (together, “the Loans”).

In order to address issues relating to our ability to meet our financial obligations and to address non-compliance with certain of our financial covenants, we entered into amendments to this Loan Agreement on February 18, 2005. Pursuant to the amendment to our Loan Agreement, CapitalSource agreed to waive our non-compliance with certain financial covenants as of September 30, 2004 and December 31, 2004 and to provide additional availability of up to $500,000 under the revolving credit facility from February 18, 2005 to May 31, 2005.  In addition, future financial covenants were amended.

At September 30, 2005, we had $2.9 million outstanding at an interest rate of 11.25% on the term loan and $5.2 million outstanding at an interest rate of 8.25% on the short-term note payable. Pursuant to the Plan, all amounts outstanding under the Loans were paid off and Loan Agreement terminated on November 22, 2005 utilizing our DIP Financing. The $650,000 required exit fee was paid in August 2005.

We also paid CapitalSource an unused line of credit fee equal to 0.083% per month of unused amounts under the short-term note payable, which totaled $24,576 in fiscal 2005, $32,116 in fiscal 2004 and $42,964 in fiscal 2003.

12.          CONVERTIBLE SENIOR SUBORDINATED NOTES AND WARRANTS

In September 2004, Dresdner Kleinwort Benson Private Equity Partners LP (“Dresdner”), the original holder of our Convertible Note, transferred all rights, including interest accrued from September 30, 2001, pursuant to the Convertible Note, to Annex. There were no changes to the terms of the Convertible Note upon this transfer.

In order to address issues relating to our ability to meet our financial obligations and to address non-compliance with certain of our financial covenants, we entered into amendments to our Note Purchase Agreement with Annex on February 18, 2005. Pursuant to the amendment to our Note Purchase Agreement, Annex agreed to waive our non-compliance with certain financial covenants, amended future financial covenants and consented to the amendment to the Loan Agreement discussed above.

The interest rate on the Convertible Note was 15% per annum as of September 30, 2005.

At September 30, 2005, the Convertible Note balance consisted of the following (in thousands):

Principal	$17,156
Accrued interest	6,167
Accrued exit fees	4,665
$27,988

According to our Plan, the Convertible Note balance will be extinguished and Annex will be issued new equity interests in Gardenburger in full satisfaction of this claim.  Accordingly, we ceased the accrual of all interest and exit fees related to our Convertible Note effective October 14, 2005.

In addition, under the terms of the Warrant Agreement, which was issued in January 2002 in connection with certain term revisions to the Convertible Note, we issued an immediately exercisable warrant with a ten-year term to purchase 557,981 shares of our common stock at a price of $0.28 per share, subject to anti-dilution adjustments.  Annex has registration rights with respect to shares issuable upon exercise of this warrant.  However, pursuant to the Plan, these warrants will be canceled in connection with the exchange of all of Annex’s outstanding claims into new equity interests of Gardenburger.

The Convertible Note is convertible into common stock at the election of the holder; the conversion price at September 30, 2005 was $9.78 per share.

13.          CONVERTIBLE REDEEMABLE PREFERRED STOCK

At September 30, 2005, we had outstanding 552,500 shares of Series C Convertible Redeemable Preferred Stock (“Series C Stock”) with a face value of $27.6 million and 97,500 shares of Series D Convertible Redeemable Preferred Stock (“Series D Stock”) with a face value of $4.9 million, which are convertible into 2,762,500 and 1,300,000 shares (subject to antidilution adjustments) of our common stock, respectively, at any time at the discretion of the holder.

The terms of the Series C Stock and Series D Stock provide for a 12% cumulative dividend and a 10% premium on any liquidation or redemption. The premium was being accreted over the redemption period.  At September 30, 2005, we had accrued $3.0 million in relation to the redemption premium, which is included in the preferred stock balance in the balance sheet.  The liquidation preference of the Series C and Series D Stock was $62.0 million at September 30, 2005.

As approved by our shareholders at our 2004 Annual Shareholder Meeting in March 2004, the terms of our Series C Stock and Series D Stock were amended to defer the earliest date on which holders may require redemption, upon satisfaction of certain conditions outside of the control of the holders, of their shares of Series C Stock and Series D Stock to as late as June 30, 2008 instead of March 31, 2006. Accordingly, the amount of the 10% redemption premium not previously accreted was being accreted over a longer period of time, which reduced our quarterly preferred dividend charge from $1.3 million to approximately $1.2 million beginning in the third quarter of fiscal 2004. Detail of our preferred dividends was as follows (in thousands):

	Year Ended September 30,
	2005	2004	2003
12% cumulative dividends	$3,900	$3,900	$3,900
Accretion of 10% redemption premium	481	769	1,022
Accretion of original issue discount	120	170	255
	$4,501	$4,839	$5,177

The Convertible Redeemable Preferred Stock balance consisted of the following (in thousands):

	September 30,
	2005	2004
Original face amount	$32,500	$32,500
Accrued dividends	25,188	21,288
10% redemption premium	3,012	2,531
Original issue discount	(348)	(468)
	$60,352	$55,851

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

As discussed in Note 2, pursuant to our Plan, all shares of preferred stock will be canceled with no compensation to the holders thereof. Accordingly, we eliminated the accrual of dividends and the accretion of the redemption premium and the original issue discount as of October 14, 2005, the date we filed our Chapter 11 Case.

14.          INCOME TAXES

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes.”  We realize tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions).  For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to additional paid-in capital.  There were no tax benefits realized related to stock options in fiscal 2005, 2004 or 2003.

Total deferred income tax assets were $31.8 million and $25.3 million at September 30, 2005 and 2004, respectively, and deferred income tax liabilities were $1.0 million and $1.2 million, respectively, prior to the consideration of any valuation allowance.  Individually significant deferred tax assets and liabilities were as follows (in thousands):

	September 30,
	2005	2004
Net operating loss carryforwards	$27,650	$23,376
Accrued interest	2,398	—
Accrued profit sharing and retention	322	—
Provision for trade promotions and discounts	309	825
Book/tax depreciation and amortization difference	(1,032)	(1,187)
Other	1,107	1,101
	30,754	24,115
Valuation allowance	(30,754)	(24,115)
Net deferred tax balance	$—	$—

In accordance with SFAS No. 109, we have recorded a valuation allowance against the entire amount of net deferred tax assets as of September 30, 2005 and 2004 as a result of recurring operating losses in recent years.

We have tax net operating loss carryforwards, totaling $72.0 million, which expire as follows: 2012: $1.4 million; 2018: $10.4 million; 2019: $31.6 million; 2020: $3.0 million; 2021: $4.4 million; 2022: $0.6 million; 2023: $6.8 million; 2024: $5.2 million; and 2025: $8.6 million.  However, in conjunction with the redemption of our Series A and Series B Convertible Redeemable Preferred Stock and the issuance of our Series C and Series D Convertible Redeemable Preferred Stock in January 2002, we experienced an ownership change as defined in the Internal Revenue Code and, accordingly, the use of our pre-January 2002 net operating losses are subject to an annual limitation of approximately $2.4 million. Our net operating losses may be limited further in the future due to additional changes in the ownership of Gardenburger.

The reconciliation between the effective tax rate and the statutory federal income tax rate was as follows:

	Year Ended September 30,
	2005	2004	2003
Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal income tax benefit	(4.4)	(4.4)	(4.4)
Preferred dividends	12.4	15.5	18.4
Slotting fees	—	2.9	—
Effect of change in valuation allowance	26.0	19.9	20.2
Other	—	0.1	(0.2)
Effective tax rate	0.0%	0.0%	0.0%

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

Stock Plan Options

In February 2001, our shareholders approved the 2001 Stock Incentive Plan (the “2001 Plan”) to replace our 1992 First Amended and Restated Combination Stock Option Plan (the “1992 Plan”), which was scheduled to expire in January 2002. Upon approval of the 2001 Plan, we no longer granted awards under the 1992 Plan.  The 2001 Plan provides for stock-based awards to employees, officers, directors and consultants.  Awards that may be granted under the 2001 Plan include stock options, in the form of incentive stock options (“ISOs”) and non-statutory stock options (“NSOs”), stock appreciation rights, restricted awards, performance awards and other stock-based awards.

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

The 2001 Plan permits the issuance of up to 1,400,000 shares of our common stock plus 1,951,023 shares available under the 1992 Plan.  In addition, if awards granted under the 1992 Plan are forfeited or expire, shares of common stock reserved for such forfeited or expired awards become available for issuance under the 2001 Plan.  As of September 30, 2005, we had 3,351,023 shares of common stock reserved for issuance under the 2001 Plan and the 1992 Plan combined.

Activity under the 1992 Plan and the 2001 Plan is summarized as follows (in thousands, except per share amounts):

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price
Balances, September 30, 2002	109	3,242	$3.05
Options canceled	606	(606)	1.87
Balances, September 30, 2003	715	2,636	3.32
Options canceled	902	(902)	3.10
Balances, September 30, 2004	1,617	1,734	3.50
Options canceled	592	(592)	5.76
Balances, September 30, 2005	2,209	1,142	$2.34

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

At September 30, 2005, an option to purchase 950,000 shares of common stock remained outstanding and exercisable in full and 950,000 shares of our common stock were reserved for issuance under this option grant.

On April 14, 1996, we granted an option to our then Chief Executive Officer exercisable for 300,000 shares of our common stock.  Pursuant to the terms of the original grant, such option was exercisable for a period of five years from the Chief Executive Officer’s termination date of August 4, 2000 at an exercise price of $8.69 per share.  As of September 30, 2005, the option had expired unexercised.

During 1999, we granted options to certain employees and two consultants covering a total of 80,000 shares of our common stock at an average exercise price of $11.16 per share.

Activity related to these options was as follows:

Fiscal Year	Shares Cancelled	Average Exercise Price
2000	15,332	$11.63
2001	22,001	11.35
2002	6,667	11.63
2003	—	—
2004	3,000	11.63
2005	—	—

At September 30, 2005, options covering 33,000 shares of common stock remained outstanding at an average exercise price of $10.68 and 33,000 shares of our common stock were reserved for issuance for these options. The fair value of options granted to non-employees was not material.

On March 1, 2000, we granted options to the members of our Board of Directors covering a total of 14,500 shares of our common stock.  Such options are exercisable for a period of ten years from the date of grant at an exercise price of $5.69 per share.  During fiscal 2005, 2004 and 2001, options covering 1,500, 1,500 and 7,000 shares of common stock were canceled, respectively, and at September 30, 2005, options covering 4,500 shares of common stock were outstanding and reserved for issuance pursuant to these option grants.

The following table summarizes information about all stock options outstanding at September 30, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 9/30/05	Weighted Average Remaining Contractual Life - Years	Weighted Average Exercise Price	Number of Shares Exercisable at 9/30/05	Weighted Average Exercise Price
$0.4150 - $1.3563	1,720,500	3.2	$0.8104	1,591,800	$0.8307
1.3564 - 2.7125	122,500	4.7	1.7185	122,500	1.7185
5.4251 - 6.7813	145,500	2.9	6.4885	145,500	6.4885
6.7814 - 8.1375	24,000	2.9	7.7825	24,000	7.7825
8.1376 - 9.4938	25,500	2.4	8.9565	25,500	8.9565
9.4939 - 10.8500	37,420	3.5	10.0625	37,420	10.0625
10.8501 - 12.2063	28,000	3.4	11.6027	28,000	11.6027
12.2064 - 13.1250	26,000	0.6	12.6923	26,000	12.6923
$0.4150 - $13.1250	2,129,420	3.2	$1.8763	2,000,720	$1.9611

At September 30, 2004 and 2003, options covering 2,640,620 and 2,910,919 shares of our common stock, respectively, were exercisable at weighted average exercise prices of $3.71 per share and $4.14 per share, respectively.

Warrants

In January 2002, in conjunction with amendments to our Convertible Note and Convertible Redeemable Preferred Stock, we issued warrants exercisable for a total of 1,115,962 shares of our common stock at an exercise price of $0.28 per share.  The warrants were immediately exercisable and expire 10 years from the date of grant.  As of September 30, 2005, none of these warrants had been exercised and we had 1,115,962 shares of our common stock reserved for future issuance related to these warrants. The value of the warrants, utilizing the Black-Scholes methodology, was $95,000 and was expensed during fiscal 2002.

16.          401(k) PLAN

We have a 401(k) Salary Deferral Plan, which covers all eligible employees who have reached the age of 18. The covered employees may elect to have an amount deducted from their wages for investment in a retirement plan. We match 100% of employee contributions up to 2% of compensation.  Our contribution to this plan was approximately $64,000 in 2005, $107,000 in 2004 and $117,000 in 2003.

17.                               RELATED PARTY TRANSACTIONS

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

Richard L. Mazer, a Director, is President and Chief Executive Officer of Ventura Foods, LLC.  We purchased barbecue sauce from Ventura Foods totaling $273,000, $668,000 and $735,000 in fiscal 2005, 2004 and 2003, respectively.  At September 30, 2005 and 2004, we owed Ventura Foods LLC $26,000 and $0, respectively, related to purchases of the barbecue sauce. We believe that the price paid to Ventura Foods is fair in comparison with prices that would be paid to an independent third party for similar barbecue sauce.

Mr. Coleman, a former Director who resigned from our Board of Directors effective March 14, 2005, is Managing Partner of Annex Capital Management LLC to which we are indebted in the principal amount of approximately $17.2 million plus $6.2 million of accrued but unpaid interest and $4.7 million of accrued but unpaid exit fees related to this debt.  This debt currently bears interest at the annual rate of 15%.

We entered into a licensing agreement with Mr. Wenner, a Director, in fiscal 2004, which expires in May 2009.  Pursuant to the agreement, Mr. Wenner grants to us an exclusive, royalty-free, worldwide license to make use of, copy, reproduce, modify, adapt, distribute, transmit, broadcast, display, exhibit, project and otherwise exploit certain of Mr. Wenner’s property.  In exchange, we pay Mr. Wenner $75,000 per annum.  The agreement also provides that, during the term of the agreement, Mr. Wenner shall make, at dates and times reasonably agreed to by each of Mr. Wenner and us, certain personal appearances for which Mr. Wenner shall be compensated at the rate of $500 per day, plus all reasonable and necessary expenses (including coach air travel, hotel accommodations and meal expenses) incurred by Mr. Wenner in connection with such personal appearances.  Mr. Wenner received approximately $79,000 and $29,000 pursuant to this agreement in fiscal 2005 and fiscal 2004, respectively.

18.                               RETENTION AND SEPARATION AGREEMENTS

We entered into Retention Agreements with each of our three executive officers and with two key employees (the “Executives”) on January 27, 2005. The Executives are Scott C. Wallace, Chief Executive Officer, President and Chairman of the Board, James W. Linford, Senior Vice President and Chief Operating Officer, Robert T. Trebing, Jr., Chief Financial Officer, Robert Dixon, Vice President of Sales and Lori Luke, Vice President of Marketing. The Retention Agreements provided incentive for each of the Executives to continue to be employed by Gardenburger, Inc. through and following a change in control or going private transaction.  The agreements provided for payment of a retention bonus on the earlier of (1) the date of a change of control, (2) the date of a going private transaction or (3) the second anniversary of the effective date of the agreement.  If a change in control or going private transaction occurred during the first eighteen months following the effective date of the agreement, the Executive was to receive a lump sum payment equal to twelve months of base salary. If a change in control or going private transaction occurred after the eighteen month anniversary of the agreement or if the Executive remained continuously employed by Gardenburger, Inc. through the second anniversary of the effective date of the agreement, the Executive was to receive a lump sum payment equal to sixteen months of base salary. These retention bonuses were subject to certain conditions set forth in the agreements.

On March 24, 2005, we entered into amendments to these Retention Agreements in order to, among other things, revise the definition of “Change in Control” and delete Section 4.3 “Bankruptcy Limitation” in each of the agreements. On each of May 4, 2005 and July 19, 2005, we entered into, respectively, an Amended and Restated Retention Agreement and a Second Amended and Restated Retention Agreement (the “Agreement”) with each of the Executives. The Agreement provides incentive for each of the Executives to continue to be employed by us through and following a Change in Control (as defined in the Agreement) or a Sale Transaction (as defined in the Agreement). The Agreement provides for payment of 100% of the retention bonus immediately following the date of a Change in Control.  The Agreement also provides for payment of 75% of a retention bonus on the date of our execution of a Sale Transaction, with the remaining 25% of the retention bonus payable following the date of the consummation of the transactions contemplated by the Sale Transaction.   If the signing of a Sale Transaction or Change in Control does not occur by January 27, 2007, the full 100% of the retention bonus is payable to the Executive. The Agreement also provides for payment of a retention bonus if the Executive’s employment by us is terminated without Cause (as defined in the Agreement) other than in connection with the Executive’s death or Disability (as defined in the Agreement). These retention bonuses are subject to certain conditions set forth in the Agreement. Declaration by the Bankruptcy Court of the effectiveness of our Plan would be considered a Change in Control.

We entered into a Separation Agreement dated August 26, 2005 and a Consulting Agreement dated August 26, 2005 with Mr. Robert T. Trebing, Jr., our former Senior Vice President and Chief Financial Officer.  Pursuant to his previously existing employment agreement, Mr. Trebing received $204,000, representing his annual base salary, upon the date of his termination and the signing of the Separation Agreement.  Pursuant to his Consulting Agreement, Mr. Trebing received $25,500 upon signing of the agreement and receives $8,500 for his services every two week period thereafter.  Pursuant to the Consulting Agreement, Mr. Trebing serves as the Chief Financial Officer of the Company, as well as the Principal Financial Officer. The Consulting Agreement remains in effect until the earlier of (i) the date of Gardenburger’s emergence from bankruptcy under the United States Bankruptcy Code or (ii) termination of the agreement by either party by giving the other party 30 days prior written notice.

On February 18, 2005, we modified our debt agreements. Refer to Notes 12 and 13 for further information.

SCHEDULE II

GARDENBURGER, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

(In thousands)

Column A	Column B	Column C		Column D	Column E
	Balance	Charged	Charged to		Balance
	at Beginning	to Costs and	Other Accounts -	Deductions -	at End
Description	of Period	Expenses	Describe	Describe (a)	of Period

Year Ended September 30, 2003:

Reserves deducted from asset accounts:

Allowance for uncollectible accounts	$200	$—	$—	$7	$193

Year Ended September 30, 2004:

Reserves deducted from asset accounts:

Allowance for uncollectible accounts	$193	$—	$—	$89	$104

Year Ended September 30, 2005:

Reserves deducted from asset accounts:

Allowance for uncollectible accounts	$104	$—	$—	$4	$100

(a)  Charges to the account included in this column are for the purposes for which the reserve was created.