Form 10-Q
period 2005-12-31
GARDENBURGER INC
filed 2006-02-13
CIK 859735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐   Accelerated filer  ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock without par value	9,502,101
(Class)	(Outstanding at February 10, 2006)

GARDENBURGER, INC.

(Debtor-in-Possession)

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GARDENBURGER, INC.

(Debtor-in-Possession)

BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	December 31,	September 30,
	2005	2005
Assets
Current Assets:
Cash and cash equivalents	$3	$13
Restricted cash	107	174
Accounts receivable, net of allowances of $100 at both December 31, 2005 and September 30, 2005	2,100	3,219
Inventories, net	6,470	6,361
Prepaid expenses	1,874	1,351
Total current assets	10,554	11,118

Machinery, equipment and leasehold improvements, net of accumulated depreciation of $15,652 and $15,065 at December 31, 2005 and September 30, 2005, respectively	7,834	8,417
Other assets, net of accumulated amortization of $229 and $89 at December 31, 2005 and September 30, 2005, respectively	1,034	326
Total assets	$19,422	$19,861

Liabilities and Shareholders’ Deficit
Liabilities Not Subject to Compromise:
Current Liabilities:
Short-term note payable	$339	$5,244
Term loans payable	7,101	2,861
Convertible note payable	—	27,988
Accounts payable	1,643	3,467
Accrued payroll and employee benefits	1,331	1,294
Other current liabilities	538	634
Total current liabilities	10,952	41,488

Liabilities Subject to Compromise	31,513	—
Total liabilities	42,465	41,488

Convertible redeemable preferred stock, liquidation preference of $55,023 and $62,004 at December 31, 2005 and September 30, 2005, respectively, subject to compromise, and 570,000 and 650,000 shares outstanding at December 31, 2005 and September 30, 2005, respectively	53,062	60,352

Commitments, contingencies and subsequent events

Shareholders’ Deficit:
Preferred stock, no par value, 5,000,000 shares authorized	—	—
Common stock, no par value, 25,000,000 shares authorized; 9,502,101 and 9,002,101 shares issued and outstanding at December 31, 2005 and September 30, 2005	11,189	11,189
Additional paid-in capital	19,983	12,500
Accumulated deficit	(107,277)	(105,668)
Total shareholders’ deficit	(76,105)	(81,979)
Total liabilities and shareholders’ deficit	$19,422	$19,861

See accompanying notes to financial statements.

GARDENBURGER, INC.

(Debtor-in-Possession)

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2005	2004

Net sales	$8,886	$9,128
Cost of goods sold	5,887	5,627
Gross margin	2,999	3,501

Operating expenses:
Sales and marketing	2,430	3,298
General and administrative	835	1,199
Stock-based compensation	36	—
	3,301	4,497
Operating loss	(302)	(996)

Other income (expense):
Interest income	3	1
Interest expense (excluding contractual interest expense of $867 and $0)	(740)	(1,052)
	(737)	(1,051)
Loss from operations before reorganization items	(1,039)	(2,047)

Reorganization items	413	—
Net loss	(1,452)	(2,047)
Preferred dividends (excluding contractual dividends and accretion of $968 and $0)	157	1,125
Net loss applicable to common shareholders	$(1,609)	$(3,172)

Basic and diluted net loss per share applicable to common shareholders	$(0.18)	$(0.35)

Shares used in basic and diluted per share calculations	9,013	9,002

See accompanying notes to financial statements.

GARDENBURGER, INC.

(Debtor-in-Possession)

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(1,452)	$(2,047)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	727	702
Accrual of long-term debt and convertible note payable exit fees	23	110
Accrual of Annex interest	118	—
Stock-based compensation	36	—
(Increase) decrease in:
Restricted cash	67	16
Accounts receivable, net	1,119	912
Inventories, net	(109)	93
Prepaid expenses	(523)	472
Increase (decrease) in:
Accounts payable	1,451	(190)
Accrued payroll and employee benefits	146	289
Other current liabilities	(96)	711
Net cash provided by operating activities	1,507	1,068

Cash flows from investing activities:
Payments for purchase of machinery, equipment and leasehold improvements	(4)	(72)
Net cash used in investing activities	(4)	(72)

Cash flows from financing activities:
Proceeds from (payments on) short-term notes payable, net	(4,905)	(498)
Proceeds from term debt	7,238	—
Payments on term debt	(2,998)	(500)
Capitalized financing fees	(848)	—
Net cash used in financing activities	(1,513)	(998)

Decrease in cash and cash equivalents	(10)	(2)

Cash and cash equivalents:
Beginning of period	13	5
End of period	$3	$3

Supplemental Cash Flow Information
Cash paid during the period for income taxes	$—	$8
Cash paid during the period for interest	311	237
Cash paid for reorganization items	128	—

Supplemental Non-Cash Transaction Disclosure
Reclassification of amounts to liabilities subject to compromise	$31,513	$—
Conversion of convertible redeemable preferred stock	7,447	—
Non-cash preferred dividends	157	1,125

See accompanying notes to financial statements.

GARDENBURGER, INC.

(Debtor-in-Possession)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation and Going Concern

The financial information included herein for the quarterly periods ended December 31, 2005 and 2004 and the financial information as of December 31, 2005, is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of September 30, 2005 is derived from our 2005 Annual Report on Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Our financial statements have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, and in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” As a result of our filing for Chapter 11 bankruptcy protection, as described below, there is no assurance that the carrying amounts of assets will be realized or that the liabilities will be settled for the amounts recorded. Until a plan of reorganization is confirmed by the Bankruptcy Court, we are not able to determine the ultimate disposition of our remaining assets and liabilities.

Note 2.  Chapter 11 Filing

On October 14, 2005, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California, Santa Ana Division (the “Bankruptcy Court”) (Case No. SA 05-19539-JB) (the “Chapter 11 Case”). In connection with this Chapter 11 Case, on December 9, 2005, we filed a Plan of Reorganization (the “Plan”) and a related Disclosure Statement (the “Disclosure Statement”) with the Bankruptcy Court. On January 18, 2006, the Bankruptcy Court approved our Disclosure Statement and related notice and solicitation materials. We began soliciting creditors’ approval of our Plan on February 2, 2006. The Bankruptcy Court has scheduled a hearing to confirm the Plan on March 15, 2006.  A copy of the Plan and Disclosure Statement will be filed in a Current Report on Form 8-K upon confirmation of the Plan by the Bankruptcy Court.

Significant terms of the Plan as currently drafted are as follows:

•      Amounts due to holders of general unsecured claims will be fully paid over an 18 month period;

•      All outstanding preferred stock and common stock will be terminated with no compensation to the holders thereof, thereby converting Gardenburger to a privately held company from a publicly held company;

•      Cancellation of all principal, accrued interest and accrued exit fees due pursuant to our Note Purchase Agreement, as amended, between Gardenburger and Annex Holdings I LP (“Annex”) and Second Amended and Restated Convertible Senior Subordinated Note, as amended (the “Convertible Note”), held by Annex, which totaled approximately $28.1 million as of December 31, 2005, and issuance of new equity interests in Gardenburger to Annex in full satisfaction of this claim;

•      Payment of all principal and accrued interest due pursuant to our Revolving Credit and Term Loan Agreement, as amended (the “Loan Agreement”) with CapitalSource Finance LLC (“CapitalSource”), which totaled approximately $8.2 million as of September 30, 2005 and was paid on November 22, 2005 utilizing proceeds from our debtor-in-possession credit facilities discussed below. The Plan anticipates that the debtor-in-possession credit facilities will convert to exit financing upon the effective date of the Plan;

•      Implementation of a management equity incentive plan pursuant to which members of Gardenburger’s management will receive equity interests in the reorganized company; and

•      Ongoing operation of our business on a viable basis following confirmation of the Plan.

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

The filing of the Chapter 11 Case constituted events of default under our Loan Agreement with CapitalSource and our Convertible Note held by Annex. As a result of the events of default, all debt outstanding under such loan documents became automatically and immediately due and payable. As discussed above, all outstanding debt and accrued interest under the Loan Agreement was paid on November 22, 2005 utilizing proceeds from our debtor-in-possession credit facilities discussed below. The amount of outstanding debt under the Convertible Note was approximately $28.1 million as of December 31, 2005. We believe that any effort of Annex to enforce their rights under the Convertible Note will be stayed as a result of the filing of the Chapter 11 Case. In any event, we understand that Annex does not currently contemplate any such action and that Annex supports the Plan.

Because the Plan has not been confirmed by the Bankruptcy Court, material terms of the Plan described in this Quarterly Report on Form 10-Q may change.

Note 3.  Debtor-in-Possession Credit Facilities

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

The WFBC credit facilities provide for a secured revolving line of credit (the “WFBC Revolving Credit Facility”) in an amount not to exceed $7.5 million and a secured equipment term loan (the “WFBC Term Credit Facility”) of $2.2 million. Upon the effective date of a Plan that is satisfactory to WFBC, the WFBC credit facilities will convert to Exit Financing facilities by automatically extending the maturity date of the WFBC credit facilities to the date thirty-six months after the date of closing of the WFBC credit facilities (November 22, 2008). The WFBC credit facilities were used to refinance our CapitalSource debt and will provide for ongoing working capital needs and for payment of obligations under, and in accordance with, the Plan.  All loans, advances and obligations under the WFBC credit facilities are secured by first priority security interests on all of our assets and reorganized Gardenburger, except general intangible assets (i.e., intellectual property, trademarks, brand names and domain names) and proceeds thereof.

The amount available under the WFBC Revolving Credit Facility is the lesser of (i) $7.5 million or (ii) up to the sum of: (i) 85% of eligible accounts receivable and (ii) the lesser of (a) $4.5 million or (b) the lesser of (x) 44.9% of eligible raw materials inventory plus 63.4% of eligible finished goods inventory or (y) 85% of the appraised net orderly liquidation value of eligible raw material inventory and eligible finished goods inventory, less (iii) reserves maintained by WFBC. The interest rate on the WFBC Revolving Credit Facility is the Prime Rate plus 0.50% per annum floating, payable monthly in arrears calculated on the basis of actual days elapsed in each year of 360 days. We or reorganized Gardenburger may also elect to fix the rate of interest on portions of revolving advances at an interest rate equal to 3.25% over Wells Fargo LIBOR. The default rate of interest will be 3.00% higher than the rate otherwise payable.  A fee of 0.50% per annum on the unused portion of the WFBC Revolving Credit Facility will be payable monthly in arrears. As of December 31, 2005, we had $0.3 million outstanding on the WFBC Revolving Credit Facility at an interest rate of 7.75% and $3.1 million available for future use.

The initial amount available under the WFBC Term Credit Facility was $2.2 million. The interest rate on the WFBC Term Facility is the Prime Rate plus 1.00% per annum floating, payable monthly in arrears, calculated on the basis of actual days lapsed in a year of 360 days. We or reorganized Gardenburger may also elect to fix the rate of interest on portions of term advances at an interest rate equal to 3.75% over Wells Fargo LIBOR. The default rate of interest will be 3.00% higher than the rate otherwise payable.  As of December 31, 2005, we had $2.2 million outstanding on the WFBC Term Credit Facility at an interest rate of 8.25%.

Pursuant to the Credit and Security Agreement, dated November 22, 2005, governing the WFBC credit facilities (the “WFBC Credit Agreement”), we are required to comply with certain financial covenants (as defined in the WFBC Credit Agreement), which are described below:

(a)   We are required to maintain a Minimum Availability as follows:

Dates	Minimum Availability
11/22/05 through 12/02/05	$2,000,000
12/03/05 through 12/30/05	$1,750,000
12/31/05 and at all times thereafter	$1,500,000

(b)   We are required to achieve Net Cash Flow in an amount not less than the amount set forth below for the periods set forth below:

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

(d)   In the event we fail to achieve the minimum gross sales as set forth in item (c) above for any period set forth above, we are required to achieve, for the period set forth below ending on the same end date as the period for which we failed such minimum gross sales covenant, cumulative Net Sales of not less than the amount set forth below for the period ending on the date set forth below:

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

Pursuant to the WFBC Credit Agreement, on or before February 24, 2006, Wells Fargo will set new covenant levels for item (b) above.  The new covenant levels will be based upon our projections and cash budget for such periods received by Wells Fargo pursuant to the Credit and Security Agreement and will be no less stringent than the present levels, except that with respect to item (b) above, the new covenant levels will be based on a $500,000 negative variance based upon the projections and updated cash flow budget for such periods.

The GB Loan Facility consists of a $5.0 million secured single-advance term loan. This facility is secured by a second priority lien in all collateral securing the WFBC credit facilities, except that it is secured by a first priority perfected security interest in all of our general intangible assets (i.e., intellectual property, trademarks, brand names and domain names) and proceeds thereof. The interest rate on the GB Loan Facility is the Prime Rate plus 6.75% per annum floating, payable monthly in arrears. As of December 31, 2005, we had $4.9 million outstanding on the GB Loan Facility at an interest rate of 14.0%. Upon the effective date of the Plan that is satisfactory to GB, the GB Loan Facility will convert to an Exit Financing facility by automatically extending the maturity date of the GB Loan Facility to the date thirty-six months after the date of closing of the GB Loan Facility (November 22, 2008).

Pursuant to the Credit and Security Agreement, dated November 22, 2005, governing the GB Loan Facility (the “GB Credit Agreement”), we are required to comply with certain financial covenants that are identical to the financial covenants described above in connection with the WFBC credit facilities.

As of and through January 31, 2006 we were in compliance with the financial covenants described above.

Debt issuance costs related to the WFBC credit facilities and the GB Loan Facility totaled $848,000 and are being amortized over the period from November 22, 2005 through their expiration date of July 31, 2006 and total approximately $318,000 per quarter. During the first quarter of fiscal 2006, amortization totaled $137,000 for the period from inception, November 22, 2005, through December 31, 2005. If these DIP Financing facilities are converted to Exit Financing Facilities prior to July 31, 2006, the unamortized debt issuance costs will be amortized through the automatically extended maturity date of November 22, 2008 as described above.

Note 4.  Inventories

Inventories are valued at the lower of cost (based on standard costs, which approximate the first-in, first-out (FIFO) method) or market, and include materials, labor and manufacturing overhead. Inventories consisted of the following (in thousands):

	December 31, 2005	September 30, 2005
Raw materials	$736	$521
Packaging and supplies	343	294
Finished goods	5,391	5,546
	$6,470	$6,361

Note 5.  Liabilities Subject to Compromise

Pursuant to our Chapter 11 Case, we have classified certain liabilities which existed prior to the October 14, 2005 bankruptcy petition filing as liabilities subject to compromise in accordance with SOP 90-7.  Disposition and settlement of such liabilities is under the jurisdiction of the Bankruptcy Court. Certain accounts payable and accrued expenses classified as liabilities subject to compromise have been satisfied, under jurisdiction of the Bankruptcy Court. The following table summarizes the pre-petition liabilities that are included as liabilities subject to compromise on the accompanying consolidated balance sheet (in thousands):

December 31, 2005
Convertible Note	$28,129
Accounts payable	3,275
Accrued retention	109
Total	$31,513

Note 6. Reorganization Items

Reorganization items in the three-month period ended December 31, 2005 represent professional fees incurred related to our Chapter 11 Case subsequent to filing.

Note 7. Stock-Based Compensation

Beginning October 1, 2005, we account for stock-based compensation pursuant to SFAS No. 123R, “Share-Based Payment,” which requires us to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in our statement of operations. Stock-based compensation totaled $36,000 for the three-month period ended December 31, 2005 and is included as a separate component of operating expenses in our statement of operations.

Prior to October 1, 2005, we accounted for stock options using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended, we computed, for pro forma disclosure purposes, the impact on net loss and net loss per share as if we had accounted for our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 as follows (in thousands, except per share amounts):

Three Months Ended December 31, 2004

Net loss applicable to common shareholders, as reported	$(3,172)
Deduct - total stock-based employee compensation expense determined under the fair value method for all awards	(41)
Net loss applicable to common shareholders, pro forma	$(3,213)
Basic and diluted net loss per share:
As reported	$(0.35)
Pro forma	$(0.36)

There were no options granted during the three-month periods ended December 31, 2005 and 2004.

Note 8.  Earnings Per Share

Basic earnings per share (“EPS”) and diluted EPS are the same for each of the three-month periods ended December 31, 2005 and 2004 since we were in a loss position.

Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive were as follows (in thousands):

	Three Months Ended December 31,
	2005	2004
Stock options	2,028	2,954
Stock warrants	1,116	1,116
Convertible notes	1,753	1,730
Convertible preferred stock	3,563	4,062
Total	8,460	9,862

Note 9. Conversion of Preferred Stock

On December 30, 2005, four shareholders of our Series C and Series D Convertible Preferred Stock converted $4.0 million face value of their shares of preferred stock into common stock. A total of 68,000 shares of Series C preferred stock were converted into 340,000 shares of our common stock and a total of 12,000 shares of Series D preferred stock were converted into 160,000 shares of our common stock.  Following these conversions, we had 9,502,101 shares of common stock, 484,500 shares of Series C preferred stock and 85,500 shares of Series D preferred stock outstanding. In connection with the conversions, $7.4 million of the value of preferred stock on our balance sheet was transferred to additional paid in capital as follows (in thousands):

Three Months Ended December 31, 2005
Original face amount	$4,000
Accrued dividends	3,117
10% redemption premium	373
Original issue discount	(43)
Total	$7,447

Note 10. Subsequent Event

Resignation of James W. Linford

Effective January 31, 2006, Mr. James W. Linford, our Senior Vice President and Chief Operating Officer resigned.  Mr. Linford will assist us in a full-time consulting capacity for the month of February 2006 and for up to an additional two weeks on an as-needed basis for a fee of $50,000 to be paid in four equal installments of $12,500 each during the month of February 2006. As a result of his resignation, Mr. Linford has forfeited his retention payment, which would have totaled $211,000. The $211,000 will be reversed from our retention accrual in the second quarter of fiscal 2006.

The resignation of Mr. Linford may constitute a “Change of Control” as defined in the WFBC and GB Credit Agreements. Such Change of Control is an Event of Default under each of the WFBC and GB Credit Agreements. WFBC and GB are aware of the Event of Default and it is expected that such Event of Default will be waived by WFBC and GB pursuant to each of the Credit Agreements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “should,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  As such, our actual results may differ significantly from those expressed in any forward-looking statements.  Factors that may cause or contribute to such differences include, but are not limited to: (i) consumers’ concerns or adverse publicity regarding our products; (ii) effectiveness of operating initiatives and advertising and promotional efforts; (iii) changes in consumer preferences; (iv) the availability and pricing of competitive products; (v) changes in our suppliers’ ability to provide quality and timely products to us; (vi) availability of financing; (vii) new legislation or government regulation concerning packaging or our ability to produce or sell our products; (viii) the availability of distributors, such as retail grocery stores, food services outlets, such as restaurants, club stores and natural food stores to carry our products; (ix) the success of our research and development activities to develop new meat alternative products; (x) the availability of our manufacturing facilities; and (xi) the costs to protect our intellectual property rights. Readers should carefully consider these risks, as well as the additional risks described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2005. Our risk factors have not changed significantly since they were filed with our Form 10-K on December 16, 2005. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Going Concern

Our financial statements have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, and in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” As a result of our filing for Chapter 11 bankruptcy protection, as described below, there is no assurance that the carrying amounts of assets will be realized or that the liabilities will be settled for the amounts recorded. Until a plan of reorganization is confirmed by the Bankruptcy Court, we are not able to determine the ultimate disposition of our remaining assets and liabilities.

Chapter 11 Filing

On October 14, 2005, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California, Santa Ana Division (the “Bankruptcy Court”) (Case No. SA 05-19539-JB) (the “Chapter 11 Case”). In connection with this Chapter 11 Case, on December 9, 2005, we filed a Plan of Reorganization (the “Plan”) and a related Disclosure Statement (the “Disclosure Statement”) with the Bankruptcy Court. On January 18, 2006, the Bankruptcy Court approved our Disclosure Statement and related notice and solicitation materials.  We began soliciting creditors’ approval of our Plan on February 2, 2006. The Bankruptcy Court has scheduled a hearing to confirm the Plan on March 15, 2006.  A copy of the Plan and Disclosure Statement will be filed in a Current Report on Form 8-K upon confirmation of the Plan by the Bankruptcy Court.

Significant terms of the Plan as currently drafted are as follows:

•      Amounts due to holders of general unsecured claims will be fully paid over an 18 month period;

•      All outstanding preferred stock and common stock will be terminated with no compensation to the holders thereof, thereby converting Gardenburger to a privately held company from a publicly held company;

•      Cancellation of all principal, accrued interest and accrued exit fees due pursuant to our Note Purchase Agreement, as amended, between Gardenburger and Annex Holdings I LP (“Annex”) and Second Amended and Restated Convertible Senior Subordinated Note, as amended (the “Convertible Note”), held by Annex, which totaled approximately $28.1 million as of December 31, 2005, and issuance of new equity interests in Gardenburger to Annex in full satisfaction of this claim;

•      Payment of all principal and accrued interest due pursuant to our Revolving Credit and Term Loan Agreement, as amended (the “Loan Agreement”) with CapitalSource Finance LLC (“CapitalSource”), which totaled approximately $8.2 million as of September 30, 2005 and was paid on November 22, 2005 utilizing proceeds from our debtor-in-possession credit facilities discussed below. The Plan anticipates that the debtor-in-possession credit facilities will convert to exit financing upon the effective date of the Plan;

•      Implementation of a management equity incentive plan pursuant to which members of Gardenburger’s management will receive equity interests in the reorganized company; and

•      Ongoing operation of our business on a viable basis following confirmation of the Plan.

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

The filing of the Chapter 11 Case constituted events of default under our Loan Agreement with CapitalSource and our Convertible Note held by Annex. As a result of the events of default, all debt outstanding under such loan documents became automatically and immediately due and payable. As discussed above, all outstanding debt and accrued interest under the Loan Agreement was paid on November 22, 2005 utilizing proceeds from our debtor-in-possession credit facilities discussed below. The amount of outstanding debt under the Convertible Note was approximately $28.1 million as of December 31, 2005. We believe that any effort of Annex to enforce their rights under the Convertible Note will be stayed as a result of the filing of the Chapter 11 Case. In any event, we understand that Annex does not currently contemplate any such action and that Annex supports the Plan.

Because the Plan has not been confirmed by the Bankruptcy Court, material terms of the Plan described in this Quarterly Report on Form 10-Q may change.

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

The WFBC credit facilities provide for a secured revolving line of credit (the “WFBC Revolving Credit Facility”) in an amount not to exceed $7.5 million and a secured equipment term loan (the “WFBC Term Credit Facility”) of $2.2 million. Upon the effective date of a Plan that is satisfactory to WFBC, the WFBC credit facilities will convert to Exit Financing facilities by automatically extending the maturity date of the WFBC credit facilities to the date thirty-six months after the date of closing of the WFBC credit facilities (November 22, 2008). The WFBC credit facilities were used to refinance our CapitalSource debt and will provide for ongoing working capital needs and for payment of obligations under, and in accordance with, the Plan.  All loans, advances and obligations under the WFBC credit facilities are secured by first priority security interests on all of our assets and reorganized Gardenburger, except general intangible assets (i.e., intellectual property, trademarks, brand names and domain names) and proceeds thereof.

The amount available under the WFBC Revolving Credit Facility is the lesser of (i) $7.5 million or (ii) up to the sum of: (i) 85% of eligible accounts receivable and (ii) the lesser of (a) $4.5 million or (b) the lesser of (x) 44.9% of eligible raw materials inventory plus 63.4% of eligible finished goods inventory or (y) 85% of the appraised net orderly liquidation value of eligible raw material inventory and eligible finished goods inventory, less (iii) reserves maintained by WFBC. The interest rate on the WFBC Revolving Credit Facility is the Prime Rate plus 0.50% per annum floating, payable monthly in arrears calculated on the basis of actual days elapsed in each year of 360 days. We or reorganized Gardenburger may also elect to fix the rate of interest on portions of revolving advances at an interest rate equal to 3.25% over Wells Fargo LIBOR. The default rate of interest will be 3.00% higher than the rate otherwise payable.  A fee of 0.50% per annum on the unused portion of the WFBC Revolving Credit Facility will be payable monthly in arrears. As of December 31, 2005, we had $0.3 million outstanding on the WFBC Revolving Credit Facility at an interest rate of 7.75% and $3.12 million available for future use.

The initial amount available under the WFBC Term Credit Facility was $2.2 million. The interest rate on the WFBC Term Facility is the Prime Rate plus 1.00% per annum floating, payable monthly in arrears, calculated on the basis of actual days lapsed in a year of 360 days. We or reorganized Gardenburger may also elect to fix the rate of interest on portions of term advances at an interest rate equal to 3.75% over Wells Fargo LIBOR. The default rate of interest will be 3.00% higher than the rate otherwise payable.  As of December 31, 2005, we had $2.2 million outstanding on the WFBC Term Credit Facility at an interest rate of 8.25%.

Pursuant to the Credit and Security Agreement, dated November 22, 2005, governing the WFBC credit facilities (the “WFBC Credit Agreement”), we are required to comply with certain financial covenants (as defined in the WFBC Credit Agreement), which are described below:

(a)   We are required to maintain a Minimum Availability as follows:

Dates	Minimum Availability
11/22/05 through 12/02/05	$2,000,000
12/03/05 through 12/30/05	$1,750,000
12/31/05 and at all times thereafter	$1,500,000

(b)   We are required to achieve Net Cash Flow in an amount not less than the amount set forth below for the periods set forth below:

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

(d)   In the event we fail to achieve the minimum gross sales as set forth in item (c) above for any period set forth above, we are required to achieve, for the period set forth below ending on the same end date as the period for which we failed such minimum gross sales covenant, cumulative Net Sales of not less than the amount set forth below for the period ending on the date set forth below:

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

Pursuant to the WFBC Credit Agreement, on or before February 24, 2006, Wells Fargo will set new covenant levels for item (b) above.  The new covenant levels will be based upon our projections and cash budget for such periods received by Wells Fargo pursuant to the Credit and Security Agreement and will be no less stringent than the present levels, except that with respect to item (b) above, the new covenant levels will be based on a $500,000 negative variance based upon the projections and updated cash flow budget for such periods.

The GB Loan Facility consists of a $5.0 million secured single-advance term loan. This facility is secured by a second priority lien in all collateral securing the WFBC credit facilities, except that it is secured by a first priority perfected security interest in all of our general intangible assets (i.e., intellectual property, trademarks, brand names and domain names) and proceeds thereof. The interest rate on the GB Loan Facility is the Prime Rate plus 6.75% per annum floating, payable monthly in arrears. As of December 31, 2005, we had $4.9 million outstanding on the GB Loan Facility at an interest rate of 14.0%. Upon the effective date of the Plan that is satisfactory to GB, the GB Loan Facility will convert to an Exit Financing facility by automatically extending the maturity date of the GB Loan Facility to the date thirty-six months after the date of closing of the GB Loan Facility (November 22, 2008).

Pursuant to the Credit and Security Agreement, dated November 22, 2005, governing the GB Loan Facility (the “GB Credit Agreement”), we are required to comply with certain financial covenants that are identical to the financial covenants described above in connection with the WFBC credit facilities.

As of and through January 31, 2006 we were in compliance with the financial covenants described above.

Debt issuance costs related to the WFBC credit facilities and the GB Loan Facility totaled $848,000 and are being amortized over the period from November 22, 2005 through their expiration date of July 31, 2006 and total approximately $318,000 per quarter. During the first quarter of fiscal 2006, amortization totaled $137,000 for the period from inception, November 22, 2005, through December 31, 2005. If these DIP Financing facilities are converted to Exit Financing Facilities prior to July 31, 2006, the unamortized debt issuance costs will be amortized through the automatically extended maturity date of November 22, 2008 as described above.

General

Approximately 72% of our gross sales were attributable to the Gardenburger® veggie burger and soy burger products, with the remaining 28% attributable to our newer meat alternative products in the three months ended December 31, 2005 (hereinafter also referred to as the first quarter of fiscal 2006). Consumers, in general, have been moving to the wider range of meat alternative products becoming available in the marketplace. In response to this development in consumer tastes, in fiscal 2003, we added five new products, including BBQ Chik’n and Meatless Meatloaf.  In the third quarter of fiscal 2004, we introduced a new line of six microwaveable meatless entrees to capitalize on the consumers’ need for convenience and, in early fiscal 2005 we introduced Gardenburger Wraps.

Our results have been adversely affected by increased competition for market share as a source of growth due to flat consumer consumption. Despite this increased competition, sales of our veggie burger products increased approximately 7% in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. The increased competition contributed to drops of 4.4% and 8.7% in fiscal 2005 compared to fiscal 2004 and in fiscal 2004 compared to fiscal 2003, respectively.

Results of Operations

	Three Months Ended December 31, 2005		Three Months Ended December 31, 2004
(dollars in thousands)	Dollars	% of net sales(1)	Dollars	% of net sales(1)
Net sales	$8,886	100.0%	$9,128	100.0%
Cost of goods sold	5,887	66.3	5,627	61.6
Gross margin	2,999	33.7	3,501	38.4

Sales and marketing expense	2,430	27.3	3,298	36.1
General and administrative expense	835	9.4	1,199	13.1
Stock-based compensation	36	0.4	—	—
	3,301	37.1	4,497	49.3
Operating loss	(302)	(3.4)	(996)	(10.9)
Interest expense, net	(737)	(8.3)	(1,051)	(11.5)
Loss from operations before reorganization items	(1,039)	(11.7)	(2,047)	(22.4)
Reorganization items	413	4.6	—	—
Net loss	(1,452)	(16.3)	(2,047)	(22.4)
Preferred dividends	157	1.8	1,125	12.3
Net loss applicable to common shareholders	$(1,609)	(18.1)%	$(3,172)	(34.8)%

(1)   Percentages may not add due to rounding.

Net Sales

The $242,000, or 2.7%, decrease in net sales in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 was a result of a $531,000 decrease in sales, partially offset by a decrease in trade spending. Decreases in sales of our meat alternative products, including entrees, were only partially offset by the increase in veggie burger products and $703,000 in sales of our Gardenburger Wraps, which were introduced after the first quarter of fiscal 2005. The decrease in sales of our entrees was due to poor consumer acceptance. We are in the process of introducing new packaging for all of our products and are also attempting to eliminate entrees from certain locations and replace them with better selling products.

Trade spending totaled $1.9 million in the first quarter of fiscal 2006 compared to $2.2 million in the first quarter of fiscal 2005. Trade spending includes promotions, discounts, contract origination fees and slotting fees. Pursuant to EITF No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” these costs are recorded at the later of when revenue is recognized or when the sales incentive is offered and are generally classified as a reduction of sales.

Gross Margin

The $502,000, or 14.3%, decrease in gross margin and the decrease in gross margin as a percentage of net sales in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 were due to generally higher raw material costs, driven by fuel and energy cost increases. There were no material changes to selling prices in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 and, at the current time, we do not anticipate any material selling price changes in fiscal 2006.

Sales and Marketing Expense

The $868,000, or 26.3%, decrease in sales and marketing expense in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 was due primarily to a $449,000 reduction in marketing and promotional activities, $229,000 in reduced salaries and related costs due to staff reductions in fiscal 2005 and $141,000 in severance in the first quarter of fiscal 2005 compared to none in the first quarter of fiscal 2006.

General and Administrative Expense

The $364,000, or 30.4%, decrease in general and administrative expense in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 was due primarily to $261,000 of costs related to Sarbanes-Oxley consulting in the first quarter of fiscal 2005 that was not repeated in the first quarter of fiscal 2006 and a $96,000 decrease in auditor fees in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005.

Stock-Based Compensation

Stock-based compensation of $36,000 in the first quarter of fiscal 2006 represents the amortization of the fair value of previously issued stock options. We adopted SFAS No. 123R in the first quarter of fiscal 2006 as discussed more fully in Note 7 above.

Interest Expense

In connection with our Chapter 11 Case discussed above, we ceased the accrual of all interest and exit fees related to our Convertible Note effective October 14, 2005. Accordingly, we did not record contractual interest totaling $0.9 million in the first quarter of fiscal 2006.

Interest expense in the first quarter of fiscal 2006 includes interest pursuant to our Convertible Note through October 14, 2005, our CapitalSource Loan Agreement through November 22, 2005, the date on which all amount due to CapitalSource were paid in full, and on our DIP Financing agreements.

Reorganization Items

Reorganization items in the three-month period ended December 31, 2005 represent professional fees incurred related to our Chapter 11 Case subsequent to filing.

Income Taxes

A valuation allowance has been recorded for the full amount of deferred tax assets due to the uncertainty regarding the realization of the net deferred tax assets consisting primarily of net operating loss and credit carryforwards.  Accordingly, no benefit has been recorded related to our losses in the first quarter of fiscal 2006 or of fiscal 2005.

Preferred Dividends

In connection with our Chapter 11 Case discussed above, we ceased the accrual of all dividends related to our preferred stock and ceased accretion of the 10% redemption premium and original issue discount effective October 14, 2005. Accordingly, we did not record contractual dividends totaling $839,000 or accretion of $129,000 in the first quarter of fiscal 2006.

Detail of our preferred dividends and accretion was as follows (in thousands):

	Three Months Ended December 31,
	2005	2004
12% cumulative dividends	$136	$975
Accretion of 10% redemption premium	17	120
Accretion of original issue discount	4	30
	$157	$1,125

Liquidity and Capital Resources

General

Net cash provided by operating activities in the first quarter of fiscal 2006 was $1.5 million, a $0.4 million improvement from the $1.1 million provided by operating activities in the first quarter of fiscal 2005.  During the first quarter of fiscal 2006, we repaid all outstanding principal and accrued interest pursuant to our CapitalSource Loan Agreement, which totaled approximately $8.2 million.  We borrowed $7.5 million, net, utilizing our DIP Financing during the first quarter of fiscal 2006.

See the section captioned “Debtor-in-Possession Credit Facilities” for a discussion of our current DIP Financing and the possible future conversion to Exit Financing.

Accounts receivable decreased $1.1 million to $2.1 million at December 31, 2005 from $3.2 million at September 30, 2005, due primarily to seasonally lower sales in the first quarter of a fiscal year compared to the fourth quarter of a fiscal year. Days sales outstanding were approximately 21 days at December 31, 2005 compared to 24 days at September 30, 2004.

Inventories increased $0.1 million to $6.5 million at December 31, 2005 compared to $6.4 million at September 30, 2005.  Inventory turned approximately 3.7 times on an annualized basis in the first quarter of fiscal 2006 compared to approximately 2.5 times in the first quarter of fiscal 2005.

Accounts payable decreased $1.8 million to $1.7 million at December 31, 2005 compared to $3.5 million at September 30, 2005, primarily due to the transfer of $3.3 million of accounts payable to liabilities subject to compromise, partially offset by credit terms granted by certain vendors subsequent to our Chapter 11 filing.

Accrued payroll and employee benefits include $790,000 of accrued retention pursuant to our executive officer retention agreements at December 31, 2005 compared to $899,000 at September 30, 2005. The decrease is due to the transfer of $109,000 of accrued retention to liabilities subject to compromise.

Other current liabilities decreased $96,000 to $0.5 million at December 31, 2005 compared to $0.6 million at September 30, 2005, due primarily to decreases in accrued property taxes and insurance.

Capital expenditures of $4,000 during the first quarter of fiscal 2006 were primarily used for manufacturing equipment. We anticipate spending no more than $250,000 on capital expenditures in all of fiscal 2006 primarily for manufacturing equipment.

Other long-term assets increased $0.7 million to $1.0 million at December 31, 2005 compared to $326,000 at September 30, 2005 primarily due to $848,000 of capitalized financing fees related to our DIP Financing, partially offset by $137,000 of amortization of such capitalized financing fees. Capitalized financing fees, net of amortization, totaled $711,000 at December 31, 2005 and are being amortized at the rate of $318,000 per quarter through July 31, 2006.

Our Convertible Note balance, which was included as a component of liabilities subject to compromise at December 31, 2005, included the following (in thousands):

	December 31, 2005	September 30, 2005
Principal	$17,156	$17,156
Accrued Interest	6,285	6,167
Exit Premium	4,688	4,665
	$28,129	$27,988

According to our Plan, the Convertible Note balance will be extinguished and Annex will be issued new equity interests in Gardenburger in full satisfaction of this claim.  Accordingly, as mentioned above, we ceased the accrual of all interest and exit fees related to our Convertible Note effective October 14, 2005.

Contractual payments under our short-term note payable, our term loans, our Convertible Note, our operating leases and other obligations are significant. A schedule of contractual payments remaining due at December 31, 2005 in the next five fiscal years, including exit fees of approximately $4.7 million for the Convertible Note, was as follows (in thousands):

	Total	Remainder of Fiscal 2006	Fiscal 2007 - 2008	Fiscal 2009 - 2010	Thereafter
Short-Term Note Payable	$339	$339	$—	$—	$—
Term Loans	7,101	7,101	—	—	—
Convertible Note	28,129	28,129	—	—	—
Operating Leases	1,265	527	729	9	—
Purchase Order Obligations	1,042	1,042	—	—	—
License Agreement	271	58	213	—	—
Retention Agreements	899	817	82	—	—
Total	$39,046	$38,013	$1,024	$9	$—

As of December 31, 2005, we had 484,500 shares of Series C Convertible Preferred Stock and 85,500 shares of Series D Convertible Preferred Stock outstanding. See Note 9 above for a discussion of the conversion of $4.0 million face amount of our Series C and Series D Convertible Preferred Stock during the first quarter of fiscal 2006. The preferred stock balance consisted of the following (in thousands):

	December 31, 2005	September 30, 2005
Original face amount	$28,500	$32,500
Accrued dividends	22,207	25,188
10% redemption premium	2,656	3,012
Original issue discount	(301)	(348)
	$53,062	$60,352

As discussed above, pursuant to our Plan, all shares of preferred stock will be canceled with no compensation to the holders thereof. Accordingly, as mentioned above, we eliminated the accrual of dividends and the accretion of the redemption premium and the original issue discount as of October 14, 2005, the date we filed our Chapter 11 Case.

Liabilities Subject to Compromise

Pursuant to our Chapter 11 Case, we classified certain liabilities which existed prior to the October 14, 2005 bankruptcy petition filing as liabilities subject to compromise in accordance with SOP 90-7.  Disposition and settlement of such liabilities is under the jurisdiction of the Bankruptcy Court. Certain accounts payable and accrued expenses classified as liabilities subject to compromise have been satisfied, under jurisdiction of the Bankruptcy Court. The following table summarizes the pre-petition liabilities that are included as liabilities subject to compromise on the accompanying consolidated balance sheet (in thousands):

December 31, 2005
Convertible Note	$28,129
Accounts payable	3,275
Accrued retention	109
Total	$31,513

Seasonality

The third and fourth quarters of our fiscal year typically have stronger sales due to the summer grilling season. We typically build inventories during the first and second quarters of each fiscal year in anticipation of increased sales in the third and fourth fiscal quarters.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and the use of estimates as reported in our Form 10-K for the fiscal year ended September 30, 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As discussed above, amounts outstanding under our DIP Financing agreements bear interest at rates tied to the prime rate.  At December 31, 2005, we had $0.3 million outstanding at a rate of 7.75%, $2.2 million outstanding at a rate of 8.25% and $4.9 million outstanding at a rate of 14.00%. Based on amounts outstanding under the DIP Financing agreements at December 31, 2005, a 10% increase in the prime rate would increase our annual interest expense by approximately $54,000 compared to the interest rates in effect at December 31, 2005.

We do not currently utilize, nor do we anticipate utilizing, derivative financial instruments.

Item 4.  Controls and Procedures

During the course of their audit of our financial statements for the year ended September 30, 2004, our former independent registered public accounting firm, BDO Seidman, LLP (“BDO”), advised management and the Audit Committee of our Board of Directors that they had identified certain deficiencies in internal control over financial reporting.  Certain of these deficiencies are considered to be “material weaknesses” as defined under the standards established by the Public Company Accounting Oversight Board. These “material weaknesses” related to cash and cash disbursements and accounts payable cycles, inventory and revenue cycles and financial reporting. BDO also identified certain “significant deficiencies” that did not rise to the level of material weakness.  These “significant deficiencies” involved matters relating to the design or operation of internal control that, in the judgment of BDO, could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. These significant deficiencies related to segregation of duties, lack of current accounting manual, maintenance of important documents, discrepancies between our fixed asset ledger and general ledger, discrepancies with our stated capitalization policy, human resource employee’s ability to enter information regarding employees, change salaries and issue checks, documentation of management’s review of journal entries and information technology policies and procedures.

We are currently in the process of undertaking steps to remedy these material weaknesses and significant deficiencies. In October 2004, we retained Singer Lewak Greenbaum and Goldstein, LLP (“SLGG”) as an independent third party to assist our management in the preparation of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOA 404”).  SLGG assisted in the formation of a cross representational Steering Committee, whose charter includes the responsibility for SOA 404 compliance and remediation implementation. In November 2004, we hired a Manager of Business Systems and Analysis responsible for, among other things, providing support for Sarbanes-Oxley compliance. The individual assisted the Chief Financial Officer and Controller and provided additional segregation of duties consistent with our objectives. This individual resigned his position on July 29, 2005.

Management is diligently working to implement control enhancements to eliminate the deficiencies found by BDO and the Steering Committee and risk areas identified through documentation surveys and pending internal control test verification. Significant deficiencies are currently being corrected and remediated in efforts to meet SOA 404 compliance prior to fiscal year-end September 30, 2007. In our opinion, a majority of the significant deficiencies disclosed in our Form 10-K for the year ended September 30, 2004 and in our Form 10-Qs for the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005 have been remediated (refer to Item 9A of the 2004 10-K and Item 4 of the 10-Qs).  The internal control remediation efforts will help build a sound internal control structure and eliminate the observed significant deficiencies.

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

The statements contained in Exhibits 31.1 and 31.2 should be considered in light of, and read together with, the information set forth in this Item 4.

PART II - OTHER INFORMATION

Item 6.  Exhibits

(a)   The exhibits filed as a part of this report are listed below and this list is intended to comprise the exhibit index:

Exhibit No.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 13, 2006	GARDENBURGER, INC.

		By:	/s/ROBERT T. TREBING, JR.
Robert T. Trebing, Jr.
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)